Form 10KSB
period 2005-12-31
Silver Pearl Enterprises, Inc.
filed 2006-04-17
CIK 1326396

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

                   For the Fiscal Year Ended December 31, 2005

                         SILVER PEARL ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                    333-124837              45-0538522
(State or other jurisdiction   (Commission File Number)   (IRS Employer
  of incorporation)                                        Identification No.)


                  1541 E. Interstate 30, Rockwall, Texas 75087
               (Address of principal executive offices (zip code))

                                  972-722-3352
              (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.
                            [X] YES [ ] NO

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.
                            [ ] YES [X] NO

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2005: $-0-

Shares of common stock outstanding at December 31, 2005:  5,025,300

PART I.

ITEM 1.           DESCRIPTION OF BUSINESS

         We were incorporated on May 4, 2004 in the State of Texas as Silver Pearl Enterprises, Inc. in order to sell furniture and decorating accessories for both residential and commercial uses. We purchase our furniture through companies that import directly from manufacturers in China, and some decorating items from local importers and distributors. We opened our store in December 2004 and need to raise money for additional inventory and to promote our store and our website.

         Sales in 2005 were $134,690 and in 2004 were $8,209. We sell residential and office furniture that is imported mostly from China and other decorating accessories, some of which are imported and some of which we obtain from local importers and distributors.

We are an independent retailer of home and commercial furniture and related accessories. Our product offerings include sofas, love seats, mirrors, occasional tables, lamps, rugs, bed frames, bureaus and dressers, pictures, and assorted home and business ornamental accessories.

Our sole location is currently located in the Dallas Texas Metroplex operating out of a 2,980 square foot commercial building.

We purchase product by container load resulting in higher retail margins, cheaper pricing to the public, and a non-dependency on any one supplier.

All product sold is bought in its finished state. We perform no assembly or manufacture, acting simply as a retail outlet for imported and regionally purchased home and business furniture and accessories. We are an established business, having been incorporated in June 2004 and having our grand opening in December of 2004. We do not plan to offer a new product for which development is necessary but may offer for sale pre-manufactured products that meet our product mix and tastes of our customer base.

The retail sale of home and office furniture and related accessories is retail focused and therefore driven by the local economy and the individual tastes and preferences of the purchaser. We are keenly aware that to be competitive we must not only offer the best value for the money but also the service our customers expect when purchasing. It is our opinion the competitiveness of the retail industry for home and office furnishing entails quality product, utilitarian and ascetic aspects of the products, and service through product knowledge and timely delivery. Competition varies by local retail outlets and product offering. It is our opinion our imported products are unique and desirable by the discriminating consumer.

We compete with not only local individual retail stores but also with regional and national department store chains. We believe we can compete effectively with the regional and national department stores due to our unique product mix. Most larger furniture companies buy for all retail outlets and offer generic and similar products. We believe our imported furniture and accessories offer an additional choice not found at the traditional chain retailer.

We also believe we have competitively priced product in the mid range pricing scale. This provides access to a larger cross-section of the retailing public that are shopping for products such as we sell. Finally, we believe our ability to make prompt delivery of orders through maintenance of inventory to be a key to the success of not only satisfied customers, but also allowing for repeat business.

The Dallas-Fort Worth Metroplex
According to the DFW Regional Economic Development Fact Book prepared by the Greater Dallas Chamber (located at the following web address http://www.gdc.org/DFW%20Regional%20Economic%20Development%20Fact%20Book.pdf#s
earch='metroplex%20population)
"The eight counties of the Dallas PMSA together with the four counties of the Fort Worth PMSA compose the 12-county Dallas-Fort Worth Consolidated
Metropolitan Statistical Area (Dallas- Fort Worth CMSA), referred to collectively as the Metroplex. With a population well over 5 million, the Metroplex is the largest market in the Southern US and ninth largest in the nation. Between 2000 and 2030, the diversified population of the Metroplex is expected to grow by 2.7 million people to almost 8 million. Dallas-Fort Worth has a large working-age population. According to Census 2000, the median age of the Metroplex is 32.1 while the national age is 35.3.

This report also identifies Metroplex household income trends. According to this report and based on information from the US Census Bureau, the following chart highlights the increased affluence and therefore increased disposable income of residents of the Metroplex:

DFW Household                       1990             2000              2005
Income (Nominal $)                  Census           Census            Estimate
-------------------------------------------------------------------------------

0 - $34,999                         52.9%            35.7%             30.5%
$35,000 - $74,999                   35.7%            37.0%             37.2%
$75,000 - $150,000                  9.3%             21.3%             26.2%
$150,000 +                          2.0%              6.0%              6.0%

Competition
We believe competition will be determined by price, service, and product selection. The Company believes it has a competitive edge in all three categories specifically;

Price  -  Due  to  discount   purchasing   through  container  of  competitively
manufactured quality merchandise, the Company believes it has an advantage over regional and national chain stores.

Selection - Due to the foreign element of the Company's product, it possesses a uniqueness which differentiates it from traditional chain store furnishings and accessories. This in itself will drive the attractiveness factor of the product.

Service - Store purchases are guaranteed same day delivery through contract local metro shipping companies.

Marketing
Marketing activities have been restricted by cash flow and as such have been limited to building signage and word of mouth advertising. Going forward, through the proceeds of this offering, the company intends to increase marketing activities through printed circulars, newspapers, trade magazines and local television and radio commercial spots

Employees

The Company presently has one employee. We anticipate hiring an additional sales person within the next 12 months.

Other factors
The Company's operations are not dependent on patents, copyrights, trade secrets, know-how or other proprietary information. We do not anticipate doing so in the future. We are not under any confidentiality agreements, covenants and the like.


ITEM 2.           DESCRIPTION OF PROPERTY

The company rents a 2,980 square foot facility on a three year lease at the rate of $1,500 per month from a company controlled by a shareholder. The lease expires in November 2007.


ITEM  3.          LEGAL PROCEEDINGS

The company is not involved in any legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2005.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
                  MATTERS

The Common Stock is not currently quoted on any exchange.

Shareholders

As of December 31, 2005, there were 83 record holders of the Common Stock.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.


ITEM 6            MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2004

We started our business in 2004 when we incorporated on May 4, 2004 and opened our store in late November. As a new business we took time to develop our image and our marketing strategy. It has been a little over a year since we opened and it appears our marketing is now paying dividends in the form of increased sales.

Results for the Period Ended December 31, 2005

Revenues for the period ended December 31, 2005 were $134,690 compared to $8,209 for 2004.

Cost of goods sold were $58,004 for 2005 and $1,491 for 2004, thus giving us a gross profit of $76,686 or 57% and $6,718 or 82%. Our gross profit went down since in 2004 we sold only smaller items that had a much higher markup and when we had a whole year of operations in 2005, we sold a much more varied selection fo goods where our markup varied.

Total operating expenses for the period were $132,002 for 2005 and $12,701 for 2004. Our highest expenses, respectively for 2005 and 2004, were advertising of $43,622 and 5,523, rent of $18,000 and $1,500 and payroll of $24,000 and 0.
Since we are a new business, we had many costs that were non-recurring one time costs which we estimate at $14,000.

Net loss for the period was $56,384 compared to the loss for 2004 of $5,097.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of David S. Hall, P.C. appear on pages F-1 through F-7 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 8A.          CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures
         ------------------------------------------------

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b)      Changes in internal controls
         ----------------------------

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART III.

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2005, the following persons serve as directors and officers of the Company.

Denise D. Smith            Chief Executive Officer, President, Chief Financial
                           Officer and Director

DENISE D. SMITH. Ms. Smith graduated from Oklahoma State University with a degree in Advertising and Public Relations. She held various sales positions selling advertising for brochures, magazines and a television station. These positions required her to interact with business owners and help them develop an advertising and marketing plan for their business and working with local and national advertising agencies in selling advertising for their clients. This entailed describing the different advertising avenues which gave her an expertise in the advertising and marketing area. She also was required to develop territories and generate new business for her employers. After working successfully in these sales positions she took time to raise a family. Since June 4, 2004, she has been the sole officer and director of Silver Pearl Enterprises, Inc.


ITEM 10.          EXECUTIVE COMPENSATION

Our executive officer received $1,560 in 2005 and 0 in 2004.

ITEM 11.          SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIA
                                     OWNERS


As of December 31, 2004, the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / relationship                                   Amount owned
to Issuer                       Name of Owner          before offering   Percent
--------------------------------------------------------------------------------

President, Secretary
  and Director                  Denise D. Smith        4,000,000         79.60%

Shareholder                     Art Xpectations, LLC     400,000          7.96%

Shareholder                     VMP Enterprises, LLC     360,000          7.16%


All officers, directors, and
10% shareholders as a group                            4,760,000         94.72%

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

None.


ITEM 13.          EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Included in Part II, Item 7 of this report:

         Report of Independent Public Accountant

         Balance Sheet as of December 31, 2005 and 2004

         Statement of Operations - Twelve Months Ended December 31, 2005 and Period from May 4, 2004 (Inception) to December 31, 2004

         Statement of Stockholders Equity - Period from Inception to December 31, 2005

         Statement of Cash Flows - Twelve Months Ended December 31, 2005 and Period from May 4, 2004 (Inception) to December 31, 2004

         Notes to Financial Statements

(b) The company filed the following Form 8-K's in 2005.

None.

(c) Exhibits

31       Certification

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO and CFO



ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 was $4,500.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full- time, permanent employees.

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.


SILVER PEARL ENTERPRISES, INC.

By: /s/  Denise D. Smith
    --------------------
         Denise D. Smith
         Chief Executive Officer & Chief Financial Officer


Dated: April 10, 2006

                         SILVER PEARL ENTERPRISES, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

                          SILVER PEARL ENTERPRISES, INC
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                        PAGE (S)

BASIC FINANCIAL STATEMENTS

         Independent Auditor's Report                                       1

         Balance Sheet as of December 31, 2005                              2

         Statements of Income for the Years Ended
                 December 31, 2005 and 2004                                 3

         Statements of Cash Flows for the Years Ended
                 December 31, 2005 and 2004                                 4

         Statement of Stockholders' Equity for the Year Ended
                 December 31, 2005 and 2004                                 5

         Notes to the Financial Statements                                6-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Management of Silver Pearl Enterprises, Inc.
Rockwall, Texas

We have audited the accompanying balance sheet of Silver Pearl Enterprises, Inc. as of December 31, 2005 and the related statements of income, cash flows and stockholders' equity for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Pearl Enterprises, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.





/s/  David S. Hall, P.C.
-----------------------
David S. Hall, P.C.

Dallas, Texas
April 11, 2006





                         SILVER PEARL ENTERPRISES, INC.
                                  Balance Sheet
                                December 31, 2005



ASSETS
      Current Assets
          Cash and Cash Equivalents                                              $     83,063
          Accounts Receivable                                                           3,522
          Inventory                                                                    70,891
                                                                                  -------------
               Total Current Assets                                                   157,476

      Fixed Assets
          Furniture & Equipment                                                         3,793
          Transportation Equipment                                                      4,314
          Website Costs                                                                25,000
          Leasehold Improvements                                                       15,183
          Less: Accumulated Depreciation                                              (13,393)
                                                                                 -------------
               Total Fixed Assets                                                      34,897

      Other Assets
          Deposits                                                                      1,500
          Deferred Tax Benefit                                                          8,801
                                                                                 -------------
               Total Other Assets                                                      10,301
                                                                                 -------------

                   TOTAL ASSETS                                                  $    202,674
                                                                                 =============

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities
          Accounts Payable and Accrued Expenses                                  $      9,615
          Short Term Note Payable                                                         403
          Line of Credit Payable                                                       28,737
                                                                                 -------------
               Total Liabilities (All Current)                                         38,755

      Stockholders' Equity
          Common Stock, $.001 par value, 20,000,000 shares authorized,
               5,025,300 shares issued and outstanding                                  5,025
          Additional Paid-In Capital                                                  220,375
          Retained Earnings (Deficit)                                                 (61,481)
                                                                                 -------------
               Total Stockholders' Equity                                             163,919
                                                                                 -------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    202,674
                                                                                 =============




The accompanying notes are an integral part of these financial statements.



                         SILVER PEARL ENTERPRISES, INC.
                               Statement of Income
                    For the Year Ended December 31, 2005 and
        For the Period from Inception (May 4, 2004 ) to December 31, 2004



                                                                            2005            2004
                                                                       ---------------  --------------


REVENUES                                                               $      134,690   $       8,209

COST OF SALES                                                                  58,004           1,491
                                                                       ---------------  --------------
           GROSS PROFIT                                                        76,686           6,718

OPERATING EXPENSES
      Advertising                                                              43,622           5,523
      Contract Services                                                         6,354           4,302
      Rent                                                                     18,000           1,500
      License & Fees                                                            3,638             550
      Office Expenses                                                             590             117
      Depreciation                                                             12,683             709
      Other Operating Expenses                                                 47,113               0
                                                                       ---------------  --------------
           TOTAL OPERATING EXPENSES                                           132,000          12,701
                                                                       ---------------  --------------

NET OPERATING INCOME (LOSS)                                                   (55,314)         (5,983)

OTHER INCOME (EXPENSE)
      Interest Income                                                               8               0
      Interest Expense                                                         (3,050)            (13)
      Unrealized Loss from Marketable Securities                               (5,930)              0
                                                                       ---------------  --------------
           TOTAL OTHER INCOME (EXPENSE)                                        (8,972)            (13)
                                                                       ---------------  --------------

NET (LOSS) BEFORE INCOME TAXES                                                (64,286)         (5,996)

      Provision for Income Taxes (Expense) Benefit                              7,902             899
                                                                       ---------------  --------------

NET (LOSS)                                                             $      (56,384)  $      (5,097)

      Beginning Retained Earnings (Deficit)                                    (5,097)              0
                                                                       ---------------  --------------

ENDING RETAINED EARNINGS (DEFICIT)                                     $      (61,481)  $      (5,097)
                                                                       ===============  ==============

EARNINGS PER SHARE

      Weighted Average of Outstanding Shares                                4,826,145       3,935,104
                                                                       ===============  ==============
      Income (Loss) for Common Stockholders                            $        (0.01)  $       (0.00)
                                                                       ===============  ==============




The accompanying notes are an integral part of these financial statements.




                         SILVER PEARL ENTERPRISES, INC.
                  Statement of Changes in Stockholders' Equity
        For the Period from Inception (May 4, 2004) to December 31, 2005

                                                Common Stock                Paid-In          Retained
                                            Shares            Amount        Capital          Earnings          Totals
                                       -----------------   ----------------------------   ---------------------------------
                                       -----------------   ------------  --------------   -------------   -----------------

2004
----
Beginning Stockholder's Equity                        0    $         0   $           0    $          0                   0

      Issuance of Common Stock
          for Cash & Services                 4,000,000          4,000               0                               4,000

      Issuance of Common Stock
          for Website                           400,000            400          24,600                              25,000

      Issuance of Common Stock
          for Assets                            360,000            360          79,640                              80,000

      Net (Loss)                                                                                (5,097)             (5,097)
                                       -----------------   ------------  --------------   -------------   -----------------

Ending Stockholders' Equity                   4,760,000    $     4,760   $     104,240    $      (5,097)  $         103,903
                                       =================   ============  ==============   =============   =================

2005
----
      Issuance of Common Stock
          for Marketable Securities              60,000             60          13,690                              13,750

      Issuance of Common Stock
          for Cash                              205,300            205         102,445                             102,650

      Net (Loss)                                                                               (56,384)            (56,384)
                                       -----------------   ------------  --------------   -------------   -----------------

Ending Stockholders' Equity                   5,025,300    $      5,025  $      220,375   $     (61,481)  $         163,919
                                       =================   ============  ==============   =============   =================


The accompanying notes are an integral part of these financial statements.




                         SILVER PEARL ENTERPRISES, INC.
                             Statement of Cash Flows
                    For the Year Ended December 31, 2005 and
        For the Period from Inception (May 4, 2004 ) to December 31, 2004

                                                                            2005            2004
                                                                        --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                                                 $     (56,384)  $      (5,097)
      Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation                                                        12,683             709
           Stock Issued for Services                                                0           4,000
           (Increase) in Accounts Receivable                                   (3,522)              0
           (Increase) in Inventory                                            (14,028)           (152)
           (Increase) in Deposits                                                   0          (1,500)
           (Increase) in Deferred Tax Benefit                                  (7,902)           (899)
           Increase in Accrued Expenses                                         8,907             708
                                                                        --------------  --------------
               Net Cash (Used) by Operating Activities                        (60,246)         (2,231)

CASH FLOWS FROM INVESTING ACTIVITIES                                                0               0

CASH FLOWS FROM FINANCING ACTIVITIES
      Common Stock Issued for Cash                                            102,650               0
      Common Stock Issued for Marketable Securities                            13,750               0
      Note Additions                                                           28,734          11,931
      Note Payable Offset Against Inventory Reduction                               0          (5,136)
      Note Payments                                                            (3,289)         (3,100)
                                                                        --------------  --------------
               Net Cash Provided by Financing Activities                      141,845           3,695
                                                                        --------------  --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      81,599           1,464

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  1,464               0
                                                                        --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $      83,063   $       1,464
                                                                        ==============  ==============


SUPPLEMENTAL DISCLOSURES

      Cash Paid During the Year for Interest Expense                    $       3,050   $           0
                                                                        ==============  ==============
      Stock Issued for Fixed Assets & Inventory                         $           0   $     105,000
                                                                        ==============  ==============
      Stock Issued for Services                                         $           0   $       4,000
                                                                        ==============  ==============
      Stock Issued for Marketable Securities                            $      13,750   $           0
                                                                        ==============  ==============




The accompanying notes are an integral part of these financial statements.

                                                                      Exhibit 31
CERTIFICATION

I, Denise D. Smith, certify that:

1. I have reviewed this annual report on Form 10-KSB of Silver Pearl Enterprises, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2006

/s/  Denise D. Smith
--------------------
Denise D. Smith
Chief Executive Officer and Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Silver Pearl Enterprises, Inc. (the "Company") on Form 10- KSB for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Denise D. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Denise D. Smith
----------------------
Denise D. Smith
Chief Executive Officer and Chief Financial Officer
April 10, 2006