Form 10KSB/A
period 2005-12-31
Silver Pearl Enterprises, Inc.
filed 2006-05-10
CIK 1326396

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-KSB/A

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

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

         Nature of Activities, History and Organization:
         -----------------------------------------------

         Silver Pearl Enterprises, Inc. (The "Company") operates as a retailer of furniture and framed art. The Company is located in Rockwall, Texas and was incorporated on May 4, 2004 under the laws of the State of Texas.

         Significant Accounting Policies:
         --------------------------------

         The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. Below is a summary of certain significant accounting policies selected by management.

                  Basis of Presentation:
                  ----------------------

                  The Company prepares its financial statements on the accrual basis of accounting.

                  Cash and Cash Equivalents:
                  --------------------------

                  All highly liquid investments with original maturities of three months or less are stated at cost which approximates market value.

                  Marketable Securities:
                  ----------------------

                  Debt securities and equity securities that have readily determinable fair values are recorded at fair value in the accompanying balance sheet and are classified as available-for-sale.

                  Inventory:
                  ----------

                  The inventory method used is the specific identification method. Additionally, inventory is stated at the lower of cost or market value.

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



NOTE 1 - (CONTINUED)
--------------------

                  Website Development Costs:
                  --------------------------

                  The Company adopted EITF 00-02, "Accounting for website developments costs". In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive orders, were capitalized and amortized over three years. Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred. Prior to this development, Silver pearl had no website. In the twelve months ended December 31, 2005, $700 has been expensed and none capitalized.

                  Earnings (Loss) per Share:
                  --------------------------

                  Earnings (loss) per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered. As the Company has no potentially dilutive securities, fully diluted earnings
                  (loss) per share is identical to earnings (loss) per share (basic).

                  Use of Estimates:
                  -----------------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



NOTE 2 - FIXED ASSETS
---------------------

         Fixed assets at December 31, 2005 are as follows:

                 Furniture & Equipment                               $  3,793
                 Transportation Equipment                               4,314
                 Website                                               25,000
                 Leasehold Improvements                                15,183
                 Less: Accumulated Depreciation                       (13,393)
                                                                     --------

                          Total Fixed Assets                         $ 34,897
                                                                     ========

         Depreciation expense was $12,683 for the year ended December 31, 2005 and $709 for the period ended December 31, 2004.


NOTE 3 - COMMON STOCK
---------------------

         The Company is authorized to issue 20,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2005, there were 5,025,300 shares outstanding as follows:

                                                                      Shares

                 At Inception                                       4,000,000
                 June 12, 2004                                        400,000
                 December 1, 2004                                     360,000
                 December 2005 in IPO                                 265,300
                                                                    ---------

                          Total Shares Outstanding                  5,025,300
                                                                    =========

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



NOTE 4 - INCOME TAXES
---------------------

         The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Under SFAS No. 109, income tax expense consists of taxes payable for the year and the changes during the year in deferred assets and liabilities. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and financial reporting bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         The Company had a net loss for the year ended December 31, 2005 and a net loss for the period ended December 31, 2004, and therefore a deferred tax benefit has been recognized in the amount of $8,801.

         The realization of deferred tax benefits is contingent upon future earnings.


NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

         The Company leases retail space under a three-year lease which expires in November 2007. Future minimum rental obligations at December 31, 2005 are as follows:

                                          Year Ended

                                    2006                                 18,000
                                    2007                                 16,500
                                    2008                                      0
                                    2009 and After                            0
                                                                     ----------

                                            Totals                   $   34,500
                                                                     ==========

         Rent expense was $18,000 for the year ended December 31, 2005 and $1,500 for the period ended December 31, 2004.

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



NOTE 6 - NOTES PAYABLE
----------------------

         The Company acquired certain assets through the issuance of a note payable and common stock. The note principal was originally $11,931 and was subsequently reduced to $403 through an offset against inventory of $5,136 and payments of $6,392.

         The note calls for interest of 10% with the entire amount due on or before June 30, 2006.

         The Company entered into an amended and restated revolving credit Arrangement on March 1, 2005 for $50,000. As of December 31, 2005, $28,737 had been drawn down against the credit line. Collateral for the loan includes all of the assets and business interests, as well as all of the common stock that the Chief Executive Officer and Chief Financial Officer own (4,000,000 shares). The loan has an interest rate of 5% per annum, compounded monthly and is due on April 1, 2007. Upon the occurrence of an event of default, Lender may attach and apply any profits accrued by the Company, to cure the default or to apply on account of any indebtedness under the Revolving Credit Arrangement due and owing. At December 31, 2005, the balance owing on the Revolving Credit Arrangement was $28,737.

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