Form 10QSB
period 2006-03-31
Silver Pearl Enterprises, Inc.
filed 2006-05-15
CIK 1326396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 333-124837

                         SILVER PEARL ENTERPRISES, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

               Texas                                          45-0538522
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                       Identification No.)



                  1541 E. Interstate 30, Rockwall, Texas 75087
                    (Address of principal executive offices)

                                 (972) 722-3352
                           (Issuer's telephone number)

                                       N/A
 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:. Yes [ X ] No [ ].


As of April 30, 2006 there were 5,216,800 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             3

Item 2     Management's Discussion and Analysis or Plan of Operation        11

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                14
Item 2     Changes in Securities                                            14
Item 3     Default upon Senior Securities                                   14
Item 4     Submission of Matters to a Vote of Security Holders              14
Item 5     Other Information                                                14
Item 6     Exhibits and Reports on Form 8-K                                 14

                         SILVER PEARL ENTERPRISES, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                                $ 102,199
  Marketable securities                                                   1,552
  Receivables                                                             2,000
  Advances on inventory                                                  22,075
  Inventory                                                              69,683
                                                                      ---------
    Total current assets                                                197,509

Property and equipment, net                                              40,494

Other assets
  Deposits                                                                1,500
  Deferred tax benefit                                                    8,801
                                                                      ---------
    Total other assets                                                   10,301
                                                                      ---------
TOTAL ASSETS                                                          $ 248,305
                                                                      =========

                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                               $  12,062
  Line of credit                                                         28,188
                                                                      ---------
Total liabilities                                                        40,250
                                                                      ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 5,177,700 shares issued and outstanding                     5,178
  Additional paid in capital                                            296,422
  Accumulated deficit                                                   (93,545)
                                                                      ---------
Total Stockholders' Equity                                              208,055
                                                                      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 248,305
                                                                      =========









                 See Accompanying Notes to Financial Statements

                         SILVER PEARL ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


                                                    Three Months    Three Months
                                                       Ended           Ended
                                                      March 31,       March 31,
                                                        2006            2005
                                                   -----------      -----------
Revenue                                            $    15,380      $    49,478

Cost of sales                                            5,752           22,171
                                                   -----------      -----------

Gross profit                                             9,628           27,307

Operating expenses:
  Depreciation                                           3,171            2,129
  Other general and administrative                      35,908           23,127
                                                   -----------      -----------
        Total operating expense                         39,079           25,256
                                                   -----------      -----------

 (Loss) from operations                                (21,416)          (9,354)

  Other(expense):
      Interest expense                                    (630)            (214)
      Interest income                                        8
      Unrealized gain (loss)
          From securities                               (1,983)             125
      Income tax expense                                (2,614)            (757)
                                                   -----------      -----------

Net(loss)                                          $   (32,064)     $     1,294
                                                   ===========      ===========


Net loss per share:
  Basic and diluted                                $     (0.00)     $     (0.00)
                                                   ===========      ===========

  Weighted average shares outstanding:
  Basic and diluted                                  5,107,902        4,789,333
                                                   ===========      ===========











                 See Accompanying Notes to Financial Statements



                         SILVER PEARL ENTERPRISES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   TWELVE MONTHS ENDED DECEMBER 31, 2005, AND
                        THREE MONTHS ENDED MARCH 31, 2006

                                   (unaudited)

                                                         Additional
                                   Common Stock            Paid In    Accumulated
                               Shares        Amount        Capital     Deficit        Total
                            -----------------------------------------------------------------

Balance,
    December 31, 2004        4,760,000    $    4,760       104,240   $   (5,097)   $  103,903

    Common stock issued
for marketable securities       60,000            60        13,690                     13,750
    Common stock issued
for cash                       205,300           205       102,445                    102,650
        Net loss               (56,384)      (56,384)

                            -----------------------------------------------------------------
Balance
   December 31, 2005         5,025,300    $    5,025    $  220,375   $  (61,481)   $  163,919

    Common stock issued
for cash                       152,400           153        76,047                     76,200

        Net loss                                                        (32,064)      (32,064)

                            -----------------------------------------------------------------

Balance
   March 31, 2006            5,177,700    $    5,178    $  296,422   $  (93,545)   $  208,055
                            ==========    ==========    ==========   ==========    ==========










See accompanying summary of accounting policies and notes to financial statements.



                         SILVER PEARL ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                   2006         2005
                                                               ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $ (32,064)   $   1,294
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                                  3,171        2,129
Change in assets and liabilities:
  Advances for inventory                                         (22,075)           0
  Prepaid expenses                                                            (12,993)
  Inventory                                                        1,207       (4,469)
  Marketable securities                                           (1,552)        (133)
  Accounts receivable                                              1,522
  Other assets                                                         0          266
  Accounts payable and accrued expenses                            2,044        4,740
                                                               ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES                          (25,672)      (9,166)
                                                               ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of fixed assets                                     (8,768)           0

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock for cash                                   76,200            0
  Short term note payable                                          7,708
  Net proceeds from (repayments of)line of credit                   (549)      15,000
                                                               ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                       75,651       22,708
                                                               ---------    ---------

NET INCREASE IN CASH                                              19,136       13,542

  Cash, beg. of period                                            83,063        1,464
                                                               ---------    ---------
  Cash, end of period                                          $ 102,199    $  15,006
                                                               =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                $    --      $    --
  Income taxes paid                                            $    --      $    --

The company issued Common Stock in exchange for Marketable Securities valued at $13,750










                   See Accompany Notes to Financial Statements

                         SILVER PEARL ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The Company

Silver Pearl Enterprises, Inc. ("Silver Pearl") was incorporated on May 4, 2004 under the laws of the State of Texas. Silver Pearl operates as a retailer of jewelry, framed art and home accessories. The company is located in Rockwall, Texas.

Basis of Accounting

Silver Pearl maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

The balance sheet of Silver Pearl as of March 31, 2006, the related statements of operations for the three months ended March 31, 2006 and 2005 and the statements of cash flows for the three months ended March 31, 2006 and 2005 and the statement of shareholders' equity for the twelve months ended December 31, 2005 and the three months ended March 31, 2006 included in the financial statements have been prepared by Silver Pearl without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Silver Pearl's financial position and results of operations. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results of operations for the full year or any other interim period.

Net loss per share

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented. Diluted net loss per common share was the same as basic net loss per common share for the period presented since the Company has no potentially dilutive securities.


Expense/Revenue classification

The Company accounts for its shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Cost, resulting in all payments for amounts paid to the company by customers for shipping and handling to be included under the heading: "Revenue". Items classified as cost of goods sold include duty and import fees and inbound freight. These amounts are not significant. All other costs, including advertising and promotion, are categorized as general and administrative costs.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Silver Pearl recognizes revenue on point of sale or upon shipment. Our return policy on jewelry is to replace only defective merchandise and give in store credit only. On all other items, there is a policy of no returns, all sales are final therefore we have not recorded a reserve for returns.

Allowance for Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. The majority of Silver Pearl's sales are cash at point of sale.

Cash

Silver Pearl considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market, with cost being determined on a specific identification basis.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to seven years.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Advertising

Advertising and promotion costs are expensed as incurred. These expenses were $7,548 and $6,339 for the three months ending March 31, 2006 and 2005, respectively.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with highly-rated financial institutions, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluation of the credit worthiness of the financial institutions with which it does business.


NOTE 2 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at March 31, 2006 are as follows:

     Vehicles - trailer               $  4,314
     Furniture and fixtures              3,793
     Website                            25,000
     Leasehold improvements             23,951
                                      --------
                                        57,058
     Less: accumulated depreciation    (16,564)
                                      --------
                                      $ 40,494
                                      ========

Depreciation expense totaled $3,171 and 2,129 for the three months ended March 31, 2006 and March 31, 2005 respectively.

NOTE 3 - COMMON STOCK

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At March 31, 2006, there were 5,177,700 shares outstanding. The Company has not paid a dividend to its shareholders.


NOTE 4 - COMMITMENTS

Silver Pearl is renting office space on a three year lease expiring in July 2007. The payments are $1,500 per month. Total rent expense for the three months ending March 31, 2006 and March 31, 2006 was $4,500. The future minimum rental payments remaining are:

                                      2006          $ 13,500
                                      2007            10,500
                                                    --------
                                     Total          $ 24,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

General

We are an independent retailer of home accessories, framed art and jewelry. Our product offerings include:

Product                                   Manufacturing origin
--------------------------------------------------------------------------
Jewelry                                   Thailand
Home accessories                          Domestic and Imported from China
Framed art                                Local Texas wholesaler

We provide our customers with a wide selection of home accessories, jewelry and framed art. We operate out of a 3,500 square foot building in Rockwall, Texas, a growing suburb 30 miles east of Dallas, Texas on Interstate 30. We believe our customers shop here as a result of the stores' convenient location and size, low price of key product categories, and quality. We have approximately $70,000 of inventory on hand.

BUSINESS STRATEGY

We serve a target customer in the middle to upper-middle income ranges. We are targeting these customers by focusing on what we believe are the key elements of retailing: convenient and appealing stores, merchandise value and selection, advertising, and customer service. We plan to continue to expand into new markets and strengthen our position in our current market areas utilizing existing and planned distribution infrastructure.

RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2006

Our fiscal quarter ended on March 31, 2006. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended March 31, 2006, was $15,380 compared with revenues for the three months ended March 31, 2005 of $49,478. The decrease is due to some large ticket sales in the first quarter of 2005, which the Company did not have in the first fiscal quarter of 2006, as well as less traffic due to remodeling the front of our building.

COST OF SALES AND GROSS PROFIT: Cost of sales was $5,752 in the three months ended March 31, 2006 compared to $22,171 for the same three months in 2005. The difference was due to higher sales in 2005. Gross profit increased to 63% in the three months ended March 31, 2006 compared with 55% in the three months ended March 31, 2005, due to smaller ticket items being sold which had a higher margin.

EXPENSES. Total expenses for the three months ended March 31, 2006, were $39,079 compared with expenses for the three months ended March 31, 2005 of $25,256. The increase was due to a reduced amount spent on professional fees of $7,500.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2006 was $32,064 compared to a net profit of $1,294 for the three months ended March 31, 2005. Such decrease in profit and increase in loss was due to the decrease in sales and gross profit. Our net loss per share for the period ended March 31, 2006 was $0.01 compared with net income per share in the same period in 2005 of $0.00.

LIQUIDITY AND CAPITAL RESOURCES. Silver Pearl filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on November 1, 2005 and Silver Pearl has raised funds under that registration statement at $0.50 per share. Silver Pearl raised a total of $198,400 by selling 396,800 shares.

Employees

As of March 31, 2006, the Company had one employee.


ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2006.

(b)   Exhibits

Exhibit Number                      Name of Exhibit

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER PEARL ENTERPRISES, INC.

By /s/ Denise Smith
--------------------------
Denise Smith, President, CFO

Date: May 10, 2006

EXHIBIT 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Denise Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Silver Pearl Enterprises, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: May 10, 2006

                  /s/ Denise Smith
                  -------------------------------------
                  Denise Smith
                  President and Chief Executive Officer

EXHIBIT 31.2

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Denise Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Silver Pearl Enterprises, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: May 10, 2006

                  /s/ Denise Smith
                  -----------------------
                  Denise Smith
                  Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Silver Pearl Enterprises, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:  May 1, 2006

                  /s/ Denise Smith
                  ------------------
                  Name: Denise Smith
Title:  Chief Executive Officer



Dated:  May 1, 2006

                  /s/ Denise Smith
                  ------------------
                  Name: Denise Smith
Title:  Chief Financial Officer