Form 10QSB
period 2006-06-30
Silver Pearl Enterprises, Inc.
filed 2006-08-15
CIK 1326396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

   [ ]   TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-51750

                         SILVER PEARL ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)


              Texas                                          45-0538522
     ------------------------------                     --------------------
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                      Identification No.)

                  1541 E. Interstate 30, Rockwall, Texas 75087
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (972) 722-3352
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X].

As of August 1, 2006 there were 5,216,800 shares of Common Stock of the issuer outstanding.

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

                         SILVER PEARL ENTERPRISES, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                                $  53,364
  Marketable securities                                                   1,566
  Receivables                                                             2,000
  Advances on inventory                                                  22,075
  Inventory                                                              64,945
                                                                      ---------
    Total current assets                                                143,950

Property and equipment, net                                              43,111

Other assets
  Deposits                                                                1,500

    Total other assets                                                    1,500
                                                                      ---------
TOTAL ASSETS                                                          $ 188,561
                                                                      =========

                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                               $   6,045
  Line of credit                                                             52
                                                                      ---------
Total liabilities                                                         6,097
                                                                      ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 5,216,800 shares issued and outstanding                     5,217
  Additional paid in capital                                            315,933
  Accumulated deficit                                                  (138,686)
                                                                      ---------
Total Stockholders' Equity                                              182,464
                                                                      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 188,561
                                                                      =========





                 See Accompanying Notes to Financial Statements



                         SILVER PEARL ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                           Three Months   Three Months   Six Months   Six Months
                                               Ended         Ended          Ended       Ended
                                             June 30,       June 30,      June 30,     June 30,
                                              2006          2005           2006           2005
                                         -----------    -----------    -----------    -----------

Revenue                                  $    20,426    $    37,048    $    35,806    $    86,526

Cost of sales                                  9,976         16,082         15,728         38,254
                                         -----------    -----------    -----------    -----------

Gross profit                                  10,450         20,966         20,078         48,272

Operating expenses:
 Depreciation                                  3,600          2,129          6,771          4,258
 Other general and administrative             43,016         33,424         78,923         56,960
                                         -----------    -----------    -----------    -----------
        Total operating expense               46,616         35,553         85,694         61,218
                                         -----------    -----------    -----------    -----------

 (Loss) from operations                      (36,166)       (14,587)       (65,616)       (12,946)

  Other(expense):
      Interest expense                          (189)          (879)          (819)        (1,093)
      Interest income                                                                           8
      Unrealized gain (loss)
          From securities                         15                        (1,969)           125
      Income tax expense/benefit              (8,801)         1,711         (8,801)         1,445
                                         -----------    -----------    -----------    -----------

Net(loss)                                $   (45,141)   $   (13,755)   $   (77,205)   $   (12,461)
                                         ===========    ===========    ===========    ===========


Net loss per share:
  Basic and diluted                      $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                         ===========    ===========    ===========    ===========

  Weighted average shares outstanding:
  Basic and diluted                        5,209,515      4,789,333      5,159,817      4,789,333
                                         ===========    ===========    ===========    ===========











                 See Accompanying Notes to Financial Statements




                         SILVER PEARL ENTERPRISES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   TWELVE MONTHS ENDED DECEMBER 31, 2005, AND
                         SIX MONTHS ENDED JUNE 30, 2006

                                   (unaudited)

                                                          Additional
                                  Common Stock             Paid In    Accumulated
                               Shares       Amount         Capital      Deficit      Total
                            -----------------------------------------------------------------

Balance,
    December 31, 2004        4,760,000    $    4,760       104,240   $   (5,097)   $  103,903

    Common stock issued
     for marketable securities  60,000            60        13,690                     13,750
    Common stock issued
     for cash                  205,300           205       102,445                    102,650
        Net loss                                                        (56,384)      (56,384)

                            -----------------------------------------------------------------
Balance
   December 31, 2005         5,025,300    $    5,025    $  220,375   $  (61,481)   $  163,919

    Common stock issued
     for cash                  191,500           192        95,558                     95,750

        Net loss                                                        (77,205)      (77,205)


                            -----------------------------------------------------------------
Balance
   June 30, 2006             5,216,800    $    5,217    $  315,933   $ (138,686)   $  182,464
                            ==========    ==========    ==========   ==========    ==========








                See accompanying notes to financial statements.

                         SILVER PEARL ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                      2006        2005
                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(77,205)   $(12,461)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                      6,771       4,258
Change in assets and liabilities:
  Advances for inventory                             (22,075)          0
  Prepaid expenses                                                (9,326)
  Inventory                                            5,946     (11,903)
  Marketable securities                                1,969      (9,590)
  Accounts receivable                                  1,522      (2,000)
  Other assets                                         8,801           0
  Accounts payable and accrued expenses               (3,973)      4,573
                                                    --------    --------
CASH FLOWS USED IN OPERATING ACTIVITIES              (78,244)    (36,449)
                                                    --------    --------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of fixed assets                        (14,985)          0

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock for cash                       95,750      13,750
  Short term note payable                                          7,708
  Net proceeds from (repayments of)line of credit    (28,685)     16,500
                                                    --------    --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES           67,065      37,958
                                                    --------    --------

NET INCREASE (DECREASE)IN CASH                       (26,164)      1,509

  Cash, beg. of period                                79,528       1,464
                                                    --------    --------
  Cash, end of period                               $ 53,364    $  2,973
                                                    ========    ========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $    819    $  1,093
  Income taxes paid                                 $   --      $   --

The company issued Common Stock in exchange for Marketable Securities valued at $13,750




                 See Accompanying Notes to Financial Statements

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

The balance sheet of Silver Pearl as of June 30, 2006, the related statements of operations for the three and six months ended June 30, 2006 and 2005 and the statements of cash flows for the three months and six months ended June 30, 2006 and 2005 and the statement of shareholders' equity for the twelve months ended December 31, 2005 and the six months ended June 30, 2006 included in the financial statements have been prepared by Silver Pearl without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Silver Pearl's financial position and results of operations. The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results of operations for the full year or any other interim period.

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

Advertising

Advertising and promotion costs are expensed as incurred. These expenses were $13,535 and $12,630 for the three months ending June 30, 2006 and 2005, respectively and $21,083 and $18,969 for the six months ended June 30, 2006 and 2005 respectively.

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


NOTE 2 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at June 30, 2006 are as follows:

     Vehicles - trailer               $  4,314
     Furniture and fixtures              3,793
     Sign                                6,217
     Website                            25,000
     Leasehold improvements             23,951
                                      --------
                                        57,058
     Less: accumulated depreciation    (20,164)
                                      --------
                                      $ 43,111
                                      ========

Depreciation expense totaled $3,600 and 2,129 for the three months ended June 30, 2006 and June 30, 2005 respectively and $6,771 and $4,258 for the six months ended June 30, 2006 and 2005 respectively.


NOTE 3 - COMMON STOCK

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At August 1, 2006, there were 5,216,800 shares outstanding. The Company has not paid a dividend to its shareholders.

NOTE 4 - COMMITMENTS

Silver Pearl is renting office space on a three year lease expiring in July 2007. The payments are $1,500 per month. Total rent expense for the three months ending June 30, 2006 and June 30, 2005 was $4,500 and $9,000 for the six months ending June 30, 2006 and 2005. The future minimum rental payments remaining are:

                              2006         $   9,000
                              2007            10,500
                                           ---------
                             Total         $  19,500

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

General

We are an independent retailer of home accessories, framed art and jewelry. Our product offerings include:

Product                                   Manufacturing origin
-------                                   --------------------
Jewelry                                   Thailand
Home accessories                          Domestic and Imported from China
Framed art                                Local Texas wholesaler

We provide our customers with a wide selection of home accessories, jewelry and framed art. We operate out of a 3,500 square foot building in Rockwall, Texas, a growing suburb 30 miles east of Dallas, Texas on Interstate 30. We believe our customers shop here as a result of the stores' convenient location and size, low price of key product categories, and quality. We have approximately $65,000 of inventory on hand.

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

RESULTS FOR THE FISCAL QUARTER ENDED June 30, 2006

Our fiscal quarter ended on June 30, 2006. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended June 30, 2006, was $20,426 compared with revenues for the three months ended June 30, 2005 of $37,048. Revenue for the six months ended June 30, 2006, was $35,806 compared with revenues for the six months ended June 30, 2005 of $86,526. The decrease is due to some large ticket sales in 2005, which the Company did not have in 2006, as well as less traffic due to remodeling the front of our building.

COST OF SALES AND GROSS PROFIT: Cost of sales was $9,976 in the three months ended June 30, 2006 compared to $16,082 for the same three months in 2005. Cost of sales was $15,728 for the six months ended June 30, 2006 compared to $38,254 for the six months ended June 30, 2005. The difference was due to higher sales in 2005. However, gross profit for the six months was 56% in both 2006 and 2005.

EXPENSES. Total expenses for the three months ended June 30, 2006, were $43,016 compared with expenses for the three months ended June 30, 2005 of $33,424. The increase was due mostly to an increase in regulatory fees, repairs and supplies. This expense does not include depreciation which was $3,600 and $2,129 for the three months ended June 30, 2006 and 2005 respectively and $6,771 and $4,258 for the six months ended June 30, 2006 and 2005 respectively.

NET INCOME (LOSS). Net loss for the three months ended June 30, 2006 was $45,141 compared to a net loss of $13,755 for the three months ended June 30, 2005. Net loss for the six months ended June 30, 2006 was $77,205 compared to a net loss of $12,461 for the three months ended June 30, 2005. Such decrease in profit and increase in loss was due to the decrease in sales and increase in expenses.

LIQUIDITY AND CAPITAL RESOURCES. Silver Pearl filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on November 1, 2005 and Silver Pearl has raised funds under that registration statement at $0.50 per share. Silver Pearl raised a total of $198,400 by selling 396,800 shares. As of June 30, 2006, our cash balance was $53,364.

Employees

As of June 30, 2006, the Company had one employee.


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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended June 30, 2006.

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

SILVER PEARL ENTERPRISES, INC.

By /s/ Denise Smith
----------------------------
Denise Smith, President, CFO

Date: August 14, 2006

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


Date: August 14, 2006

                  /s/ Denise Smith
                  ----------------
                  Denise Smith
                  President and Chief Executive Officer

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


Date: August 14, 2006

                  /s/ Denise Smith
                  -----------------------
                  Denise Smith
                  Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Silver Pearl Enterprises, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:  August 14, 2006

                  /s/ Denise Smith
                  ------------------
                  Name: Denise Smith
Title:  Chief Executive Officer



Dated:  August 14, 2006

                  /s/ Denise Smith
                  ------------------
                  Name: Denise Smith
Title:  Chief Financial Officer