Form 10QSB
period 2006-09-30
Silver Pearl Enterprises, Inc.
filed 2006-11-20
CIK 1326396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-51750

                         SILVER PEARL ENTERPRISES, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

          Texas                                           45-0538522
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



                  1541 E.. Interstate 30, Rockwall, Texas 75087
                    (Address of principal executive offices)

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



As of October 31, 2006 there were 5,696,800 shares of Common Stock of the issuer outstanding.

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

                         SILVER PEARL ENTERPRISES, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                                $  37,092
  Marketable securities                                                   1,566
  Receivables                                                             2,000
  Advances on inventory                                                  22,075
  Inventory                                                              64,945
                                                                      ---------
    Total current assets                                                127,648

Property and equipment, net                                              39,417

Other assets
  Deposits                                                                1,500

    Total other assets                                                    1,500
                                                                      ---------
TOTAL ASSETS                                                          $ 168,595
                                                                      =========

                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                               $  30,303
  Line of credit                                                          4,402
                                                                      ---------
Total liabilities                                                        34,705
                                                                      ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares

  authorized, 5,696,800 shares issued and outstanding                     5,697
  Additional paid in capital                                            555,453
  Accumulated deficit                                                  (427,260)
                                                                      ---------

Total Stockholders' Equity                                              133,890
                                                                      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 168,595
                                                                      =========







See Accompanying Notes to Financial Statements



                         SILVER PEARL ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


                                          Three Months   Three Months   Nine Months   Nine Months
                                              Ended         Ended          Ended         Ended
                                            Sept 30,       Sept 30,       Sept 30,      Sept 30,
                                             2006           2005           2006          2005
                                         -----------    -----------    -----------    -----------

Revenue                                  $    29,932    $    23,074    $    65,738    $   109,599

Cost of sales                                 21,702          9,631         37,430         47,884
                                         -----------    -----------    -----------    -----------

Gross profit                                   8,230         13,443         28,308         61,715

Operating expenses:
 Depreciation                                  3,694          2,129         10,465          6,387
 Other general and administrative            293,109         28,541        372,032         85,501
                                         -----------    -----------    -----------    -----------
        Total operating expense              296,803         30,670        382,497         91,888
                                         -----------    -----------    -----------    -----------

 (Loss) from operations                     (288,573)       (17,227)      (354,189)       (30,173)

  Other(expense):
      Interest expense                                       (1,110)          (819)        (2,203)
      Interest income                                                                           8
      Unrealized gain (loss)
          From securities                                                   (1,969)           125
      Income tax expense/benefit                                            (8,801)         1,445
                                         -----------    -----------    -----------    -----------


Net(loss)                                $  (288,573)   $   (18,337)   $  (365,779)   $   (30,798)
                                         ===========    ===========    ===========    ===========


Net loss per share:
  Basic and diluted                      $     (0.05)   $     (0.00)   $     (0.07)   $     (0.01)
                                         ===========    ===========    ===========    ===========

  Weighted average shares outstanding:
  Basic and diluted                        5,430,713      4,817,218      5,251,108      4,816,703
                                         ===========    ===========    ===========    ===========











                 See Accompanying Notes to Financial Statements



                         SILVER PEARL ENTERPRISES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   TWELVE MONTHS ENDED DECEMBER 31, 2005, AND
                      NINE MONTHS ENDED SEPTEMBER 30, 2006

                                   (unaudited)

                                                             Additional
                                    Common  Stock             Paid In    Accumulated
                                Shares         Amount         Capital      Deficit      Total
                               -----------------------------------------------------------------

Balance,
    December 31, 2004           4,760,000    $    4,760       104,240   $   (5,097)   $  103,903

    Common stock issued
     for marketable securities     60,000            60        13,690                     13,750
    Common stock issued
     for cash                     205,300           205       102,445                    102,650
        Net loss                                                           (56,384)      (56,384)

                               -----------------------------------------------------------------
Balance
   December 31, 2005            5,025,300    $    5,025    $  220,375   $  (61,481)   $  163,919

    Common stock issued
     for cash                     191,500           192        95,558                     95,750
    Common stock issued
     for services                 480,000           480       239,520                    240,000
        Net loss                                                          (365,779)     (365,779)

                               -----------------------------------------------------------------
Balance
   September 30, 2006           5,696,800    $    5,697    $  555,453   $ (427,260)   $  133,890
                               ==========    ==========    ==========   ==========    ==========








See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                         SILVER PEARL ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                   (UNAUDITED)

                                                       2006         2005
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                            $(365,779)   $ (30,798)
Adjustments to reconcile net deficit to cash used

  by operating activities:
    Depreciation and amortization                      10,465        6,387
Change in assets and liabilities:

  Advances for inventory                              (22,075)           0
  Prepaid expenses                                          0       (1,826)
  Inventory                                             5,947       (8,327)
  Marketable securities                                 1,969       (9,590)
  Accounts receivable                                   1,522       (3,522)
  Other assets                                          8,801       (1,445)
  Accounts payable and accrued expenses                20,284        8,693
                                                    ---------    ---------

CASH FLOWS USED IN OPERATING ACTIVITIES              (338,866)     (40,428)
                                                    ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of fixed assets                         (14,985)           0

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock for cash                        95,750       13,750
  Issuance of common stock for services               240,000
  Short term note payable                                   0        7,708
  Net proceeds from (repayments of)line of credit     (24,335)      21,000
                                                    ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES           311,415       42,458
                                                    ---------    ---------

NET INCREASE IN CASH                                  (42,436)       2,030

  Cash, beg. of period                                 79,528        1,464
                                                    ---------    ---------
  Cash, end of period                               $  37,092    $   3,494
                                                    =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $     819    $   2,203
  Income taxes paid                                 $    --      $    --

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

The balance sheet of Silver Pearl as of September 30, 2006, the related statements of operations for the three and nine months ended September 30, 2006 and 2005 and the statements of cash flows for the three months and nine months ended September 30, 2006 and 2005 and the statement of shareholders' equity for the twelve months ended December 31, 2005 and the nine months ended September 30, 2006 included in the financial statements have been prepared by Silver Pearl without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Silver Pearl's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results of operations for the full year or any other interim period.

Net loss per share

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented. Diluted net loss per common share was the same as basic net loss per common share for the period presented since the Company has no potentially dilutive securities.


Expense/ Revenue classification

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

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market, with cost being determined on a specific identification basis. The Company advanced the President $22,075 to purchase inventory as of September 30, 2006.

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

Advertising

Advertising and promotion costs are expensed as incurred. These expenses were $4,223 and $11,449 for the three months ending September 30, 2006 and 2005, respectively and $25,305 and $30,418 for the nine months ended September 30, 2006 and 2005 respectively..

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


NOTE 2 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at September 30, 2006 are as follows:

         Vehicles - trailer                 $     4,314
         Furniture and fixtures                   3,793
         Sign                                     6,217
         Website                                 25,000
         Leasehold improvements                  23,951
                                            -----------
                                                 63,275
         Less: accumulated depreciation         (23,858)
                                            $    39,417


Depreciation expense totaled $3,694 and $2,129 for the three months ended September 30, 2006 and September 30, 2005 respectively and $10,465 and $6,387 for the nine months ended September 30, 2006 and 2005 respectively.



NOTE 3 - COMMON STOCK

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At October 31, 2006, there were 5,696,800 shares outstanding. The Company has not paid a dividend to its shareholders.

NOTE 4 - COMMITMENTS


Silver Pearl is renting office space on a three year lease expiring in July 2007. The payments are $1,500 per month. Total rent expense for the three months ending September 30, 2006 and September 30, 2006 was $4,500 and $13,500 for the nine months ending September 30, 2006 and 2005. The future minimum rental payments remaining are:


                         2006         $   4,500
                         2007            10,500
                                      ---------
                        Total         $  15,000

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

General

We are an independent retailer of home accessories, framed art and jewelry. Our product offerings include:

Product                                   Manufacturing origin
Jewelry                                   Thailand
Home accessories                          Domestic and Imported from China
Framed art                                Local Texas wholesaler

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

RESULTS FOR THE FISCAL QUARTER ENDED September 30, 2006


Our fiscal quarter ended on September 30, 2006. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.


REVENUE. Revenue for the three months ended September 30, 2006, was $29,932 compared with revenues for the three months ended September 30, 2005 of $23,074. Revenue for the nine months ended September 30, 2006, was $65,738 compared with revenues for the nine months ended September 30, 2005 of $109,599. The decrease is due to some large ticket sales in 2005, which the Company did not have in 2006, as well as less traffic due to remodeling the front of our building.

COST OF SALES AND GROSS PROFIT: Cost of sales was $21,702 in the three months ended September 30, 2006 compared to $9,631 for the same three months in 2005. Cost of sales was $37,430 for the nine months ended September 30, 2006 compared to $47,884 for the nine months ended September 30, 2005. The difference was due to higher sales in 2005 and the write-down of some slow-moving inventory.


EXPENSES. Total expenses for the three months ended September 30, 2006, were $293,109 compared with expenses for the three months ended September 30, 2005 of $28,541. Total expenses for the nine months ended September 30, 2006, were $372,032 compared with expenses of $85,501 for the same period last year. The increase is related to regulatory and audit fees and consulting services. The company issued 480,000 shares on August 20, 2006 at fair value of $.50 per share to assist the company in raising additional capital.
 This expense does not include depreciation which was $3,694 and $2,129 for the three months ended September 30, 2006 and 2005 respectively and $10,465 and $6,387 for the nine months ended September 30, 2006 and 2005 respectively.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2006 was $288,573 compared to a net loss of $18,337 for the three months ended September 30, 2005. Net loss for the nine months ended September 30, 2006 was $365,778 compared to a net loss of $30,798 for the nine months ended September 30, 2005. Such decrease in profit and increase in loss was due to the decrease in sales and increase in expenses.


LIQUIDITY AND CAPITAL RESOURCES. In 2005, Silver Pearl filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on November 1, 2005 and Silver Pearl has raised funds under that registration statement at $0.50 per share. Silver Pearl raised a total of $198,400 by selling 396,800 shares. As of September 30, 2006, our cash balance was $37,092.


Employees

As of September 30, 2006, the Company had one employee.


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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K


(a) No reports on Form 8-K were filed during the three months ended September 30, 2006.


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

Date: November 16, 2006