Form 10KSB
period 2006-12-31
Silver Pearl Enterprises, Inc.
filed 2007-04-17
CIK 1326396

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

                   For the Fiscal Year Ended December 31, 2006

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



                                (Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past
90 days.     YES [X]    NO [ ]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [ ] No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2006: $228,400

Shares of common stock outstanding at December 31, 2006:    5,696,800

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

         Sales in 2006 were $97,738 and in 2005 were $134,690. We sell residential and office furniture that is imported mostly from China and other decorating accessories, some of which are imported and some of which we obtain from local importers and distributors.

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

The Dallas-Fort Worth Metroplex
According to the DFW Regional Economic Development Fact Book prepared by the Greater Dallas Chamber (located at the following web address http://www.gdc.org/DFW%20Regional%20Economic%20Development%20Fact%20Book.pdf
#search='metroplex%20population) "The eight counties of the Dallas PMSA (Primary Metropolitan Statistical Area) together with the four counties of the Fort Worth PMSA compose the 12-county Dallas-Fort Worth Consolidated Metropolitan Statistical Area (Dallas-Fort Worth CMSA), referred to collectively as the Metroplex. With a population well over 5 million, the Metroplex is the largest market in the Southern US and ninth largest in the nation. Between 2000 and 2030, the diversified population of the Metroplex is expected to grow by 2.7 million people to almost 8 million. Dallas-Fort Worth has a large working-age population. According to Census 2000, the median age of the Metroplex is 32.1 while the national age is 35.3.

This report also identifies Metroplex household income trends. According to this report and based on information from the US Census Bureau, the following chart highlights the increased affluence and therefore increased disposable income of residents of the Metroplex:

DFW Household              1990             2000              2005
Income (Nominal $)         Census           Census            Estimate
----------------------------------------------------------------------

0 - $34,999                52.9%            35.7%             30.5%
$35,000 - $74,999          35.7%            37.0%             37.2%
$75,000 - $150,000          9.3%            21.3%             26.2%
$150,000 +                  2.0%             6.0%              6.0%

Competition
We believe competition will be determined by price, service, and product selection. The Company believes it has a competitive edge in all three categories specifically:

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

Marketing
Marketing activities have been restricted by cash flow and as such have been limited to building signage and word of mouth advertising. Going forward, through the proceeds of this offering, the company intends to increase marketing activities through printed circulars, newspapers, trade magazines and local television and radio commercial spots.

Employees
The Company presently has one employee other than the President.

Other factors
The Company's operations are not dependent on patents, copyrights, trade secrets, know-how or other proprietary information. We do not anticipate doing so in the future. We are not under any confidentiality agreements, covenants and the like.


ITEM 2.  DESCRIPTION OF PROPERTY

The company rents a 2,980 square foot facility on a three year lease at the rate of $1,500 per month from a company controlled by a shareholder. The lease expires in July 2007.


ITEM  3. LEGAL PROCEEDINGS

The company is not involved in any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock is not currently quoted on any exchange.

Shareholders

As of December 31, 2006, there were 139 record holders of the Common Stock.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.


ITEM 6.   MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2006

We started our business in 2004 when we incorporated on May 4, 2004 and opened our store in late November. As a new business we took time to develop our image and our marketing strategy. Sales were lower in 2006 as the initial marketing and advertising blitz in early 2005 spiked sales for the spring and summer.

Results for the Period Ended December 31, 2006

Revenues for the period ended December 31, 2006 were $97,738 compared to $134,690 for 2005.

Cost of goods sold were $75,548 for 2006 and $58,004 for 2005, thus giving us a gross profit of $22,190 or 23% and $76,868 or 57%. Our gross profit went down year-over-year as we began to source product more from local merchants and buy in smaller quantities, thus increasing our cost percentage, whereas in 2005 we sourced significant inventory from China in container loads.

Total operating expenses for the period were $425,400 for 2006 and $132,000 for 2005. Included in the 2006 total is a non-cash expense for consulting services of $265,000 for work completed related to our SB-1 filing. Adjusting for that charge, our expenses were $160,400 or an increase of $28,400 or 22%. The increase is due to professional fees of $10,313, filing fees of $8,096, energy increases of $1,838, deprecation of $1,477, and general supplies of $3,219.

Net loss for the period was $344,649 compared to the loss for 2005 of $56,384.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of The Hall Group CPAs appear on pages F-1 through F-11 of this report.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Management of Silver Pearl Enterprises, Inc.
Rockwall, Texas

We have audited the accompanying balance sheet of Silver Pearl Enterprises, Inc. as of December 31, 2006 and the related statements of income, cash flows and stockholders' equity for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Pearl Enterprises, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ The Hall Group, CPAs
------------------------
The Hall Group, CPAs
Dallas, Texas

March 2, 2007

                    SILVER PEARL ENTERPRISES, INC.
                             Balance Sheet
                          December 31, 2006

                                ASSETS
Current Assets
    Cash and Cash Equivalents                                         $   7,490
    Inventory                                                            67,082
                                                                      ---------
         Total Current Assets                                            74,572

Fixed Assets - Net of Accumulated Depreciation                           52,925

Other Assets
    Deposits                                                              1,500
    Deferred Tax Benefit                                                 70,117
                                                                      ---------
         Total Other Assets                                              71,617
                                                                      ---------

             TOTAL ASSETS                                             $ 199,114
                                                                      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable and Accrued Expenses                             $  39,290
    Short Term Note Payable                                                 403
    Line of Credit Payable                                                4,401
                                                                      ---------
         Total Liabilities (All Current)                                 44,094

Stockholders' Equity
    Common Stock, $.001 par value, 20,000,000 shares authorized,
         5,696,800 shares issued and outstanding                          5,698
    Additional Paid-In Capital                                          555,452
    Retained Earnings (Deficit)                                        (406,130)
                                                                      ---------
         Total Stockholders' Equity                                     155,020
                                                                      ---------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 199,114
                                                                      =========


   The accompanying notes are an integral part of these financial statements.

                           SILVER PEARL ENTERPRISES, INC.
                                Statement of Income
                    For the Years Ended December 31, 2006 and 2005


                                                         2006           2005
                                                     -----------    -----------
REVENUES                                             $    97,738    $   134,690

COST OF SALES                                             75,548         58,004
                                                     -----------    -----------
           GROSS PROFIT                                   22,190         76,686

OPERATING EXPENSES
      Advertising                                         33,223         43,622
      Consulting Services                                265,000              0
      Contract Services                                    9,986          6,354
      Rent                                                19,233         18,000
      License & Fees                                      11,734          3,638
      Office Expenses                                      3,876            590
      Depreciation                                        14,160         12,683
      Other Operating Expenses                            68,188         47,113
                                                     -----------    -----------
           TOTAL OPERATING EXPENSES                      425,400        132,000
                                                     -----------    -----------

NET OPERATING INCOME (LOSS)                             (403,210)       (55,314)

OTHER INCOME (EXPENSE)
      Interest Income                                         33              8
      Interest Expense                                      (819)        (3,050)
      Unrealized Loss from Marketable Securities          (1,969)        (5,930)
                                                     -----------    -----------
           TOTAL OTHER INCOME (EXPENSE)                   (2,755)        (8,972)
                                                     -----------    -----------

NET (LOSS) BEFORE INCOME TAXES                          (405,965)       (64,286)

      Provision for Income Taxes (Expense) Benefit        61,316          7,902
                                                     -----------    -----------

NET (LOSS)                                           $  (344,649)       (56,384)

      Beginning Retained Earnings (Deficit)              (61,481)        (5,097)
                                                     -----------    -----------

ENDING RETAINED EARNINGS (DEFICIT)                   $  (406,130)       (61,481)
                                                     ===========    ===========

EARNINGS PER SHARE

      Weighted Average of Outstanding Shares           5,127,233      4,826,145
                                                     ===========    ===========
      Income (Loss) for Common Stockholders          $     (0.07)         (0.01)
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.



                         SILVER PEARL ENTERPRISES, INC.
                  Statement of Changes in Stockholders' Equity
                 For the Years Ended December 31, 2006 and 2005

                                                Common Stock                Paid-In          Retained
                                            Shares            Amount        Capital          Earnings          Totals
                                       -----------------   ----------------------------   ---------------------------------

2005
----
Beginning Stockholder's Equity                4,760,000    $     4,760   $     104,240    $     (5,097)            103,903

      Issuance of Common Stock
          for Marketable Securities              60,000             60          13,690                              13,750

      Issuance of Common Stock
          for Cash                              205,300            205         102,445                             102,650

      Net (Loss)                                                                               (56,384)            (56,384)
                                       -----------------   ------------  --------------   -------------   -----------------

Ending Stockholders' Equity                   5,025,300    $      5,025  $     220,375    $    (61,481)   $        163,919
                                       =================   ============  ==============   =============   =================

2006
----
      Issuance of Common Stock
          for Cash                              671,500            673         335,077                             335,750

      Net (Loss)                                                                              (344,649)           (344,649)
                                       -----------------   ------------  --------------   -------------   -----------------

Ending Stockholders' Equity                   5,696,800    $     5,698   $     555,452    $   (406,130)   $        155,020
                                       =================   ============  ==============   =============   =================






   The accompanying notes are an integral part of these financial statements.

                         SILVER PEARL ENTERPRISES, INC.
                             Statement of Cash Flows
                 For the Years Ended December 31, 2006 and 2005


                                                           2006         2005
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                                  $(344,649)   $ (56,384)
      Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation                                     14,160       12,683
           (Increase) in Accounts Receivable                 3,522       (3,522)
           (Increase) in Inventory                           3,809      (14,028)
           (Increase) in Deferred Tax Benefit              (61,316)      (7,902)
           Increase in Accrued Expenses                     29,674        8,907
                                                         ---------    ---------
               Net Cash (Used) by Operating Activities    (354,800)     (60,246)

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of Fixed Assets                        (32,188)           0
                                                         ---------    ---------
               Net Cash (Used) by Investing Activities     (32,188)           0

CASH FLOWS FROM FINANCING ACTIVITIES
      Common Stock Issued for Cash                         335,750      102,650
      Common Stock Issued for Marketable Securities              0       13,750
      Note Additions                                             0       28,734
      Note Payments                                        (24,335)      (3,289)
                                                         ---------    ---------
               Net Cash Provided by Financing Activities   311,415      141,845
                                                         ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  (75,573)      81,599

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              83,063        1,464
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $   7,490    $  83,063
                                                         =========    =========

SUPPLEMENTAL DISCLOSURES

      Cash Paid During the Year for Interest Expense     $     819    $   3,050
                                                         =========    =========
      Stock Issued for Marketable Securities             $       0    $  13,750
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - (CONTINUED)
--------------------

                  Website Development Costs:
                  --------------------------

                  The Company adopted EITF 00-02, "Accounting for website developments costs". In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive orders, were capitalized and amortized over three years. Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred. Prior to this development, Silver Pearl had no website. In the twelve months ended December 31, 2006 and 2005, $0 and $700 has been expensed respectively, and none capitalized.

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

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 2 - FIXED ASSETS
---------------------

         Fixed assets at December 31, 2006 are as follows:

                  Furniture & Equipment                       $    3,794
                  Building                                        10,000
                  Sign                                             6,217
                  Transportation Equipment                         4,314
                  Website                                         25,000
                  Leasehold Improvements                          31,153
                  Less: Accumulated Depreciation                 (27,553)
                                                              -----------

                           Total Fixed Assets                 $   52,925
                                                              ===========

         Depreciation expense was $14,460 and $12,683 for the years ended December 31, 2006 and 2005.


NOTE 3 - COMMON STOCK
---------------------

         The Company is authorized to issue 20,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2006, there were 5,696,800 shares outstanding as follows:

                                                                Shares
                                                                ------

                  At Inception                                4,000,000
                  June 12, 2004                                 400,000
                  December 1, 2004                              360,000
                  December 2005 in IPO                          265,300
                  2006                                          671,500
                                                              ---------

                           Total Shares Outstanding           5,696,800
                                                              =========

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

         The Company had a net loss for the year ended December 31, 2006 and 2005, and therefore a deferred tax benefit has been recognized in the amount of $61,316 and $7,902 respectively.

         The realization of deferred tax benefits is contingent upon future earnings.


NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

         The Company leases retail space under a three-year lease which expires in July 2007. Future minimum rental obligations at December 31, 2006 are as follows:

                   Year Ended

                      2007                      $  10,500
                      2008 and After                    0
                                                ---------

                              Totals            $  10,500
                                                =========

         Rent expense was $19,233 and $18,000 for the years ended December 31, 2006 and 2005.

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 6 - NOTES PAYABLE
----------------------

         The Company acquired certain assets through the issuance of a note payable and common stock. The note principal was originally $11,931 and was subsequently reduced to $403 through an offset against inventory of $5,136 and payments of $6,392. The balance due at December 31, 2006 is $403.

         The Company entered into an amended and restated revolving credit Arrangement on March 1, 2005 for $50,000. As of December 31, 2005, $28,737 had been drawn down against the credit line. Collateral for the loan includes all of the assets and business interests, as well as all of the common stock that the Chief Executive Officer and Chief Financial Officer own (4,000,000 shares). The loan has an interest rate of 5% per annum, compounded monthly and is due on April 1, 2007. Upon the occurrence of an event of default, Lender may attach and apply any profits accrued by the Company, to cure the default or to apply on account of any indebtedness under the Revolving Credit Arrangement due and owing. At December 31, 2006, the balance owing on the Revolving Credit Arrangement was $4,401.

NOTE 7 - FINANCIAL CONDITION AND GOING CONCERN
----------------------------------------------

         The Company has an accumulated deficit through December 31, 2006 totaling $406,130 and had working capital of $30,478. Because of this accumulated deficit, the Company will require additional working capital to develop its business operations. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing. See subsequent events per NOTE 8 below. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not be able to continue its operations.

         The Company faces many factors in its ability to continue as a going concern, including but not limited to, competition from larger and better capitalized companies, and its ability to lure customers to its retail store.

         Should the above concerns materialize, it is conceivable that the Company would have to suspend or discontinue operations. Management believes that the efforts it has made to promote its operation will continue for the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


         financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

         The Company sold common shares in the first quarter of 2007 pursuant to their 2006 SB-1 filing.

         Upon the Company redomiciling to Nevada effective February 28, 2007, 20,000,000 shares of preferred stock with a par value of $.001 were authorized. In addition, the Company increased its authorized common shares to 50,000,000 with a par value of $.001.

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

As of December 31, 2006, the following persons serve as directors and officers of the Company.

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


ITEM 10. EXECUTIVE COMPENSATION

Our executive officer received $5,100 in 2006 and $1,560 in 2005.

ITEM 11. SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS


As of December 31, 2006 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title/relationship                                      Amount owned
to Issuer               Name of Owner                   before offering  Percent
--------------------------------------------------------------------------------
President, Secretary
    and Director        Denise D. Smith                 4,000,000        70.22%

Shareholder             Art Xpectations, LLC              400,000         7.02%

Shareholder             VMP Enterprises, LLC              360,000         6.32%

Shareholder             TriPoint Capital Advisors, LLC    480,000         8.43%
                                                        ---------         -----


All officers, directors, and
5% shareholders as a group                               5,240,000        91.99%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

None.


ITEM 13. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Included in Part II, Item 7 of this report:

         Independent Auditor's Report

         Balance Sheet as of December 31, 2006

         Statement of Income for the Years Ended December 31, 2006 and December 31, 2005

         Statement of Stockholders' Equity For the Years Ended December 31, 2006 and December 31,2005

         Statement of Cash Flows For the Years Ended December 31, 2006 and December 31, 2005

         Notes to the Financial Statements

(b) The company filed the following Form 8-Ks in 2006.

None.

(c) Exhibits

31       Certification

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO and CFO



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES
The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 was $2,500 and $4,500 respectively.

(2) AUDIT-RELATED FEES
$2,500

(3) TAX FEES
NONE

(4) ALL OTHER FEES
NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.


SILVER PEARL ENTERPRISES, INC.

By:  /s/ Denise D. Smith
         ---------------
         Denise D. Smith
         Chief Executive Officer and Chief Financial Officer

Dated: April 11, 2007