Form 10QSB
period 2007-03-31
Silver Pearl Enterprises, Inc.
filed 2007-05-21
CIK 1326396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-51750

                         SILVER PEARL ENTERPRISES, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)


            Texas                                         45-0538522
-------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                  1541 E. Interstate 30, Rockwall, Texas 75087
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (972) 722-3352
                           (Issuer's telephone number)

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


As of March 31, 2007, there were 5,696,800 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             1

Item 2     Management's Discussion and Analysis or Plan of Operation        10

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                12
Item 2     Changes in Securities                                            12
Item 3     Default upon Senior Securities                                   12
Item 4     Submission of Matters to a Vote of Security Holders              12
Item 5     Other Information                                                12
Item 6     Exhibits and Reports on Form 8-K                                 12

                         SILVER PEARL ENTERPRISES, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                                $   3,813
  Inventory                                                              64,890
                                                                      ---------
    Total current assets                                                 68,703

Property and equipment, net                                              48,807

Other assets
  Deposits                                                                1,500
  Deferred tax benefit                                                   70,117
                                                                      ---------
    Total other assets                                                   71,617
                                                                      ---------
TOTAL ASSETS                                                          $ 189,127
                                                                      =========

                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                               $  37,334
  Due to shareholder                                                      7,372
  Line of credit                                                          7,507
                                                                      ---------
Total liabilities                                                        52,213
                                                                      ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 5,696,800 shares issued and outstanding                     5,697
  Additional paid in capital                                            555,453
  Accumulated deficit                                                  (424,236)
                                                                      ---------
Total Stockholders' Equity                                            $ 136,914
                                                                      =========


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 189,127
                                                                      =========









                 See Accompanying Notes to Financial Statements

                         SILVER PEARL ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)


                                                    Three Months    Three Months
                                                       Ended           Ended
                                                     March 31,       March 31,
                                                    -----------     -----------
                                                        2007            2006
                                                    -----------     -----------

Revenue                                             $    13,904     $    15,380

Cost of sales                                             6,506           5,752
                                                    -----------     -----------

Gross profit                                              7,398           9,628

Operating expenses:
 Depreciation                                             4,118           3,171
 Other general and administrative                        21,255          35,908
                                                    -----------     -----------
        Total operating expense                          25,373          39,079
                                                    -----------     -----------

 (Loss) from operations                                 (17,975)        (29,451)

  Other(expense):
      Interest expense                                     (131)           (630)
      Unrealized gain (loss)from securities                --            (1,983)
                                                    -----------     -----------

Net(loss)                                           $   (18,106)    $   (32,064)
                                                    ===========     ===========


Net loss per share:
  Basic and diluted                                 $     (0.00)    $     (0.01)
                                                    ===========     ===========

  Weighted average shares outstanding:
  Basic and diluted                                   5,696,800       5,107,902
                                                    ===========     ===========




                 See Accompanying Notes to Financial Statements




                         SILVER PEARL ENTERPRISES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2007
                                   (Unaudited)



                                                         Additional
                                Common  Stock              Paid In       Accumulated
                           Shares           Amount         Capital         Deficit         Total
                     --------------------------------------------------------------------------------

Balance at
   December 31, 2006     5,696,800         $   5,697     $  555,453      $  (406,130)     $  155,020

        Net loss                                                             (18,106)        (18,106)


                     --------------------------------------------------------------------------------
Balance at
   March 31, 2007        5,696,800         $     5,697   $   555,453     $  (424,236)     $   136,914
                       ===========         ===========   ===========     ===========      ===========









                See accompanying notes to financial statements.

                         SILVER PEARL ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                         2007         2006
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $ (18,106)   $ (32,064)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                          4,118        3,171
Change in assets and liabilities:
  Advances for inventory                                 (22,075)
  Prepaid expenses
  Inventory                                                2,192        1,207
  Marketable securities                                   (1,552)
  Accounts receivable                                      1,522
  Accounts payable and accrued expenses                   (2,359)       2,044
                                                       ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES                  (14,155)     (47,747)
                                                       ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of fixed assets                               --         (8,768)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock for cash                             --         76,200
  Advances from shareholder                                7,372
  Net proceeds from (repayments of)line of credit          3,106         (549)
                                                       ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               10,478       75,651
                                                                    ---------
                                                                    ---------
                                                                    ---------

NET INCREASE (DECREASE)IN CASH                            (3,677)      19,136

  Cash, beg. of period                                     7,490       83,063
                                                       ---------    ---------
  Cash, end of period                                  $   3,813    $ 102,199
                                                       =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                        $     131    $    --
  Income taxes paid                                    $    --      $    --







                 See Accompanying Notes to Financial Statements

                         SILVER PEARL ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Activities, History and Organization:
-----------------------------------------------

Silver Pearl Enterprises, Inc. ("Silver Pearl") was incorporated on May 4, 2004 under the laws of the State of Texas. Silver Pearl operates as a retailer of jewelry, framed art and home accessories. The company is located in Rockwall, Texas.

Significant Accounting Policies:
--------------------------------

Basis of Presentation:
----------------------

Silver Pearl maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

The balance sheet of Silver Pearl as of March 31, 2007, the related statements of operations for the three months ended March 31, 2007 and 2006 and the statements of cash flows for the three months ended March 31, 2007 and 2006 and the statement of shareholders' equity for the twelve months ended December 31, 2006 and the three months ended March 31, 2007 included in the financial statements have been prepared by Silver Pearl without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Silver Pearl's financial position and results of operations. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results of operations for the full year or any other interim period.

Cash and Cash Equivalents:
--------------------------

Silver Pearl considers all highly liquid investments with a maturity of three months or less to be cash equivalents

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

Website Development Costs:
--------------------------

The Company adopted EITF 00-02, "Accounting for website developments costs". In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive orders, were capitalized and amortized over three years. Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred. Prior to this development, Silver pearl had no website. In the three months ended March 31, 2007 $0 has been expensed and none capitalized.

Net loss per share:
-------------------

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented. As the Company has no potentially dilutive securities, fully dilutive loss per share is identical to loss per share.

Use of Estimates:
-----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.. Accordingly, actual results could differ from those estimates.

NOTE 2 - INCOME TAXES:

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

The Company has had net losses for the years ended December 31, 2006 and 2005, and therefore a deferred tax benefit has been recognized in the amount of $61,316 and $7,902, respectively. The benefit for the three months ended March 31,2007 has not been recorded at this time.

The realization of deferred tax benefits is contingent upon future earnings.


NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment at March 31, 2007 are as follows:

         Vehicles - trailer                  $    4,314
         Furniture and fixtures                   3,793
         Sign                                     6,217
         Website                                 25,000
         Building                                10,000
         Leasehold improvements                  31,154
                                             ----------
                                                 80,478
         Less: accumulated depreciation         (31,671)
                                             $   48,807

Depreciation expense totaled $4,118 and 3,171 for the three months ended March 31, 2007 and March 31, 2006, respectively.

NOTE 4 - COMMON AND  PREFERRED STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At March 31, 2007, there were 5,696,800 shares of common stock outstanding as follows:

                                                        Shares
                                                        ------

                  At Inception                        4,000,000
                  June 12, 2004                         400,000
                  December 1, 2004                      360,000
                  December 2005 in IPO                  265,300
                  2006                                  671,500
                                                     ----------

                  Total Common Shares Outstanding     5,696,800
                                                      =========

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights. At March 31, 2007, there were zero shares outstanding.


NOTE 5 - COMMITMENTS

Silver Pearl is renting office space on a three year lease expiring in July 2007. The payments are $1,500 per month. Total rent expense for the three months ending March 31, 2007 and March 31, 2006 was $4,500. The future minimum rental payments remaining are $6,000 at March 31, 2007.

NOTE 6 - NOTES PAYABLE

The Company acquired certain assets through the issuance of a note payable and common stock. The note principal was originally $11,931 and was subsequently paid off through an offset against inventory of $5,136 and payments of $6,795. The balance due at March 31, 2007 is $0.

The Company entered into an amended and restated revolving credit Arrangement on March 1, 2005 for $50,000. As of December 31, 2005, $28,737 had been drawn down against the credit line and as of December 31, 2006 the credit line had been paid down to $4,401. Collateral for the loan includes all of the assets and business interests, as well as all of the common stock that the Chief Executive Officer and Chief Financial Officer own (4,000,000 shares). The loan has an interest rate of 5% per annum, compounded monthly and is due on April 1, 2007. Upon the occurrence of an event of default, Lender may attach and apply any profits accrued by the Company, to cure the default or to apply on account of any indebtedness under the Revolving Credit Arrangement due and owing. At March 31, 2007, the balance owing on the Revolving Credit Arrangement was $7,507.

NOTE 7 - FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through March 31, 2007 totaling $424,236 and had working capital of $16,490. Because of this accumulated deficit, the Company will require additional working capital to develop its business operations. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not be able to continue its operations.

The Company faces many factors in its ability to continue as a going concern, including but not limited to, competition from larger and better capitalized companies, and its ability to lure customers to its retail store.

Should the above concerns materialize, it is conceivable that the Company would have to suspend or discontinue operations. Management believes that the efforts it has made to promote its operation will continue for the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 8 - AMOUNTS DUE SHAREHOLDER

Amounts due shareholder for operating expenses paid upon the Company's behalf totaled $7,372 at March 31, 2007.

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

RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2007

Our fiscal quarter ended on March 31, 2007. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended March 31, 2007, was $13,904 compared with revenues for the three months ended March 31, 2006 of $15,380. The decrease is due to some physical road work in and near our location which makes access difficult. We are not certain how long this will last.

COST OF SALES AND GROSS PROFIT: Cost of sales was $6,506 in the three months ended March 31, 2007 compared to $5,752 for the same three months in 2006. The difference was due to higher sales in 2005 of items with a higher gross margin. Therefore, gross profit for the three months in 2007 was 53% compared to gross profit of 63% in 2006.

EXPENSES. Total expenses for the three months ended March 31, 2007, were $21,255 compared with expenses for the three months ended March 31, 2006 of $35,908. This expense does not include depreciation which was $4,118 and $3,171 for the three months ended March 31, 2007 and 2006 respectively.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2007 was $18,106 compared to a net loss of $32,064 for the three months ended March 31, 2006. Such decrease in loss was due to the decrease in expenses.

LIQUIDITY AND CAPITAL RESOURCES. Silver Pearl does not have sufficient liquid resources to continue if sales do not increase soon. This is unlikely given the road improvements nearby which make access to our location difficult. We may be forced to recapitalize or raise funds in some other manner in order to stay in business.

Employees

As of March 31, 2007, the Company had one employee.


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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2007.

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

SILVER PEARL ENTERPRISES, INC.

By /s/ Denise Smith
-------------------
Denise Smith, President, CFO

Date: May 16, 2007