Form 10QSB
period 2007-06-30
Silver Pearl Enterprises, Inc.
filed 2007-08-17
CIK 1326396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

As of June 30, 2007, there were 5,696,800 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        11

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                14
Item 2     Changes in Securities                                            14
Item 3     Default upon Senior Securities                                   14
Item 4     Submission of Matters to a Vote of Security Holders              14
Item 5     Other Information                                                14
Item 6     Exhibits and Reports on Form 8-K                                 14

                         SILVER PEARL ENTERPRISES, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2007
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                                $     204
  Inventory                                                              62,609
                                                                      ---------
    Total current assets                                                 62,813

Property and equipment, net                                              44,689

Other assets
  Deposits                                                                1,500
  Deferred tax benefit                                                   70,117
                                                                      ---------
    Total other assets                                                   71,617
                                                                      ---------
TOTAL ASSETS                                                          $ 179,118
                                                                      =========

                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                               $  41,098
  Due to shareholder                                                      7,372
  Line of credit                                                         14,423
                                                                      ---------
Total liabilities                                                        62,893
                                                                      ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 5,696,800 shares issued and outstanding                     5,697
  Additional paid in capital                                            555,453
  Accumulated deficit                                                  (444,925)
                                                                      ---------
Total Stockholders' Equity                                            $ 116,225
                                                                      =========


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 179,118
                                                                      =========







See Accompanying Notes to Financial Statements




                         SILVER PEARL ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)


                                                 Three Months  Three Months    Six Months    Six Months
                                                    Ended         Ended          Ended         Ended
                                                   June 30,      June 30,       June 30,      June 30,

                                                    2007          2006           2007          2006
                                                -----------    -----------    -----------    -----------


Revenue                                         $    14,873    $    20,426    $    28,777    $    35,806

Cost of sales                                         4,871          9,976         11,377         15,728
                                                -----------    -----------    -----------    -----------

Gross profit                                         10,002         10,450         17,400         20,078

Operating expenses:
 Depreciation                                         4,118          3,600          8,236          6,771
 Other general and administrative                    26,239         43,016         47,494         78,923
                                                -----------    -----------    -----------    -----------
        Total operating expense                      30,357         46,616         55,730         85,694
                                                -----------    -----------    -----------    -----------

 (Loss) from operations                             (20,355)       (36,166)       (38,330)       (65,616)

  Other(expense):
      Interest expense                                 (334)          (174)          (465)          (819)
      Unrealized income tax (expense) benefit             0              0              0         (1,969)
      Unrealized gain (loss)from securities               0         (8,801)             0         (8,801)

Net(loss)                                       $   (20,689)   $   (45,141)   $   (38,795)   $   (77,205)
                                                ===========    ===========    ===========    ===========


Net loss per share:
  Basic and diluted                             $     (0.00)   $     (0.01)   $     (0.01)   $     (0.01)
                                                ===========    ===========    ===========    ===========

  Weighted average shares outstanding:
  Basic and diluted                               5,696,800      5,209,515      5,696,800      5,159,817
                                                ===========    ===========    ===========    ===========




                 See Accompanying Notes to Financial Statements




                                          SILVER PEARL ENTERPRISES, INC.
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                          SIX MONTHS ENDED JUNE 30, 2007
                                                    (Unaudited)



                                                       Additional
                                  Common  Stock          Paid In      Accumulated
                           Shares           Amount       Capital        Deficit         Total
                    ---------------------------------------------------------------------------

Balance at
   December 31, 2006     5,696,800    $     5,697    $   555,453     $  (406,130)   $  155,020

        Net loss                                                         (38,795)       38,795)


                       ------------------------------------------------------------------------
Balance at
   June 30, 2007         5,696,800    $     5,697   $   555,453      $  (444,925)  $   116,225
                       ===========    ===========   ===========      ===========    ===========







See accompanying notes to financial statements.

                         SILVER PEARL ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

                                                     2007        2006
                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(38,795)   $(77,205)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                      8,236       6,771
Change in assets and liabilities:
  Advances for inventory                               6,969     (22,075)
  Prepaid expenses
  Inventory                                            4,474       5,946
  Marketable securities                                            1,969
  Accounts receivable                                              1,522
  Other assets                                                     8,801
  Accounts payable and accrued expenses                1,808      (3,973)
                                                    --------    --------
CASH FLOWS USED IN OPERATING ACTIVITIES              (17,308)    (78,244)
                                                    --------    --------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of fixed assets                           --       (14,985)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock for cash                         --        95,750
  Advances from shareholder                             --
  Net proceeds from (repayments of)line of credit     10,022     (28,685)
                                                    --------    --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES           10,022      67,065
                                                    --------    --------

NET INCREASE (DECREASE)IN CASH                        (7,286)    (26,164)

  Cash, beg. of period                                 7,490      79,528
                                                    --------    --------
  Cash, end of period                               $    204    $ 53,364
                                                    ========    ========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $    465    $    819
  Income taxes paid                                 $   --      $   --







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

The balance sheet of Silver Pearl as of June 30, 2007, the related statements of operations for the six months ended June 30, 2007 and 2006 and the statements of cash flows for the six months ended June 30, 2007 and 2006 and the statement of shareholders' equity for the twelve months ended December 31, 2006 and the six months ended June 30, 2007 included in the financial statements have been prepared by Silver Pearl without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Silver Pearl's financial position and results of operations. The results of operations for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results of operations for the full year or any other interim period.

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

Website Development Costs:
--------------------------

The Company adopted EITF 00-02, "Accounting for website developments costs". In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive orders, were capitalized and amortized over three years. Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred. Prior to this development, Silver pearl had no website. In the three months ended June 30, 2007 $0 has been expensed and none capitalized.

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

The Company has had net losses for the years ended December 31, 2006 and 2005, and therefore a deferred tax benefit has been recognized in the amount of $61,316 and $7,902, respectively. The benefit for the six months ended June 30, 2007 has not been recorded at this time.

The realization of deferred tax benefits is contingent upon future earnings.

NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment at June 30, 2007 are as follows:

         Vehicles - trailer                  $    4,314
         Furniture and fixtures                   3,793
         Sign                                     6,217
         Website                                 25,000
         Building                                10,000
         Leasehold improvements                  31,154
                                             ----------
                                                 80,478
         Less: accumulated depreciation         (35,789)
                                             ----------
                                             $   44,689
                                             ==========

Depreciation expense totaled $4,118 and 3,600 for the three months ended June 30, 2007 and June 30, 2006, respectively and $8,236 and $6,771 for the six months ended June 30, 2007 and June 30, 2006 respecetively.


NOTE 4 - COMMON AND  PREFERRED STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At June 30, 2007, there were 5,696,800 shares of common stock outstanding as follows:

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
                                                      =========

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights. At June 30, 2007, there were zero shares outstanding.

NOTE 5 - COMMITMENTS

Silver Pearl is renting office space on a three year lease expiring in July 2007. The payments are $1,500 per month. Total rent expense for the three months ending June 30, 2007 and June 30, 2006 was $4,500. Total rent expense for the six months ending June 30, 2007 and June 30, 2006 was $9,000. The future minimum rental payments remaining are $1,500 at June 30, 2007.

NOTE 6 - NOTES PAYABLE

The Company acquired certain assets through the issuance of a note payable and common stock. The note principal was originally $11,931 and was subsequently paid off through an offset against inventory of $5,136 and payments of $6,795. The balance due at June 30, 2007 is $0.

The Company entered into an amended and restated revolving credit Arrangement on March 1, 2005 for $50,000. As of December 31, 2005, $28,737 had been drawn down against the credit line and as of December 31, 2006 the credit line had been paid down to $4,401. Collateral for the loan includes all of the assets and business interests, as well as all of the common stock that the Chief Executive Officer and Chief Financial Officer own (4,000,000 shares). The loan has an interest rate of 5% per annum, compounded monthly and was originally due on April 1, 2007. This was amended and is now due on March 31, 2008. Upon the occurrence of an event of default, Lender may attach and apply any profits accrued by the Company, to cure the default or to apply on account of any indebtedness under the Revolving Credit Arrangement due and owing. At June 30, 2007, the balance owing on the Revolving Credit Arrangement was $14,423.


NOTE 7 - FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2007 totaling $444,925 and had working capital of -$80. Because of this accumulated deficit, the Company will require additional working capital to develop its business operations. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not be able to continue its operations.

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


NOTE 8 - AMOUNTS DUE SHAREHOLDER

Amounts due shareholder for operating expenses paid upon the Company's behalf totaled $7,372 at June 30, 2007.

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

General

We are an independent retailer of home accessories, framed art and jewelry. Our product offerings include:

Product                                   Manufacturing origin
-------                                   --------------------
Jewelry                                   Thailand
Home accessories                          Domestic and Imported from China
Framed art                                Local Texas wholesaler

We provide our customers with a wide selection of home accessories, jewelry and framed art. We operated out of a 3,500 square foot building in Rockwall, Texas, until July 2007 when we moved to three small locations in Canton, Texas. We have approximately $63,000 of inventory on hand.


RESULTS FOR THE FISCAL QUARTER ENDED June 30, 2007

Our fiscal quarter ended on June 30, 2007. Any reference to the end of the fiscal quarter refers to the end of the second fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended June 30, 2007, was $14,873 compared with revenues for the three months ended June 30, 2006 of $20,426. The decrease is due to some physical road work in and near our location which makes access difficult. We are not certain how long this will last.

Revenue for the six months ended June 30, 2006 was $28,777 compared with revenues for the six months ended June 30, 2006 of $35,806. The reason for the decrease in sales is the same as mentioned above for the three month period.

COST OF SALES AND GROSS PROFIT: Cost of sales was $4,871 in the three months ended June 30, 2007 compared to $9,976 for the same three months in 2006. The difference was due to lower sales in 2005 of items with a higher gross margin. Therefore, gross profit for the three months in 2007 was 67% compared to gross profit of 51% in 2006.

Cost of sales was $11,377 in the six months ended June 30, 2007 compared to $15,728 for the same six months in 2006. The difference was also due to lower sales in 2005 of items with a higher gross margin. Therefore, gross profit for the six months in 2007 was 60% compared to gross profit of 56% in 2006.

EXPENSES. Total expenses for the three months ended June 30, 2007, were $26,329 compared with expenses for the three months ended June 30, 2006 of $43,016. The decrease in expenses is related to reduced advertising in 2007 ($12,500) and filing fees recorded in 2006 ($4,000). This expense does not include depreciation which was $4,118 and $3,600 for the three months ended June 30, 2007 and 2006 respectively.

Total expenses for the six months ended June 30, 2007, were $47,494 compared with expenses for the six months ended June 30, 2006 of $78,923. The decrease in expenses is related to reduced advertising in 2007 ($14,800) and filing fees recorded in 2006 ($5,800). This expense does not include depreciation which was $8,236 and $6,771 for the six months ended June 30, 2007 and 2006 respectively

NET INCOME (LOSS). Net loss for the three months ended June 30, 2007 was $20,689 compared to a net loss of $45,141 for the three months ended June 30, 2006. Such decrease in loss was due to the decrease in expenses and improved gross margin.

Net loss for the six months ended June 30, 2007 was $38,795 compared to a net loss of $77,205 for the six months ended June 30, 2006. Such decrease in loss was also due to the decrease in expenses and improved gross margin.

LIQUIDITY AND CAPITAL RESOURCES. Silver Pearl does not have sufficient liquid resources to continue if sales do not increase soon. This is unlikely given the road improvements nearby which make access to our location difficult. We may be forced to recapitalize or raise funds in some other manner in order to stay in business.

Employees

As of June 30, 2007, the Company had one employee.


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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying

Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Date: August 14, 2007