Form 10QSB
period 2007-09-30
Silver Pearl Enterprises, Inc.
filed 2007-11-14
CIK 1326396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-51750

                         SILVER PEARL ENTERPRISES, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                          45-0538522
-------------------------------                ---------------------------------
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

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [X] No [ ].

As of October 16, 2007, there were 5,696,800 shares of Common Stock of the issuer outstanding.

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

                         SILVER PEARL ENTERPRISES, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


                                            ASSETS

Current assets
  Note receivable                                                     $  47,953

Other assets
  Deposits                                                                1,500
                                                                      ---------

TOTAL ASSETS                                                          $  49,453
                                                                      =========

                             LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                               $  41,504
  Line of credit                                                         22,129
                                                                      ---------
Total liabilities                                                        63,633
                                                                      ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 5,696,800 shares issued and outstanding                     5,697
  Additional paid in capital                                            555,453
  Accumulated deficit                                                  (575,330)
                                                                      ---------
Total Stockholders' Equity                                              (14,180)
                                                                      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  49,453
                                                                      =========











See Accompanying Notes to Financial Statements



                         SILVER PEARL ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


                                          Three Months  Three Months    Nine Months    Nine Months
                                              Ended        Ended           Ended          Ended
                                            Sept 30,      Sept 30,        Sept 30,       Sept 30,
                                         -----------    -----------    -----------    -----------
                                             2007           2006           2007           2006
                                         -----------    -----------    -----------    -----------

Revenue                                  $     6,780    $    29,932    $    35,558    $    65,738

Cost of sales                                  2,405         21,702         13,781         37,430
                                         -----------    -----------    -----------    -----------

Gross profit                                   4,375          8,230         21,777         28,308

Operating expenses:
 Depreciation                                  2,745          3,694         10,982         10,465
 Other general and administrative             16,494        293,109         63,987        372,032
                                         -----------    -----------    -----------    -----------
        Total operating expense               19,239        296,803         74,969        382,497
                                         -----------    -----------    -----------    -----------

 (Loss) from operations                      (14,864)      (288,573)       (53,192)      (354,189)

  Other(expense):
      Interest expense                          (540)             0         (1,007)          (819)
      Unrealized gain (loss)
          From securities                                                                  (1,969)
      Loss from sale of assets               (44,884)             0        (44,884)
      Income tax expense/benefit             (70,117)             0        (70,117)        (8,801)
                                         -----------    -----------    -----------    -----------

Net(loss)                                $  (130,405)   $  (288,573)   $  (169,200)   $  (365,778)
                                         ===========    ===========    ===========    ===========

Net loss per share:
  Basic and diluted                      $     (0.02)   $     (0.00)   $     (0.03)   $     (0.07)
                                         ===========    ===========    ===========    ===========

  Weighted average shares outstanding:
  Basic and diluted                        5,696,800      5,430,713      5,696,800      5,251,108
                                         ===========    ===========    ===========    ===========











                 See Accompanying Notes to Financial Statements




                         SILVER PEARL ENTERPRISES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   TWELVE MONTHS ENDED DECEMBER 31, 2006, AND
                      NINE MONTHS ENDED SEPTEMBER 30, 2007

                                   (unudited)

                                                         Additional
                                  Common  Stock            Paid In   Accumulated
                             Shares         Amount         Capital     Deficit       Total
                         ------------------------------------------------------------------

Balance,
    December 31, 2005      5,025,300    $    5,025       220,375   $  (61,481)   $  163,919

    Common stock issued
for cash                     191,500           192        95,558                    95,750
    Common stock issued
for services                 480,000           480       239,520                   240,000
        Net loss                                                     (344,649)    (344,649)

                         ------------------------------------------------------------------
Balance
   December 31, 2006       5,696,800    $    5,697    $  555,453   $ (406,130)   $  155,020



        Net loss                                                     (169,200)     (169,200)

                         ------------------------------------------------------------------
Balance
   September 30, 2007      5,696,800    $    5,697    $  555,453   $ (575,330)   $  (14,180)
                          ==========    ==========    ==========   ==========    ==========










See  accompanying   summary  of  accounting  policies  and  notes  to financial statements.

                         SILVER PEARL ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                                      2007          2006
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(169,200)   $(365,779)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                      10,982       10,465
Change in assets and liabilities:
  Note receivable                                     (47,953)     (22,075)
  Inventory                                            67,082        5,947
  Marketable securities                                     0        1,969
  Accounts receivable                                       0        1,522
  Other assets                                         70,117        8,801
  Accounts payable and accrued expenses                 1,812       20,284
                                                    ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES               (67,160)    (338,866)
                                                    ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
     (Purchase) Sale of fixed assets                   41,943      (14,985)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock for cash                             0       95,750
  Issuance of common stock for services                     0      240,000
  Net proceeds from (repayments) line of credit        17,727      (24,335)
                                                    ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES            17,727      311,415
                                                    ---------    ---------

NET INCREASE IN CASH                                   (7,490)     (42,436)

  Cash, beg. of period                                  7,490       79,528
                                                    ---------    ---------
  Cash, end of period                               $       0    $  37,092
                                                    =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $   1,007    $     819
  Income taxes paid                                 $    --      $    --





                   See Accompany Notes to Financial Statements

                         SILVER PEARL ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The Company

Silver Pearl Enterprises, Inc. ("Silver Pearl") was incorporated on May 4, 2004 under the laws of the State of Texas and redomiciled to Nevada in 2007. Silver Pearl operated as a retailer of jewelry, framed art and home accessories until August 31, 2007 when it sold its wholy owned subsidiary Silver Pearl, LLC which included all its inventory and equipment due to continuing losses. The Company now is looking for an acquisition candidate.

Basis of Accounting

Silver Pearl maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

The Balance Sheet of Silver Pearl as of September 30, 2007, the related Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and the Statements of Cash Flows for the three months and nine months ended September 30, 2007 and 2006 and the Statement of Shareholders' Equity for the twelve months ended December 31, 2006 and the nine months ended September 30, 2007 included in the financial statements have been prepared by Silver Pearl without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Silver Pearl's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results of operations for the full year or any other interim period.

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

Advertising

Advertising and promotion costs are expensed as incurred. These expenses were $2,003 and $4,223 for the three months ending September 30, 2007 and 2006, respectively and $8,326 and $25,305 for the nine months ended September 30, 2007 and 2006 respectively.

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


NOTE 2 - INCOME TAXES:

The Company has adopted SFAS No. 109, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Under SFAS No. 109, income tax expense consists of taxes payable for the year and the changes during the year in deferred assets and liabilities. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis and financial reporting basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

We had recorded a net deferred tax asset generated by the loss carry-forward of $70,117 but it was fully reserved after we sold our remaining inventory and assets on August 31, 2007. The cumulative net operating loss carry-forward is approximately $575,330 at September 30, 2007, and will expire in the years 2024 through 2027.

The provision for refundable Federal income taxes consists of the following:

                                                                     2007
                                                                     ----
      Refundable Federal income tax attributable to:

      Current operations                                       $     575,330

      Less: Change in valuation allowance                          (575,330)
                                                               ------------

      Net refundable amount                                    $       --
                                                               ============



The cumulative tax effect at the maximum expected rate of 34% of significant items comprising the Company's net deferred tax amounts are as follows:

                                                                     2007
                                                                     ----
      Deferred tax asset attributable to:

      Net operating loss carryover                             $     195,612

      Less: Valuation allowance                                    (195,612)
                                                               ------------

      Net deferred tax asset                                   $       --
                                                               ============

The realization of deferred tax benefits is contingent upon future earnings.

NOTE 3 - PROPERTY AND EQUIPMENT:

The Company sold all of its fixed assets during the period. Depreciation expense totaled $2,745 and $3,694 for the three months ended September 30, 2007 and September 30, 2006 respectively and $10,982 and $10,465 for the nine months ended September 30, 2007 and 2006 respectively.


NOTE 4 - CAPITAL STOCK

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At September 30,, 2007, there were 5,696,800 common shares outstanding.

The Company is authorized to issue 20,000,000 preferred shares of stock at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2007, there were no preferred shares outstanding.

The Company has not paid a dividend to its shareholders.


NOTE 5 - COMMITMENTS

Silver Pearl rented retail space on a three year lease that expired in July 2007. The payments were $1,500 per month with the last payment being in July. Total rent expense was $1,500 and $10,500 for the three and nine months ending September 30, 2007 and $4,025 and $13,500 for the same periods in 2006. The future minimum rental payments remaining are zero.

NOTE 6 - NOTES PAYABLE

The Company acquired certain assets through the issuance of a note payable and common stock. The note principal was originally $11,931; the balance due at September 30, 2007 is $22,129.

The Company entered into an amended and restated Revolving Credit Arrangement on March 1, 2005 for $50,000. As of September 30, 2007, $22,129 net had been drawn down against the credit line. Collateral for the loan includes all of the assets and business interests, as well as all of the common stock that the Chief Executive Officer and Chief Financial Officer own (4,000,000 shares). The loan has an interest rate of 5% per annum, compounded monthly and was originally due on April 1, 2007. This was amended and is now due on March 31, 2008. Upon the occurrence of an event of default, the lender may attach and apply any profits accrued by the Company, to cure the default or to apply on account of any indebtedness under the Revolving Credit Arrangement due and owing. At September 30, 2007, the balance owing on the Revolving Credit Arrangement was $22,129.

NOTE 7 - DUE TO SHAREHOLDER

The Company owed the major shareholder $7,372 at August 31, 2007. At the time the company sold its remaining inventory and assets, the buyer assumed the payable to our shareholder so at September 30, 2007 the amount the company owed the major shareholder was zero.


NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN

The Company has an  accumulated  deficit  through  September  30, 2007  totaling
$575,330 and had negative working capital of $ 14,180. Because of this accumulated deficit, the Company will require additional working capital to develop its business operations. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not be able to continue its operations.

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

General

We were an independent retailer of home accessories, framed art and jewelry until August 31, 2007 when we sold our wholly owned subsidiary Silver Pearl, LLC which included our remaining inventory and fixed assets due to continuing losses. We now are looking for an acquisition candidate to add value for the benefit of our shareholders. As of the date of this filing, we have had no discussions with potential acquisition candidates.


RESULTS FOR THE FISCAL QUARTER ENDED September 30, 2007

Our fiscal quarter ended on September 30, 2007. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended September 30, 2007, was $6,780 compared with revenues for the three months ended September 30, 2006 of $29,932. Revenue for the nine months ended September 30, 2007, was $35,558 compared with revenues for the nine months ended September 30, 2006 of $65,738.

COST OF SALES AND GROSS PROFIT: Cost of sales was $2,405 in the three months ended September 30, 2007 compared to $21,702 for the same three months in 2006. Cost of sales was $13,781 for the nine months ended September 30, 2007 compared to $37,430 for the nine months ended September 30, 2006.

EXPENSES. Total expenses exclusive of depreciation for the three months ended September 30, 2007, were $16,494 compared with expenses for the three months ended September 30, 2006 of $293,109. Total expenses exclusive of depreciation for the nine months ended September 30, 2007, were $63,987 compared with expenses of $372,032 for the same period last year. The increase is related to regulatory and audit fees and consulting services. The company issued 480,000 shares on August 20, 2006 at fair value of $.50 per share to assist the company in raising additional capital. Depreciation expense was $2,745 and $3,694 for the three months ended September 30, 2007 and 2006 respectively and $10,982 and $10,465 for the nine months ended September 30, 2007 and 2006 respectively.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2007 was $130,405 compared to a net loss of $288,573 for the three months ended September 30, 2006. Net loss for the nine months ended September 30, 2007 was $169,200 compared to a net loss of $365,778 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES. The company has limited liquidity and a negative working capital since it continued to incur losses since its inception. We are in the process of seeking an acquisition candidate to add value for the benefit of our shareholders.

Employees

As of September 30, 2007, the Company had one employee, its President.


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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended September 30, 2007.

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

Date: October 19, 2007