Form 10-K
period 2007-12-31
Silver Pearl Enterprises, Inc.
filed 2008-03-31
CIK 1326396

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

                   For the Fiscal Year Ended December 31, 2007

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

                                  972-722-4411
              (Registrant's telephone number, including area code)



                                (Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90days. Yes [X] No [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

         Large Accelerated Filer [  ].          Accelerated Filer  [  ].

         Non-Accelerated Filer   [  ].          Smaller Reporting Company [X]


Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [X] No [ ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2007: $ 68,520

Shares of common stock outstanding at December 31, 2007: 5,696,800

PART I.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.


ITEM 1.  DESCRIPTION OF BUSINESS

We were incorporated on May 4, 2004 in the State of Texas as Silver Pearl Enterprises, Inc. (herein referred to as "Silverpearl" or "the Company") in order to sell furniture and decorating accessories for both residential and commercial uses. For the first part of the year, we purchased our furniture through companies that import directly from manufacturers in China, and some decorating items from local importers and distributors. We ceased operations at the end of August and sold our subsidiary, which held substantially all our assets.

Sales for the year ended December 31, 2007 and 2006 were $35,558 and $97,738, respectively. Before we ceased operations, we sold residential and office furniture, and other decorating accessories, some of which are imported and some of which we obtained from local importers and distributors.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company rented a 2,980 square foot facility on a three year lease at the rate of $1,500 per month from a company controlled by a shareholder. The lease expired in July 2007 and was not renewed. The Company now shares an office with the President, at no charge, since we have no operations.


ITEM  3. LEGAL PROCEEDINGS

The company is not involved in any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2007.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
                  MATTERS

The Common Stock is currently quoted on the NASDAQ bulletin board under the symbol "SVPE."

The following table sets forth the quarterly high and low bid prices for the Common Stock for 2007. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2007                                      HIGH          LOW
                                                 ----          ---
  First Quarter                                  $0.50         $0.50
  Second Quarter                                 $1.25         $0.15
  Third Quarter                                  $0.15         $0.15
  Fourth Quarter                                 $0.15         $0.15

Shareholders

As of December 31, 2007, there were approximately 117 record holders of the Common Stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.

ITEM 6.    SELECTED FINANCIAL DATA

Not Required as a Smaller Reporting Company

ITEM 7.  MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements provided in this annual report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of this annual report.


SUMMARY OF 2007

Sales in 2007 decreased steadily due to major construction on roads in our area. As expenses continued to drain our resources, we decided to cut our losses in our main line of business and instead focus on finding an acquisition candidate.

Results for the Year Ended December 31, 2007

Revenues for the year ended December 31, 2007 were $35,558 compared to $97,738 for the year ended December 31, 2006.

Cost of goods sold were $13,781 for 2007 and $75,548 for 2006, thus giving us a gross profit of $21,777 or 61% in 2007 and $22,190 or 23% in 2006. Our gross profit went up year-over-year as we sold higher margin products in 2007 than in 2006.

Total operating expenses for the year were $80,916 for 2007 and $425,400 for 2006. Included in the 2006 total is a non-cash expense for consulting services of $265,000 for consulting fees. Adjusting for that charge, our expenses in 2006 were $160,400 or a decrease of $79,484. The decrease is due to a reduction in advertising and other general operating expenses as we ceased operations and sold the operating assets in August 2007.

Net loss for the year ended December 31, 2007 was $176,240 compared to the loss for 2006 of $344,649.

The Company is now focused on finding an acceptable acquisition or merger candidate. As of the date of this 10-K, we have not entered into any discussions or negotiations with any company, whether formal or informal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of The Hall Group CPAs appear on pages F-1 through F-13 of this report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President has concluded that the Company's disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------
We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting
-----------------------------------------------------------------------
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by xternal accountants who may not always get full information and therefore something is not recorded appropriately. Our President does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. The Company's management based its evaluation on criteria set forth in the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007.



PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2007, the following persons serve as directors and officers of the Company.

Denise D. Smith      52               Chief Executive Officer, President, Chief
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


ITEM 10. EXECUTIVE COMPENSATION

Our executive officer received $-0- in 2007 and $5,100 in 2006 in compensation from the Company.

ITEM 12.          SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS


As of December 31, 2007 the following persons or entities known to the Company to own 5% or more of the Company's Voting Stock:

Title/relationship                                   Amount owned
to Issuer               Name of Owner                before offering   Percent
-------------------------------------------------------------------------------
President, Secretary
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

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

None.


ITEM 13.          EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Included in Part II, Item 7 of this report:

         Report of Independent Registered Public Accounting Firm

         Balance Sheet as of December 31, 2007

         Statements of Operations for the Years Ended December 31, 2007 and 2006

         Statement of Cash Flows for the Years Ended December 31, 2007 and 2006

         Statements of Stockholders' Equity for the Years Ended December 31, 2007 and 2006

         Notes to the Financial Statements

(b) The Company did not file any Form 8-K's in 2007.


(c)      Exhibits


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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES
The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2007 and 2006 was $13,500 and $2,000 respectively.

(2) AUDIT-RELATED FEES
NONE

(3) TAX FEES
NONE

(4) ALL OTHER FEES
NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about "audit committee financial experts." As of the date of this Annual report, we do not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors. Additionally, we do not have a member of our Board of Directors that qualifies as an "audit committee financial expert." For that reason, we do not have an audit committee financial expert.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.


SILVER PEARL ENTERPRISES, INC.

By:      /s/  Denise D. Smith
         ---------------------
         Denise D. Smith
         Chief Executive Officer and Chief Financial Officer

Dated:   March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Management of Silver Pearl Enterprises, Inc.
Rockwall, Texas

We have audited the accompanying balance sheet of Silver Pearl Enterprises, Inc. as of December 31, 2007 and the related statements of operations, cash flows and stockholders' equity for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management's assertion about the effectiveness of Silver Pearl Enterprises, Inc.'s internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Pearl Enterprises, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  The Hall Group, CPAs
-------------------------
The Hall Group, CPAs
Dallas, Texas

March 21, 2008




                                SILVER PEARL ENTERPRISES, INC.
                                         Balance Sheet


December 31, 2007

       ASSETS

      Current Assets
            Cash and Cash Equivalents                                         $     863
                                                                              ---------
                Total Current Assets                                                863

      Other Assets
            Note Receivable                                                      47,953
                                                                              ---------
                Total Other Assets                                               47,953
                                                                              ---------

                     TOTAL ASSETS                                             $  48,816
                                                                              =========


                             LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities
            Accounts Payable                                                  $  25,334
            Due to Related Parties                                               16,500
            Revolving Line of Credit                                             28,202
                                                                              ---------
                Total Liabilities (All Current)                                  70,036

      Stockholders' Equity
            Preferred Stock, $.001 par value, 20,000,000 shares authorized,
                0 shares issued and outstanding                                       0
            Common Stock, $.001 par value, 50,000,000 shares authorized,
                5,696,800 shares issued and outstanding                           5,697
            Additional Paid-In Capital                                          555,453
            Retained Earnings (Deficit)                                        (582,370)
                                                                              ---------
                Total Stockholders' Equity (Deficit)                            (21,220)
                                                                              ---------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  48,816
                                                                              =========


The accompanying notes are an integral part of these financial statements.

                         SILVER PEARL ENTERPRISES, INC.
                              Statements of Income
                 For the Years Ended December 31, 2007 and 2006

                                                         2007            2006
                                                     -----------    -----------

REVENUES                                             $    35,558    $    97,738

COST OF SALES                                             13,781         75,548
                                                     -----------    -----------
           GROSS PROFIT                                   21,777         22,190

OPERATING EXPENSES
      Advertising                                          8,327         33,223
      Consulting  Services                                     0        265,000
      Contract Services                                    5,547          9,986
      Depreciation                                        10,981         14,160
      Licenses & Fees                                      4,618         11,734
      Office Expenses                                      7,311          3,876
      Payroll Expenses                                    12,759              0
      Professional Fees                                   11,227              0
      Rent - Related Party                                10,500         19,233
      Other Operating Expenses                             9,646         68,188
                                                     -----------    -----------
           TOTAL OPERATING EXPENSES                       80,916        425,400
                                                     -----------    -----------

NET OPERATING INCOME (LOSS)                              (59,139)      (403,210)

OTHER INCOME (EXPENSE)
      Interest Income                                      1,079             33
      Interest Expense                                    (1,679)          (819)
      Loss on Sale of Assets                             (46,384)             0
      Unrealized Loss from Marketable Securities               0         (1,969)
                                                     -----------    -----------
           TOTAL OTHER INCOME (EXPENSE)                  (46,984)        (2,755)
                                                     -----------    -----------

NET (LOSS) BEFORE INCOME TAXES                          (106,123)      (405,965)

      Provision for Income Taxes (Expense) Benefit       (70,117)        61,316
                                                     -----------    -----------

NET INCOME (LOSS)                                    $  (176,240)   $  (344,649)

      Beginning Retained Earnings (Deficit)             (406,130)       (61,481)
                                                     -----------    -----------

ENDING RETAINED EARNINGS (DEFICIT)                   $  (582,370)   $  (406,130)
                                                     ===========    ===========

EARNINGS PER SHARE

      Weighted Average of Outstanding Shares           5,696,800      4,826,145
                                                     ===========    ===========

      Income (Loss) for Common Stockholders          $     (0.03)   $     (0.07)
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.



                         SILVER PEARL ENTERPRISES, INC.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2007 and 2006

                                                                     2007            2006
                                                                  -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                                           $(176,240)   $(344,649)
      Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation                                              10,981       14,160
           Loss on Disposition of Assets                             46,384            0
           Decrease in Accounts Receivable                                0        3,522
           Decrease in Inventory                                     67,082        3,809
           Decrease in Deposits                                       1,500            0
           (Increase) Decrease in Deferred Tax Benefit               70,117      (61,316)
           Increase in Due from Related Parties                      16,500            0
           (Decrease) Increase in Accounts Payable                  (13,956)      29,674
                                                                  ---------    ---------

               Net Cash Provided (Used) by Operating Activities      22,368     (354,800)

CASH FLOWS FROM INVESTING ACTIVITIES
           Acquisition of Note Receivable                           (47,953)           0
           Disposition of Fixed Assets                               (4,440)           0
           Purchase of Fixed Assets                                       0      (32,188)
                                                                  ---------    ---------
               Net Cash (Used) by Investing Activities              (52,393)     (32,188)


CASH FLOWS FROM FINANCING ACTIVITIES
      Common Stock Issued for Cash                                        0      335,750
      Increase in Line of Credit                                     23,801            0
      Payments on Note Payable                                         (403)     (24,335)
                                                                  ---------    ---------
               Net Cash Provided by Financing Activities             23,398      311,415
                                                                  ---------    ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                          (6,627)     (75,573)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        7,490       83,063
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $     863    $   7,490
                                                                  =========    =========

SUPPLEMENTAL DISCLOSURES

      Cash Paid During the Year for Interest Expense              $       0    $     819
                                                                  =========    =========



The accompanying notes are an integral part of these financial statements.



                         SILVER PEARL ENTERPRISES, INC.
                  Statement of Changes in Stockholders' Equity
                 For the Years Ending December 31, 2007 and 2006

                                                                                               Retained
                                                       Common Stock             Paid-In        Earnings
                                                    Shares          Amount      Capital        (Deficit)       Totals
                                                ---------------  -------------------------   -----------------------------

2006
Beginning Stockholder's Equity                       5,025,300   $    5,025    $  220,375    $  (61,481)   $      163,919

      Issuance of Common Stock
          for Cash                                     671,500          672       335,078                         335,750

      Net (Loss)                                                                               (344,649)         (344,649)
                                                ---------------  -----------  ------------   -----------   ---------------

Stockholders' Equity at December 31, 2006            5,696,800   $    5,697   $   555,453    $  (406,130)  $      155,020
                                                ===============  ===========  ============   ===========   ===============

2007
      Net (Loss)                                                                               (176,240)         (176,240)
                                                ---------------  -----------  ------------   -----------   ---------------

Stockholders' Equity at December 31, 2007            5,696,800   $    5,697   $   555,453    $  (582,370)  $       (21,220)
                                                ===============  ===========  ============   ===========   ===============











The accompanying notes are an integral part of these financial statements.

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2007




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

         The Company redomiciled to Nevada effective February 28, 2007, upon which 20,000,000 shares of preferred stock with a par value of $.001 were authorized. In addition, the Company increased its authorized common shares to 50,000,000 with a par value of $.001.

         As discussed in Note 2, the Company sold all of their operating assets during 2007 in exchange for a note receivable.

         Significant Accounting Policies:
         --------------------------------

         The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. It is also necessary for management to determine, measure and allocate resources and obligations within the financial process according to those principles. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

         The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid;
         2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

                  Basis of Presentation:
                  ----------------------

                  The Company prepares its financial statements on the accrual basis of accounting.

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 1 - (CONTINUED)
-------------------

                  Cash and Cash Equivalents:
                  --------------------------

                  Cash and cash equivalents includes cash in bank with original maturities of three months or less are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

                  Inventory:
                  ----------

                  Inventory  is  comprised  of  goods   purchased   for  resale;
                  therefore, the Company has no raw materials or work in process. The Company uses the specific identification and FIFO ("First In, First Out") methods for inventory tracking and valuation. Inventory is stated at the lower of cost or market value.

                  Earnings (Loss) per Share:
                  --------------------------

                  Earnings (loss) per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered. As the Company has no potentially dilutive securities, fully diluted earnings
                  (loss)  per  share is  equal  to  earnings  (loss)  per  share
                  (basic).

                  Use of Estimates:
                  -----------------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  Revenue Recognition:
                  --------------------

                  The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when all of the following criteria have been met:

                    o    Persuasive evidence of an arrangement exists;

                    o Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;

                    o    The   price   is   fixed   and   determinable;   and

                    o    Collectibility is reasonably assured.

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 1 - (CONTINUED)
--------------------

                  All inventory is picked up by the customer or shipped to customers FOB shipping point. The risk of loss transfers to the customer at the time of pick up or shipment. Currently all revenue is generated from the sale of products and no revenue is earned from services rendered.

                  Revenue is recorded net any of sales taxes charged to customers.

                  Cost of Goods Sold:
                  -------------------

                  Cost of Goods Sold includes direct material costs and incoming and outgoing freight.

                  Recently Issued Accounting Pronouncements:
                  ------------------------------------------

                  The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow. See Note 9 for a discussion of new accounting pronouncements.

                  Comprehensive Income:
                  ---------------------

                  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2007 and 2006, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the years then ended.


NOTE 2 - SALE OF ASSETS
-----------------------

         On August 31, 2007, the Company sold all of their operating assets, including all inventory and fixed assets. The purchaser also assumed certain operating liabilities. A loss of $46,384 was recognized on the sale.

         The Company received a $47,953 note receivable in exchange for the assets. The note bears interest at 9%, with ten interest only payments of $359 beginning October 15, 2007. Beginning on July 15, 2008, principal and interest payments of $1,525 are due based upon a three year amortization. There is no prepayment penalty.

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 3 - DUE TO RELATED PARTY
-----------------------------

         At December 31, 2007, the Company owed $16,500 in rent to Dynacap Holdings Ltd., LLC ("Dynacap"). A shareholder who is also the spouse of the Company's Chief Executive Officer, is also a member of Dynacap.


NOTE 4 - LINE OF CREDIT
-----------------------

         The Company entered into an amended and restated revolving credit arrangement on March 1, 2005 with a credit limit of $50,000. Collateral for the loan includes all of the assets and business interests, as well as all of the common stock that the Chief Executive Officer and Chief Financial Officer own (4,000,000 shares). The loan has an interest rate of 5% per annum, compounded monthly and was due on April 1, 2007. The note is currently payable upon demand. Upon the occurrence of an event of default, Lender may attach and apply any profits accrued by the Company, to cure the default or to apply on account of any indebtedness under the revolving credit arrangement due and owing. At December 31, 2007, the balance owed on the revolving credit arrangement was $28,202.


NOTE 5 - EQUITY
---------------

         The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. At December 31, 2007, no shares were outstanding.

         The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2007, there were 5,696,800 shares outstanding.



                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 6 - INCOME TAXES
---------------------

         The Company  follows FASB Statement  Number 109,  Accounting for Income
         Taxes. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes. In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes. The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company's net deferred tax amounts as of December 31, 2007 and 2006 are as follows:


                                                                            12/31/07     12/31/06
                                                                            ---------    ---------
                 Deferred tax assets attributable to:
                   Prior years                                             $ 116,327    $   8,801
                   Tax benefit for current year                               32,864       61,316
                                                                           ---------    ---------

                          Total deferred tax benefit                       $ 149,191    $  70,117
                                                                           =========    =========

                 Valuation Allowance:                                      $(149,191)   $       0
                                                                           ---------    ---------

                          Net Deferred Tax Asset                           $       0    $  70,117
                                                                           =========    =========

         Components of the current provision (benefit) for taxes on income for the current year are as follows:
                                                                            12/31/07     12/31/06

                                                                            ---------   ---------
                 Income tax before extraordinary item:
                   Tax provision (benefit) on current year operations      $   70,117   $ (61,316)
                                                                            ---------   ---------

                          Net provision (benefit)                           $  70,117   $ (61,316)
                                                                            =========   =========


         The realization of deferred tax benefits is contingent upon future earnings and, as of December 31, 2007 has been fully reserved.

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

         The lease for the Company's retail space expired in July 2007 and was not renewed. As the Company does not have any future minimum rental obligations or any other commitments at December 31, 2007.

         Rent expense was $10,500 and $19,233 for the years ended December 31, 2007 and 2006.


NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN
----------------------------------------------

         The Company has an accumulated deficit through December 31, 2007 totaling $582,370 and had negative working capital of $69,173. Because of this accumulated deficit, the Company will require additional working capital to develop its business operations. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not be able to continue its operations.

         The Company sold all of its operating assets during 2007, and is not generating any revenue to offset continuing expenses to operate the Company. The Company is currently seeking an acquisition candidate. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 9 - RECENT ACCOUNTING PRONOUCEMENTS
----------------------------------------

         In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with the Company's Annual Report for the year ending December 31, 2008, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year-end and of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting. Furthermore in the following year the Company's independent accounting firm has to issue an attestation report separately on the Company's internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

         In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's year-end 2007, but is not expected to have a material impact on our consolidated financial statements, with the possible exception of certain disclosures relative to our net operating loss carryovers and the related valuation allowance.

         In 2006, the Financial Accounting Standards Board issued the following:

               - SFAS No. 155: Accounting for Certain Hybrid Financial
                 Instruments

               - SFAS No. 156: Accounting for Servicing of Financial Assets

               - SFAS No. 157: Fair Value Measurements

               - SFAS No. 158: Employers' Accounting for Defined Benefit Pension
                 and Other Postretirement Plans

                         SILVER PEARL ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 9 - (CONTINUED)
--------------------

         In 2007, the Financial Accounting Standards Board issued the following:

                - SFAS No. 159: The Fair Value Option for Financial Assets and
                  Financial Liabilities;
                  Including an amendment of FASB Statement No. 115

               - SFAS No. 141: (Revised 2007), Business Combinations

               - SFAS No. 160: Noncontrolling Interest in Consolidated Financial
                 Statements

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company.