Form 10-Q
period 2008-03-31
Silver Pearl Enterprises, Inc.
filed 2008-05-19
CIK 1326396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(State or other jurisdiction of incorporation or organization)                            (IRS Employer Identification No.)

1541 E.. Interstate 30, Rockwall, Texas 75087

(Address of principal executive offices)

  (972) 722-4411

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

Indicate by check mark whether the Registrant is a large accredited filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accredited filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accredited Filer

[   ]

Accelerated Filer

[   ]

Non-Accredited Filer

[   ]

Smaller Reporting Company

[X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [X]   No [    ].

As of April 25, 2008, there were 5,696,800 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS

Item 1     Financial Statements                                              3

Item 2     Management's Discussion and Analysis or Plan of Operation        14

Item 3     Controls and Procedures

                                   15

                           PART II OTHER INFORMATION

Item 1 - 5 Legal Proceedings                                                17

Item 6     Exhibits and Reports on Form 8-K                                 17

SILVER PEARL ENTERPRISES, INC.

 BALANCE SHEET

March 31, 2008 and December 31, 2007

(Unaudited)

ASSETS	March 31, 2008	December 31, 2007

Current assets
Cash	$ 1,930	$ 863

Other assets
Note receivable	47,953	47,953

TOTAL ASSETS	$ 49,883	$ 48,816

LIABILITIES AND STOCKHOLDERS’EQUITY

Current liabilities
Accounts payable Due to related parties	$ 27,420 16,500	$ 25,334 16,500
Line of credit	32,368	28,202
Total liabilities	76,288	70,036

Stockholders’ deficit:
Preferred stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,696,800 and 5,696,800 shares issued and outstanding	5,697	5,697
Additional paid in capital	555,453	555,453
Accumulated deficit	(587,555)	(582,370)
Total Stockholders’ Equity/(Deficit)	(26,405)	(21,220)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 49,883	$ 48,816

See Accompanying Notes to Financial Statements

SILVER PEARL ENTERPRISES, INC.

STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007

Revenue	$ 0	$ 13,904

Cost of sales	0	6,506

Gross profit	0	7,398

Operating expenses:
Depreciation	0	4,118
Other general and administrative	5,890	21,255
Total operating expense	5,890	25,373
(Loss) from operations	(5,890)	(17,975)

Other(expense):
Interest expense	(374)	(131)
Interest income	1,079

Net(loss)	$(5,185)	$(18,106)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,696,800	5,696,800

See Accompanying Notes to Financial Statements

SILVER PEARL ENTERPRISES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2007, and
Three Months Ended March 31, 2008 (Unaudited)

			Additional
Common		Stock	Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance,
December 31, 2006	5,696,800	$ 5,697	$ 555,453	$ (406,130)	$ 155,020

Net loss				(176,240)	(176,240)

Balance
December 31, 2007	5,696,800	$ 5,697	$ 555,453	$ (582,370)	$ (21,220)

Net loss				(5,185)	(5,185)

Balance
March 31, 2008	5,696,800	$5,697	$555,453	$ (587,555)	$ (26,405)

See accompanying summary of accounting policies and notes to financial statements.

SILVER PEARL ENTERPRISES, INC.

STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,185)	$ (18,106)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	0	4,118
Change in assets and liabilities:
Advances for inventory	0	0
Prepaid expenses	0	0
Inventory	0	2,192
Marketable securities	0	(1,552)
Accounts receivable	0	1,522
Accounts payable Due to related parties	2,086 0	(2,359) 0
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,099)	(14,155)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	0	7,372
Net proceeds from line of credit	4,166	3,106
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,166	10,478

NET INCREASE (DECREASE) IN CASH	1,067	(3,677)

Cash, beginning of period	863	7,490
Cash, end of period	$ 1,930	$ 3,813

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 374	$ 131
Income taxes paid	$ -	$ -

See Accompany Notes to Financial Statements

SILVER PEARL ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Silver Pearl Enterprises, Inc. (The “Company”) operated as a retailer of furniture and framed art.  The Company is located in Rockwall, Texas and was incorporated on May 4, 2004 under the laws of the State of Texas.

The Company redomiciled to Nevada effective February 28, 2007, upon which 20,000,000 shares of preferred stock with a par value of $.001 were authorized.  In addition, the Company increased its authorized common shares to 50,000,000 with a par value of $.001.

As discussed in Note 2, the Company sold all of their operating assets during August 2007 in exchange for a note receivable.  The Company is now looking for an acquisition candidate.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense. It is also necessary for management to determine, measure and allocate resources and obligations within the financial process according to those principles.  The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of

SILVER PEARL ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Management believes that all adjustments necessary for a fair statement of the results for the three months ended March 31, 2008 and 2007 have been made.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in bank with original maturities of three months or less are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Inventory:

Inventory is comprised of goods purchased for resale; therefore, the Company has no raw materials or work in process.  The Company uses the specific identification and FIFO (“First In, First Out”) methods for inventory tracking and valuation.  Inventory is stated at the lower of cost or market value.

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

SILVER PEARL ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when all of the following criteria have been met:

•

Persuasive evidence of an arrangement exists;

•

Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;

•

The price is fixed and determinable; and

•

Collectibility is reasonably assured.

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

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 10 for a discussion of new accounting pronouncements.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with highly-rated financial institutions, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluation of the credit worthiness of the financial institutions with which it does business.

NOTE 2 – SALE OF ASSETS

             On August 31, 2007, the Company sold all of their operating assets, including all

SILVER PEARL ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

inventory and fixed assets.  The purchaser also assumed certain operating liabilities.  A loss of $46,384 was recognized on the sale.

             The Company received a $47,953 note receivable in exchange for the assets.   The note bears interest at 9%, with ten interest only payments of $359 beginning October 15, 2007.   Beginning on July 15, 2008, principal and interest payments of $1,525 are due based upon a three year amortization.     There is no prepayment penalty.   As of March 31, 2008, the amount owed to the Company was $47,953.

NOTE 3 – DUE TO RELATED PARTY

At March 31, 2008, the Company owed $16,500 in rent to Dynacap Holdings Ltd., LLC (“Dynacap”).     A shareholder who is also the spouse of the Company’s Chief Executive Officer, is also a member of Dynacap.

NOTE 4 – LINE OF CREDIT

The Company entered into an amended and restated revolving credit arrangement on March 1, 2005 with a credit limit of $50,000.   Collateral for the loan includes all of the assets and business interests, as well as all of the common stock that the Chief Executive Officer and Chief Financial Officer own (4,000,000 shares).  The loan has an interest rate of 5% per annum, compounded monthly and was due on April 1, 2007.   The note is currently payable upon demand.   Upon the occurrence of an event of default, Lender may attach and apply any profits accrued by the Company, to cure the default or to apply on account of any indebtedness under the revolving credit arrangement due and owing.  At March 31, 2007, the balance owed on the revolving credit arrangement was $32,369.

NOTE 5 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share.   These shares have full voting rights.   At April 25, 2008 there were no shares were outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At April 25, 2008, there were 5,696,800 common shares outstanding.

The Company has not paid a dividend to its shareholders.

SILVER PEARL ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes.  In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.  The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2008 and December 31, 2007 are as follows:

	3/31/08	12/31/07
Deferred tax assets attributable to:
Prior years	$149,191	$116,327
Tax benefits for current year	1,296	32,864

Total deferred tax benefit	$150,487	$149,191

Valuation Allowance:	$(150,487)	$(149,191)

Net Deferred Tax Asset	$0	$0

Components of the current provision (benefit) for taxes on income for the current year are as follows:

	3/31/08	12/31/07
Income tax before extraordinary item:
Tax provision (benefit) on current year operations	$1,296	$(70,117)

Less: Valuation Allowance	$(1,296)	0

Net provision (benefit)	$0	$70,117

The realization of deferred tax benefits is contingent upon future earnings and, as of December 31, 2007 has been fully reserved.

SILVER PEARL ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – PROPERTY AND EQUIPMENT

The Company sold all of its fixed assets during 2007. Depreciation expense totaled $0 and $4,118 for the three months ended March 31, 2008 and 2007 respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Silver Pearl rented retail space on a three year lease that expired in July 2007. The payments were $1,500 per month with the last payment being in July 2007.  Total rent expense for the three months ending March 31, 2008 and March 31, 2007 was $0 and $4,500 respectively. The future minimum rental payments remaining are zero.

NOTE 9 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through December 31, 2007 totaling $587,555 and had negative working capital of $74,359.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations.

The Company sold all of its operating assets during August 2007, and is not generating any revenue to offset continuing expenses to operate the Company.  The Company is currently seeking an acquisition candidate.   These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset

SILVER PEARL ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 10 – RECENT ACCOUNTING PRONOUCEMENTS

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General

We were an independent retailer of home accessories, framed art and jewelry until August 31, 2007,  when we sold our remaining inventory and fixed assets due to continuing losses. We now are looking for an acquisition candidate to add value for the benefit of our shareholders. As of the date of this filing, we have had no discussions with potential acquisition candidates.

RESULTS FOR THE QUARTER ENDED March 31, 2008

Our quarter ended on March 31, 2008.  Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE.  Since we had no operations, we had no revenue during the three months ended March 31, 2008. We did have $1,079 of interest income from the note receivable we hold from the sale of our assets in August 2007. Revenues from our operations in the same period of 2007 were $13,904.

COST OF SALES AND GROSS PROFIT:   Cost of sales was $0 for the three months ended March 31, 2008 and were $6,506 for the same three months in 2007.

EXPENSES. Total expenses for the three months ended March 31, 2008, were $5,890 compared with expenses for the three months ended March 31, 2007 of $25,373 of which $4,118 was depreciation. The decrease is related to the sale of our assets and the sale of our operations.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2008 was $5,185 compared to a net loss of $18,106 for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES. The company has limited liquidity and a negative working capital since it continued to incur losses since its inception. We are in the process of seeking an acquisition candidate to add value for the benefit of our shareholders.

Employees

As of March 31, 2008, the Company had one employee, its President.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) On January 24, 2008, the Company filed a Form 8-K to disclose its sale of its assets and the discontinuance of operations.

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

Denise Smith, President, CFO

Date: May 15, 2008