Form 10-Q
period 2008-06-30
Silver Pearl Enterprises, Inc.
filed 2008-08-13
CIK 1326396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[    ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [X]   No [    ].

As of July 29, 2008, there were 5,696,800 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1	Financial Statements	3

Item 2	Management's Discussion and Analysis or Plan of Operation	14

Item 3	Controls and Procedures	15

	PART II OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	16

SILVER PEARL ENTERPRISES, INC.
 BALANCE SHEETS
As of June 30, 2008 and December 31, 2007

ASSETS
	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)

Current assets:
Cash	$1,311	$863

Other assets:
Note receivable	48,672	47,953

TOTAL ASSETS	$49,983	$48,816

LIABILITIES AND STOCKHOLDERS’EQUITY

Current liabilities
Accounts payable	$25,276	$25,334
Due to related parties	16,500	16,500
Line of credit	35,979	28,202
Total liabilities	77,755	70,036

Stockholders’ deficit:
Preferred stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,696,800 shares issued and outstanding	5,697	5,697
Additional paid in capital	555,453	555,453
Accumulated deficit	(588,922)	(582,370)
Total Stockholders’ Equity	(27,772)	(21,220)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,983	$48,816

See Accompanying Notes to Financial Statements

SILVER PEARL ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$0	$14,873	$0	$28,777

Cost of sales	0	4,871	0	11,377

Gross profit	0	10,002	0	17,400

Operating expenses:
Depreciation	0	4,118	0	8,236
Other general and administrative	1,996	26,239	7,886	47,494
Total operating expense	1,996	30,357	7,886	55,730
(Loss) from operations	(1,996)	(20,355)	(7,886)	(38,330)

Other(expense):
Unrealized loss on securities	(20)		(20)
Interest expense	(430)	(334)	(804)	(465)
Interest income	1,079		2,158

Net(loss)	$ (1,367)	$ (20,689)	$ (6,552)	$ (38,795)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	5,696,800	5,696,800	5,696,800	5,696,800

See Accompanying Notes to Financial Statements

SILVER PEARL ENTERPRISES, INC.
 STATEMENT OF STOCKHOLDERS’ EQUITY
For the periods ended December 31, 2007 and June 30, 2008
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2007	5,696,800	$5,697	$555,453	$(406,130)		$155,020

Net loss				(176,240)		(176,240)

Balance, December 31, 2007	5,696,800	$5,697	$555,453	(582,370)		(21,220)

Net loss				(6,552)		(6,552)

Balance, June 30, 2008	5,696,800	$5,697	$555,453	$ (588,922)	$	(27,772)

See accompanying notes to financial statements.

SILVER PEARL ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008		2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$	(6,552)	$(38,795)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization		0	8,236
Change in assets and liabilities:
Advances for inventory		0	6,969
Note receivable		(719)	0
Inventory		0	4,474
Accounts payable		(58)	1,808
CASH FLOWS USED IN OPERATING ACTIVITIES		(7,329)	(17,308)

CASH FLOWS USED IN INVESTING ACTIVITIES
(Purchase) Sale of fixed assets		0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit		7,777	10,022
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		7,777	10,022

NET INCREASE (DECREASE) IN CASH		448	(7,286)

Cash, beg. of period		863	7,490
Cash, end of period		$1,311	$204

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid		$804	$819
Income taxes paid		$0	$0

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

Management believes that all adjustments necessary for a fair statement of the results for the six months ended June 30, 2008 and 2007 have been made.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in bank with original maturities of three months or less are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Inventory:

Inventory is comprised of goods purchased for resale; therefore, the Company has no raw materials or work in process.  The Company uses the specific identification and FIFO (“First In, First Out”) methods for inventory tracking and valuation.  Inventory is stated at the lower of cost or market value.    As of June 30, 2008 and December 31, 2007, the Company did not have any inventory.

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

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when all of the following criteria have been met:

*	Persuasive evidence of an arrangement exists;
*	Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
*	The price is fixed and determinable; and
*	Collectibility is reasonably assured.

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

The Company received a $47,953 note receivable in exchange for the assets.   The note bears interest at 9%, with ten interest only payments of $359 beginning October 15, 2007.   Beginning on July 15, 2008, principal and interest payments of $1,525 are due based upon a three year amortization.     There is no prepayment penalty.   As of June 30, 2008, the amount owed to the Company was $48,672, which includes two months of interest due.

NOTE 3 – DUE TO RELATED PARTY

At June 30, 2008, the Company owed $16,500 in rent to Dynacap Holdings Ltd., LLC (“Dynacap”).     A shareholder who is also the spouse of the Company’s Chief Executive Officer, is also a member of Dynacap.

NOTE 4 – LINE OF CREDIT

The Company entered into an amended and restated revolving credit arrangement on March 1, 2005 with a credit limit of $50,000.   Collateral for the loan includes all of the assets and business interests, as well as all of the common stock that the Chief Executive Officer and Chief Financial Officer own (4,000,000 shares).  The loan has an interest rate of 5% per annum, compounded monthly and was due on April 1, 2007.   The note is currently payable upon demand.   Upon the occurrence of an event of default, Lender may attach and apply any profits accrued by the Company, to cure the default or to apply on account of any indebtedness under the revolving credit arrangement due and owing.  At June 30, 2008, the balance owed on the revolving credit arrangement was $35,979.

NOTE 5 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share.   These shares have full voting rights.   At July 29, 2008 there were no shares were outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At July 29, 2008, there were 5,696,800 common shares outstanding.

The Company has not paid a dividend to its shareholders.

NOTE 6 – INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes.  In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.  The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2008 and December 31, 2007 are as follows:

	6/30/08	12/31/07
Deferred tax asset attributable to:
Prior years	$149,191	$116,327
Tax benefit for current year	1,296	32,864
Total deferred tax benefit	$150,487	$149,191
Less: Valuation allowance	(150,487)	(149,191)
Net provision (benefit)	$0	$0

Components of the current provision (benefit) for taxes on income for the periods presented are as follows:

	6/30/08	12/31/07
Income tax before extraordinary item:
Tax provision (benefit) on current year operations	$1,638	$	(70,117)
Less: Valuation allowance	(1,638)		0
Net provision (benefit)	$0	$	(70,117)

The realization of deferred tax benefits is contingent upon future earnings and, as of June 30, 2008 and December 31, 2007 has been fully reserved.

NOTE 7 – PROPERTY AND EQUIPMENT:

The Company sold all of its fixed assets during 2007. Depreciation expense totaled $0 and $4,118 for the three months $0 and $8,236 for the six months ended June 30, 2008 and 2007,  respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Silver Pearl rented retail space on a three year lease that expired in July 2007. The payments were $1,500 per month with the last payment being in July.  Total rent expense was $0 and $4,500 for the three months and $0 and $9,000 for the six months ending June 30, 2008 and June 30, 2007. The future minimum rental payments remaining are zero.

NOTE 9 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2008  totaling $588,922 and had negative working capital of $76,444.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations.

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

NOTE 10 - RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

June 2006, the FASB issued  Interpretation  No. 48 ("FIN No. 48"),  Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109, which clarifies  the  accounting  for  uncertainty  in income taxes  recognized  in an enterprise's  financial  statements in accordance with SFAS No. 109,  Accounting for Income Taxes.  The  Interpretation  provides a  recognition  threshold  and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than  not  that  the tax  position  will be sustained  on examination  by the taxing  authorities,  based on the  technical  merits of the position.  The tax benefits recognized in the financial statements from such a position should be  measured  based on the largest benefit  that has a greater likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We do not expect FIN No. 48 to have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on January 1, 2008. SFAS No. 157 establishes a hierarchy in order to segregate fair value measurements using quoted prices in active markets for identical assets or liabilities, significant other observable inputs and significant unobservable inputs. For assets and liabilities that are measured at fair value on a recurring basis, SFAS No. 157 requires disclosure of information that enables users of financial statements to assess the inputs used to determine fair value based on the aforementioned hierarchy. See Note 11 for further information regarding our assets and liabilities that are measured at fair value on a recurring basis.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 “Partial Deferral of the Effective Date of Statement 157”. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS No. 157 as of January 1, 2008 related to financial assets and financial liabilities. Refer to Note 11 for additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company on January 1, 2008. However, the Company has not elected to apply the provisions of SFAS No. 159 to any of our financial assets and financial liabilities, as permitted by the Statement.

NOTE 11 – ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) which replaces SFAS No. 141, Business Combinations, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Management does not believe that adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations and cash flows.

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

In June 2008, the Securities and Exchange Commission announced that it has approved a one-year extension of the compliance data for smaller public companies to meet the section 404(b) auditor attestation requirement of the Sarbanes-Oxley Act.  With the extension, small companies will now be required to provide the attestation reports in their annual reports for the fiscal years ending on or after December 15, 2009.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008. The FASB delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Standard classifies these inputs into the following hierarchy:

Level 1 Inputs – Quoted prices for identical instruments in active markets.
Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs – Instruments with primarily unobservable value drivers.

As of June 30, 2008, the Company had no instruments with Level 1 or Level 2 Inputs.    One note receivable meets the criteria for Level 3.   The fair value of the note approximates the carrying value of $48,672 due to the short maturity of  this instrument.   Additionally, one line of credit meets the criteria for Level 3.   The fair value of the note approximates the carrying value of $35,979 due to the short maturity of this instrument.

As of June 30, 2008, the Company did not have any other financial instruments.

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

General

We were an independent retailer of home accessories, framed art and jewelry until August 31, 2007 when we sold our remaining inventory and fixed assets due to continuing losses. We now are looking for an acquisition candidate to add value for the benefit of our shareholders. As of the date of this filing, we have had no discussions with potential acquisition candidates.

RESULTS FOR THE FISCAL QUARTER ENDED June 30, 2008

Our fiscal quarter ended on June 30, 2008.  Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE.  Since we had no operations, we had no revenue. We did have $1,079 and $2,158 of interest income for the three and six months ended June 30, 2008 from the note receivable we hold from the sale of our assets in August 2007. Revenues from our operations in the same three and six month periods of 2007 were $14,873, and $28,777.

COST OF SALES AND GROSS PROFIT: Cost of sales was $0 in the three and six months ended June 30, 2008 and were $4,871 and $11,377 for the same three and six month periods in 2007.

EXPENSES. Total expenses for the three and six months ended June 30, 2008, were $1,996 and $7,886 compared with expenses for the three and six months ended June 30, 2007 of $30,357 and $55,730, respectively of which $4,118 and $8,236 was depreciation. The decrease is related to the sale of our assets and the shutting down of operations.

NET INCOME (LOSS). Net loss for the three and six months ended June 30, 2008 was ($1,367) and ($6,552) compared to a net loss of ($20,689) and ($38,795) for the same three and six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES. The company has limited liquidity and a negative working capital since it continued to incur losses since its inception. We are in the process of seeking an acquisition candidate to add value for the benefit of our shareholders.

Employees

As of June 30, 2008, the Company had one employee, its President, who is not compensated.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the Company’s lack of working capital available to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) None.

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

By:  /s/ Denise Smith

Denise Smith, President, CFO

Date: August 13, 2008