Form 10-K/A
period 2007-12-31
Silver Pearl Enterprises, Inc.
filed 2008-09-30
CIK 1326396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File No. 333-124837

SILVER PEARL ENTERPRISES, INC.

Nevada	45-0538522
(State or Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1541 E. Interstate 30, Rockwall, Texas 75087
(PRINCIPAL EXECUTIVE OFFICES)

972 / 722-4411
(ISSUER'S TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.[ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act). Yes [X] No [ ]

As of February 25, 2008, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock was $68,520. For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of August 23, 2008, the issuer had 5,696,800 shares of common stock outstanding. Documents incorporated by reference: none Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Amendment No. 1 to the Annual Report on Form 10-K

For the Year Ended December 31, 2007

EXPLANATORY NOTE

This Form 10-K/A is being filed by Silver Pearl Enterprises, Inc., to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 that was originally filed with the Securities and Exchange Commission on March 31, 2008.

This Form 10-K/A amends and restates, pursuant to ITEM 601(b)(31) of Regulation S-B, the Exhibit 31.1, Certification of the Principal Executive Officer and Exhibit 31.2, Certification Principal Financial Officer, which adds the introductory language of paragraph 4 and the language paragraph 4(b).

In addition, as part of the 10-K/A, the Amendment also includes the report signed on behalf of the registrant by our principal executive officer, our principal financial officer and our sole director.

Except with respect to the above changes, this Amendment does not modify or update any other disclosures set forth in the Original or First Amended filing.

PART III

ITEM 13.- Exhibits and Reports on Form 8-K

(a)	Exhibits
No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.