Form 10-Q/A
period 2008-06-30
Silver Pearl Enterprises, Inc.
filed 2008-09-30
CIK 1326396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIODENDED JUNE 30, 2008

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

As of July 29, 2008, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock was $290,520. For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of July 29, 2008, the issuer had 5,696,800 shares of common stock outstanding. Documents incorporated by reference: none Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Amendment No. 1 to the Quarterly Report on Form 10-Q

For the Period Ended June 30, 2008

EXPLANATORY NOTE

This Form 10-Q/A is being filed by Silver Pearl Enterprises, Inc., to amend the Company’s Report on Form 10-Q for the period ended June 30, 2008 that was originally filed with the Securities and Exchange Commission on May 19, 2008.

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