Form 10-K/A
period 2007-12-31
Silver Pearl Enterprises, Inc.
filed 2008-10-08
CIK 1326396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2 to Form 10-K

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

As of September 30, 2008, the issuer had 5,696,800 shares of common stock outstanding. Documents incorporated by reference: none Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Amendment No. 1 to the Annual Report on Form 10-K

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

PART I.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

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

ITEM 1.                      DESCRIPTION OF BUSINESS

We were incorporated on May 4, 2004 in the State of Texas as Silver Pearl Enterprises, Inc. (herein referred to as “Silverpearl” or “the Company”) in order to sell furniture and decorating accessories for both residential and commercial uses. For the first part of the year, we purchased our furniture through companies that import directly from manufacturers in China, and some decorating items from local importers and distributors. We ceased operations at the end of August and sold our subsidiary, which held substantially all our assets.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock is currently quoted on the NASDAQ bulletin board under the symbol “SVPE.”

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

The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors” of this annual report.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

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

ITEM 10.                                EXECUTIVE COMPENSATION

Our executive officer received $-0- in 2007 and $5,100 in 2006 in compensation from the Company.

ITEM 12.	SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2007 the following persons or entities known to the Company to own 5% or more of the Company's Voting Stock:

Title/relationship to Issuer	Name of Owner	Amount owned Before offering	Percent
President, Secretary and Director	Denise D. Smith	4,000,000	70.22%
			7.02%
Shareholder	Art Xpectations, LLC	400,000

Shareholder	VMP Enterprises, LLC	360,000	6.32%

Shareholder	TriPoint Capital Advisors, LLC	480,000	8.43%

All officers, directors, and 5% shareholders as a group		5,240,000	91.99%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

None.

ITEM 13.                               Exhibits and Reports on Form 8-K

(a)	Exhibits
No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  As of the date of this Annual report, we do not have a standing Audit Committee.   The functions of the Audit Committee are currently assumed by our Board of Directors.  Additionally, we do not have a member of our Board of Directors that qualifies as an “audit committee financial expert.”  For that reason, we do not have an audit committee financial expert.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER PEARL ENTERPRISES, INC.

By:

/s/  Denise D. Smith
Denise D. Smith
Sole Member of the Board of Directors

Dated: October 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Denise D.Smith
Denise D. Smith
Sole Member of the Board of Directors

/s/  Denise D. Smith
Denise D. Smith
Chief Executive Officer

/s/ Denise D. Smith
Denise D. Smith
Chief Financial Officer

/s/  Denise D. Smith
Denise D. Smith
Chief Accounting Officer

Dated: October 8, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Silver Pearl Enterprises, Inc.
Rockwall, Texas

We have audited the accompanying balance sheet of Silver Pearl Enterprises, Inc. as of December 31, 2007 and the related statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of Silver Pearl Enterprises, Inc.’s internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Pearl Enterprises, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

March 21, 2008

SILVER PEARL ENTERPRISES, INC.
Balance Sheet
December 31, 2007

ASSETS

Current Assets
Cash and Cash Equivalents	$863
Total Current Assets	863

Other Assets
Note Receivable	47,953
Total Other Assets	47,953

TOTAL ASSETS	$48,816

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$25,334
Due to Related Parties	16,500
Revolving Line of Credit	28,202
Total Liabilities (All Current)	70,036

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized,
0 shares issued and outstanding	0
Common Stock, $.001 par value, 50,000,000 shares authorized,
5,696,800 shares issued and outstanding	5,697
Additional Paid-In Capital	555,453
Retained Earnings (Deficit)	(582,370)
Total Stockholders' Equity (Deficit)	(21,220)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,816

The accompanying notes are an integral part of these financial statements.

SILVER PEARL ENTERPRISES, INC.
Statements of Income
For the Years Ended December 31, 2007 and 2006

	2007	2006

REVENUES	$35,558	$97,738

COST OF SALES	13,781	75,548
GROSS PROFIT	21,777	22,190

OPERATING EXPENSES
Advertising	8,327	33,223
Consulting Services	0	265,000
Contract Services	5,547	9,986
Depreciation	10,981	14,160
Licenses & Fees	4,618	11,734
Office Expenses	7,311	3,876
Payroll Expenses	12,759	0
Professional Fees	11,227	0
Rent - Related Party	10,500	19,233
Other Operating Expenses	9,646	68,188
TOTAL OPERATING EXPENSES	80,916	425,400

NET OPERATING INCOME (LOSS)	(59,139)	(403,210)

OTHER INCOME (EXPENSE)
Interest Income	1,079	33
Interest Expense	(1,679)	(819)
Loss on Sale of Assets	(46,384)	0
Unrealized Loss from Marketable Securities	0	(1,969)
TOTAL OTHER INCOME (EXPENSE)	(46,984)	(2,755)

NET (LOSS) BEFORE INCOME TAXES	(106,123)	(405,965)

Provision for Income Taxes (Expense) Benefit	(70,117)	61,316

NET INCOME (LOSS)	$(176,240)	$(344,649)

Beginning Retained Earnings (Deficit)	(406,130)	(61,481)

ENDING RETAINED EARNINGS (DEFICIT)	$(582,370)	$(406,130)

EARNINGS PER SHARE

Weighted Average of Outstanding Shares	5,696,800	4,826,145
Income (Loss) for Common Stockholders	$(0.03)	$(0.07)

The accompanying notes are an integral part of these financial statements.

SILVER PEARL ENTERPRISES, INC.
Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(176,240)	$(344,649)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	10,981	14,160
Loss on Disposition of Assets	46,384	0
Decrease in Accounts Receivable	0	3,522
Decrease in Inventory	67,082	3,809
Decrease in Deposits	1,500	0
(Increase) Decrease in Deferred Tax Benefit	70,117	(61,316)
Increase in Due from Related Parties	16,500	0
(Decrease) Increase in Accounts Payable	(13,956)	29,674

Net Cash Provided (Used) by Operating Activities	22,368	(354,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Note Receivable	(47,953)	0
Disposition of Fixed Assets	(4,440)	0
Purchase of Fixed Assets	0	(32,188)
Net Cash (Used) by Investing Activities	(52,393)	(32,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock Issued for Cash	0	335,750
Increase in Line of Credit	23,801	0
Payments on Note Payable	(403)	(24,335)
Net Cash Provided by Financing Activities	23,398	311,415

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,627)	(75,573)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,490	83,063

CASH AND CASH EQUIVALENTS AT END OF YEAR	$863	$7,490

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$0	$819

The accompanying notes are an integral part of these financial statements.

SILVER PEARL ENTERPRISES, INC.
Statement of Changes in Stockholders' Equity
For the Years Ending December 31, 2007 and 2006

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Totals

2006
Beginning Stockholder's Equity	5,025,300	$5,025	$220,375	$(61,481)	$163,919

Issuance of Common Stock
for Cash	671,500	672	335,078		335,750

Net (Loss)				(344,649)	(344,649)

Stockholders' Equity at December 31, 2006	5,696,800	$5,697	$555,453	$(406,130)	$155,020

2007
Net (Loss)				(176,240)	(176,240)

Stockholders' Equity at December 31, 2007	5,696,800	$5,697	$555,453	$(582,370)	$(21,220)

The accompanying notes are an integral part of these financial statements.

Silver Pearl Enterprises, Inc.
Notes to the Financial Statements
December 31, 2007

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Silver Pearl Enterprises, Inc. (The “Company”) operates as a retailer of furniture and framed art.  The Company is located in Rockwall, Texas and was incorporated on May 4, 2004 under the laws of the State of Texas.

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

NOTE 1 – (CONTINUED)

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

NOTE 1 – (CONTINUED)

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

Silver Pearl Enterprises, Inc.
Notes to the Financial Statements
December 31, 2007

NOTE 3 – DUE TO RELATED PARTY

At December 31, 2007, the Company owed $16,500 in rent to Dynacap Holdings Ltd., LLC (“Dynacap”).     A shareholder who is also the spouse of the Company’s Chief Executive Officer, is also a member of Dynacap.

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

Silver Pearl Enterprises, Inc.
Notes to the Financial Statements
December 31, 2007

NOTE 6 – INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes.  In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.  The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2007 and 2006 are as follows:

                                  12/31/07                                12/31/06

Deferred tax assets attributable to:
  Prior years                                                                           $ 116,327                                $   8,801
  Tax benefit for current year                                                   32,864                                   61,316

Total deferred tax benefit                                                    $ 149,191                               $ 70,117

Valuation Allowance:                                                          $(149,191)                         $         0

Net Deferred Tax Asset                                                      $           0                                 $ 70,117

Components of the current provision (benefit) for taxes on income for the current year are as follows:

                  12/31/07                             12/31/06

Income tax before extraordinary item:
  Tax provision (benefit) on current year operations      $  70,117                              $(61,316)

Net provision (benefit)                                        $  70,117                              $(61,316)

The realization of deferred tax benefits is contingent upon future earnings and, as of December 31, 2007 has been fully reserved.

Silver Pearl Enterprises, Inc.
Notes to the Financial Statements
December 31, 2007

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The lease for the Company’s retail space expired in July 2007 and was not renewed.   As the Company does not have any future minimum rental obligations or any other commitments at December 31, 2007.

Rent expense was $10,500 and $19,233 for the years ended December 31, 2007 and 2006.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

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

Silver Pearl Enterprises, Inc.
Notes to the Financial Statements
December 31, 2007

NOTE 9 – RECENT ACCOUNTING PRONOUCEMENTS

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8760 on December 15, 2006.  Commencing with the Company’s Annual Report for the year ending December 31, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore in the following year the Company’s independent accounting firm has to issue an attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption.   FIN 48 is effective for the Company’s year-end 2007,  but is not  expected  to have a material  impact on our consolidated  financial  statements,  with the  possible  exception  of  certain disclosures  relative  to our net  operating loss carryovers  and the  related valuation allowance.

In 2006, the Financial Accounting Standards Board issued the following:

- SFAS No. 155: Accounting for Certain Hybrid Financial Instruments

 - SFAS No. 156: Accounting for Servicing of Financial Assets

 - SFAS No. 157: Fair Value Measurements

 - SFAS No. 158: Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

Silver Pearl Enterprises, Inc.
Notes to the Financial Statements
December 31, 2007

NOTE 9 – (CONTINUED)

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