Form 10-Q/A
period 2008-03-31
Silver Pearl Enterprises, Inc.
filed 2008-10-08
CIK 1326396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2 to Form 10-Q

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER PEARL ENTERPRISES, INC.

By:
 /s/  Denise D. Smith
Denise D. Smith
Chief Executive Officer

Dated October 8, 2008

PART III
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