Form 10-Q
period 2008-09-30
Silver Pearl Enterprises, Inc.
filed 2008-11-03
CIK 1326396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [X]   No [    ].

As of October 29, 2008, there were 5,696,800 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1	Financial Statements	3

Item 2	Management's Discussion and Analysis or Plan of Operation	15

Item 3	Controls and Procedures	16

	PART II OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	18

SILVER PEARL ENTERPRISES, INC.
 BALANCE SHEETS
As of September 30, 2008 and December 31, 2007

ASSETS
	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)

Current assets:
Cash	$1,023	$863

Other assets:
Note receivable	48,672	47,953

TOTAL ASSETS	$49,695	$48,816

LIABILITIES AND STOCKHOLDERS’EQUITY

Current liabilities
Accounts payable	$25,060	$25,334
Due to related parties	16,500	16,500
Line of credit	39,419	28,202
Total liabilities – all current	80,979	70,036

Stockholders’ deficit:
Preferred stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,696,800 shares issued and outstanding	5,697	5,697
Additional paid in capital	555,453	555,453
Accumulated deficit	(592,434)	(582,370)
Total Stockholders’ Equity	(31,284)	(21,220)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,695	$48,816

See Accompanying Notes to Financial Statements

SILVER PEARL ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended Sept 30,	Three Months Ended Sept 30,	Nine Months Ended Sept 30,	Nine Months Ended Sept 30,
	2008	2007	2008	2007

Revenue	$0	$6,780	$0	$35,558

Cost of sales	0	2,405	0	13,781

Gross profit	0	4,375	0	21,777

Operating expenses:
Depreciation	0	2,745	0	10,982
Other general and administrative	3,047	16,494	10,934	63,987
Total operating expense	3,047	19,239	10,934	74,969
(Loss) from operations	(3,047)	(14,864)	(10,934)	(53,192)

Other income/(expense):
Unrealized loss on securities	0	0	(20)	0
Loss from sale of assets	0	(44,884)		(44,884)
Interest expense	(465)	(540)	(1,268)	(1,007)
Interest income	0	0	2,158	0
Income tax expense	0	(70,117)	0	(70,117)

Net (loss)	$ (3,512)	$(130,405)	$ (10,064)	$(169,200)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	5,696,800	5,696,800	5,696,800	5,696,800

See Accompanying Notes to Financial Statements

SILVER PEARL ENTERPRISES, INC.
 STATEMENT OF STOCKHOLDERS’ EQUITY
For the periods ended December 31, 2007 and September 30, 2008
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2007	5,696,800	$5,697	$555,453	$(406,130)		$155,020

Net loss				(176,240)		(176,240)

Balance, December 31, 2007	5,696,800	$5,697	$555,453	(582,370)		(21,220)

Net loss				(10,064)		(10,064)

Balance, September 30, 2008	5,696,800	$5,697	$555,453	$ (592,434)	$	(31,284)

See accompanying notes to financial statements.

SILVER PEARL ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008		2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$	(10,064)	$(169,200)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization		0	10,982
Change in assets and liabilities:
Note receivable		(719)	(47,953)
Inventory		0	67,082
Other assets		0	70,117
Accounts payable		(274)	1,812
CASH FLOWS USED IN OPERATING ACTIVITIES		(11,057)	(67,160)

CASH FLOWS USED IN INVESTING ACTIVITIES
Sale of fixed assets		0	41,943

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit		11,217	17,727
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		11,217	17,727

NET INCREASE (DECREASE) IN CASH		160	(7,490)

Cash, beginning of period		863	7,490
Cash, end of period		$1,023	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid		$1,268	$1,007
Income taxes paid		$0	$0

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Management believes that all adjustments necessary for a fair statement of the results for the nine months ended September 30, 2008 and 2007 have been made.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in bank with original maturities of three months or less are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Inventory:

Inventory is comprised of goods purchased for resale; therefore, the Company has no raw materials or work in process.  The Company uses the specific identification and FIFO (“First In, First Out”) methods for inventory tracking and valuation.  Inventory is stated at the lower of cost or market value.    As of September 30, 2008 and December 31, 2007, the Company did not have any inventory.

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

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Notes 10 and 11 for a discussion of new accounting pronouncements.

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

The Company received a $47,953 note receivable in exchange for the assets.   The note bears interest at 9%, with ten interest only payments of $359 beginning October 15, 2007.   Beginning on July 15, 2008, principal and interest payments of $1,525 are due based upon a three year amortization.     There is no prepayment penalty.   As of September 30, 2008, the amount owed to the Company was $48,672, which includes two months of interest due.

NOTE 3 – DUE TO RELATED PARTY

As of September 30, 2008, the Company owed $16,500 in rent to Dynacap Holdings Ltd., LLC (“Dynacap”).     A shareholder who is also the spouse of the Company’s Chief Executive Officer, is also a member of Dynacap.

NOTE 4 – LINE OF CREDIT

The Company entered into an amended and restated revolving credit arrangement on March 1, 2005 with a credit limit of $50,000.   Collateral for the loan includes all of the assets and business interests, as well as all of the common stock that the Chief Executive Officer and Chief Financial Officer own (4,000,000 shares).  The loan has an interest rate of 5% per annum, compounded monthly and was due on April 1, 2007.   The note is currently payable upon demand.   Upon the occurrence of an event of default, Lender may attach and apply any profits accrued by the Company, to cure the default or to apply on account of any indebtedness under the revolving credit arrangement due and owing.  At September 30, 2008, the balance owed on the revolving credit arrangement was $39,419.

NOTE 5 – EQUITY
The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share.   These shares have full voting rights.   At October 29, 2008 there were no shares were outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At October 29, 2008, there were 5,696,800 common shares outstanding.

The Company has not paid a dividend to its shareholders.

NOTE 6 – INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes.  In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.  The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2008 and December 31, 2007 are as follows:

	9/30/08	12/31/07
Deferred tax asset attributable to:
Prior years	$149,191	$116,327
Tax benefit for current year	2,516	32,864
Total deferred tax benefit	$151,707	$149,191
Less: Valuation allowance	(151,707)	(149,191)
Net provision (benefit)	$0	$0

Components of the current provision (benefit) for taxes on income for the periods presented are as follows:

	9/30/08	12/31/07
Income tax before extraordinary item:
Tax provision (benefit) on current year operations	$2,516	$70,117
Less: Valuation allowance	(2,516)	0
Net provision (benefit)	$0	$70,117

The realization of deferred tax benefits is contingent upon future earnings and, as of September 30, 2008 and December 31, 2007 has been fully reserved.

NOTE 7 – PROPERTY AND EQUIPMENT:

The Company sold all of its fixed assets during 2007. Depreciation expense totaled $0 and $2,745 for the three months and $0 and $10,982 for the nine months ended September 30, 2008 and 2007,  respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Silver Pearl rented retail space on a three year lease that expired in July 2007. The payments were $1,500 per month with the last payment being in July.  Total rent expense was $0 and $1,500 for the three months and $0 and $10,500 for the nine months ending September 30, 2008 and September 30, 2007. The future minimum rental payments remaining are zero.

NOTE 9 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through September 30, 2008  totaling $592,434 and had negative working capital of $79,956. Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May, 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.   Based on the Company’s industry, the issuance of this guidance should not have a significant impact on the Company’s financial statements.

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

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting.  FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations.  The guidance will be effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on its results of operations and financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

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

As of September 30, 2008, the Company had no instruments with Level 1 or Level 2 Inputs.    One note receivable meets the criteria for Level 3.   The fair value of the note approximates the carrying value of $48,672 due to the short maturity of  this instrument.   Additionally, one line of credit meets the criteria for Level 3.   The fair value of the note approximates the carrying value of $39,419 due to the short maturity of this instrument.

As of September 30, 2008, the Company did not have any other financial instruments.

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

RESULTS FOR THE FISCAL QUARTER ENDED September 30, 2008

Our fiscal quarter ended on September 30, 2008.  Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE.  Since we had no operations, we had no revenue during 2008.  We did have $0 and $2,158 of interest income for the three and nine months ended September 30, 2008 from the note receivable we hold from the sale of our assets in August 2007. Revenues from our operations in the same three and nine month periods of 2007 were $6,780, and $35,558.

COST OF SALES AND GROSS PROFIT: Cost of sales was $0 and $0 for the three and nine months ended September 30, 2008 and were $2,405 and $13,781 for the same three and nine month periods in 2007.

EXPENSES. Total expenses for the three and nine months ended September 30, 2008, were $3,047 and $10,934 compared with expenses for the three and nine months ended September 30, 2007 of $19,239 and $74,969, respectively of which $4,118 and $8,236 was depreciation. The decrease is related to the sale of our assets and the shutting down of operations.

NET INCOME (LOSS). Net loss for the three and nine months ended September 30, 2008 was $3,512 and  $10,064 compared to a net loss of $130,405 and  $169,200 for the same three and nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES. The company has limited liquidity and a negative working capital since it continued to incur losses since its inception. We are in the process of seeking an acquisition candidate to add value for the benefit of our shareholders.

Employees

As of September 30, 2008, the Company had one employee, its President, who is not compensated.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q  has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended September 30, 2008, our Chief Executive and Chief Financial Officer as of September 30, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

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

Date: October 29, 2008