Form 10-K
period 2008-12-31
Silver Pearl Enterprises, Inc.
filed 2009-03-30
CIK 1326396

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ___________

SILVER PEARL ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-51750	45-0538522
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1541 E Interstate 30, Rockwall, Texas	75087
(Address of Principal Executive Offices)	(Zip Code)

 (Registrant’s telephone number, including area code): 972-722-4411

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes [   ]  No [X]

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been  subject to such filing  requirement  for the past 90days.  Yes [X]   No [    ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ].

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ X ]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [X]   No [    ].

Indicate the number of  Shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of January 31, 2009: the Registrant had 5,696,800 shares of common stock outstanding.

TABLE OF CONTENTS

PART I		3

ITEM 1	Description of Business	3
ITEM 2.	Description of Property	3
ITEM 3.	Legal Proceedings	3
ITEM 4.	Submission of Matters to a Vote of Security Holders	3

PART II		4

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholders Matters	4
ITEM 6.	Selected Financial Data	4
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	4
ITEM 8.	Financial Statements and Supplementary Data	5
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	6
ITEM 9A.	Controls and Procedures	6
ITEM 9B.	Other Information

PART III		8

ITEM 10.	Directors, Executive Officers and Corporate Government	8
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	8
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	9
ITEM 14.	Principal Accounting Fees and Services	9

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	10

EXHIBIT INDEX		10
Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Oficer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES		21

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

ITEM 1.                      DESCRIPTION OF BUSINESS

We were incorporated on May 4, 2004 in the State of Texas as Silver Pearl Enterprises, Inc. in order to sell furniture and decorating accessories for both residential and commercial uses. For the first part of the 2007, we purchased our furniture through companies that import directly from manufacturers in China, and some decorating items from local importers and distributors. We ceased operations at the end of August 2007 and sold substantially all our assets.

Sales in 2008 were $-0- compared to $35,558 in 2007. Before we ceased operations in August 2007, we sold residential and office furniture, and other decorating accessories, some of which were imported and some of which we obtained from local importers and distributors.

ITEM 2.                      DESCRIPTION OF PROPERTY

The company rented a 2,980 square foot facility on a three year lease at the rate of $1,500 per month from a company controlled by a shareholder. The lease expired in July 2007. We now share an office with the President, at no charge to the Company, since we have no operations.

ITEM  3.                      LEGAL PROCEEDINGS

The company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 29, 2008, in the annual meeting of the shareholders, the security holders elected the following director of the corporation:

Denise Smith

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock is currently quoted on the NASDAQ bulletin board under the symbol “SVPE.”

The following table sets forth the quarterly high and low bid prices for the Common Stock for 2008.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2008	High	Low
First Quarter	$0.15	$0.15
Second Quarter	$0.15	$0.15
Third Quarter	$0.15	$0.15
Fourth Quarter	$0.15	$0.15

Shareholders

As of December 31, 2008, there were approximately 99 record holders of the Common Stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.

ITEM 6                      SELECTED FINANCIAL DATA

Not required.

ITEM 7                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2008

In 2008 we had no operations since we ceased operations in August of 2007. We therefore had no sales in 2008. We are focusing on finding an acquisition candidate.

Results for the Period Ended December 31, 2008

Revenues for the twelve months ended December 31, 2008 were $-0- compared to $35,558 for the twelve months ended December 31, 2007.

Cost of goods sold were $-0- for 2008 and $13,781 for 2007, thus giving us a gross profit of $-0- for 2008 and $21,777 or 61% in 2007.

Total operating expenses for the period were $14,113 for 2008 and $80,916 for 2007. The significant decrease is due to us having no operations in 2008. However, we still had certain expenses to maintain the corporation which almost wholly relate to compliance with maintaining our listing.

Total other income was interest received on the note receivable. This note was written off at December 31, 2008 due to the uncertainty of collectability.

Total other expenses included interest expense, loss from write off of assets and our income tax benefit.

We incurred interest expense on our line of credit which was $1,768 in 2008 and $1,679 in 2007.

In 2007 we sold substantially all our assets and took a note for that sale. In 2007 we recorded a $46,384 loss on that sale. In 2008 we wrote off the note due to the uncertainty of collection and recorded a loss of $48,672.

Through December 31, 2006 we had accrued a tax deferred asset of $70,117 and in 2007 zeroed it out since it became apparent that we were not, and did not expect to be, in a position to take advantage of it. In 2008 we have not recorded and tax asset since we do not have or expect to have income to offset it.

Net loss for the twelve months ended December 31, 2008 was $61,841 compared to the loss for 2007 of $176,240.

The Company is now focused on finding an acceptable acquisition or merger candidate. As of the date of this 10-K, we have not entered into any discussions or negotiations with any company, whether formal or informal.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated in this filing are the following financial statements:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2008 and 2007

Statements of Operations for the Years Ended December 31, 2008 and December 31, 2007

Statement of Changes in Stockholders’ Equity For the Years Ended December 31, 2008 and December 31, 2007

Statements of Cash Flows For the Years Ended December 31, 2008 and December 31, 2007

Notes to the Financial Statements

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 9A.                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2008, our Chief Executive and Chief Financial Officer as of December 31, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2008.   Based on its evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective because of: 1) Our reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction; and 2) a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III.

ITEM 10.                                DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2008, the following persons or entities serve as directors and officers of the Company.

Denise D. Smith	53	Chief Executive Officer, President, Chief Financial Officer and Director

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

ITEM 11.                                EXECUTIVE COMPENSATION

Our executive officer received $-0- in 2008 and $-0- in 2007 in cash and non-cash compensation and benefits.

ITEM 12.	SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2008 the following persons are known to the Company to own 5% or more of the Company's voting stock:

Title / relationship to Issuer	Name of Owner	Amount owned before offering	Percent
President, Secretary and Director	Denise D. Smith	4,000,000	70.22%

Shareholder	Art Xpectations, LLC	400,000	7.02%

Shareholder	VMP Enterprises, LLC	360,000	6.32%

Shareholder	TriPoint Capital Advisors, LLC	480,000	8.43%

All officers, directors and 5% shareholders as a group		5,240,000	91.99%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There were no related transactions.

As of the date of this filing, there are no agreements or proposed transactions, whether direct or indirect, with anyone, but more particularly with any of the following:

A director or officer of the issuer;
Any principal security holder;
Any promoter of the issuer; or
Any relative or spouse, or relative of such spouse, of the above referenced persons.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements of the financial statements included in the registrant's Form 10-K and review of the financials included in the Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 was $9,500 and $14,000 respectively.

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

Not applicable.

ITEM 15.	EXHIBITS, FINANICAL STATEMENT SCHEDULES

(a)  None.

(b)  The company filed the following Form 8-K’s in 2008.

Form 8-K filed on January 24, 2008 to disclose the sale of its assets and the discontinuance of its operations.

(c)           Exhibits

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
Rockwall, Texas

We have audited the accompanying balance sheets of Silver Pearl Enterprises, Inc. as of December 31, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Silver Pearl Enterprises, Inc.’s internal control over financial reporting as of December 31, 2008 and 2007 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Pearl Enterprises, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has sold all of their assets, suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

February 13, 2009

SILVER PEARL ENTERPRISES, INC.
Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash and Cash Equivalents	$150	$863
Total Current Assets	150	863
Other Assets
Note Receivable	0	47,953
Total Other Assets	0	47,953

TOTAL ASSETS	$150	$48,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$25,732	$25,334
Due to Related Parties	16,500	16,500
Revolving Line of Credit	40,979	28,202
Total Liabilities (All Current)	83,211	70,036

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,696,800 and 5,696,800 shares issued and outstanding	5,697	5,697
Additional Paid-In Capital	555,453	555,453
Retained Earnings (Deficit)	(644,211)	(582,370)
Total Stockholders’ Equity (Deficit)	(83,061)	(21,220)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150	$48,816

The accompanying notes are an integral part of these financial statements.

SILVER PEARL ENTERPRISES, INC.
Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007

REVENUES	$0	$35,558
COST OF SALES	0	13,781
GROSS PROFIT	0	21,777

OPERATING EXPENSES
Depreciation	0	10,981
General and Administrative	14,113	69,935
TOTAL OPERATING EXPENSES	14,113	80,916

NET OPERATING INCOME (LOSS)	(14,113)	(59,139)

OTHER INCOME (EXPENSE)
Interest Income	2,877	1,079
Interest Expense	(1,768)	(1,679)
Unrealized Loss on Marketable Securities	(165)	0
Loss on Sale of Assets	0	(46,384)
Loss on Write Off of Note Receivable	(48,672)	0
TOTAL OTHER INCOME (EXPENSE)	(47,728)	(46,984)
NET (LOSS) BEFORE INCOME TAXES	(61,841)	(106,123)

Provision for Income Taxes (Expense) Benefit	0	(70,117)

NET INCOME (LOSS)	$(61,841)	$(176,240)

EARNINGS PER SHARE, basic and diluted

Weighted Average of Outstanding Shares	5,696,800	5,696,800
Income (Loss) for Common Stockholders	$(0.01)	$(0.03)

The accompanying notes are an integral part of these financial statements.

SILVER PEARL ENTERPRISES, INC.
Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

	Common		Additional Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders’ Equity (Deficit) at January 1, 2007	5,696,800	$5,697	$555,453	$(406,130)	$155,020

2007 Net (Loss)				(176,240)	(176,240)

Stockholders’ Equity (Deficit) at December 31, 2007	5,696,800	$5,697	$555,453	$(582,370)	$(21,220)

2008 Net (Loss)				(61,841)	(61,841)

Stockholders’ Equity (Deficit) at December 31, 2008	5,696,800	$5,697	$555,453	$(644,211)	$(83,061)

The accompanying notes are an integral part of these financial statements.

SILVER PEARL ENTERPRISES, INC.
Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(61,841)	$(176,240)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	0	10,981
Loss on Write Off Of Note Receivable	48,672	0
Loss on Disposition of Assets	0	46,384
Decrease in Inventory	0	67,082
Decrease in Deposits	0	1,500
Decrease in Deferred Tax Benefit	0	70,117
Increase in Due to Related Parties	0	16,500
(Decrease) Increase in Accounts Payable	398	(13,956)
Net Cash Provided (Used) by Operating Activities	(12,771)	22,368

CASH FLOWS USED FROM INVESTING ACTIVITIES
Acquisition of Note Receivable	0	(47,953)
Disposition of Fixed Assets	0	(4,440)
Net Cash (Used) by Investing Activities	0	(52,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line of Credit	12,777	23,801
Payments on Note Payable	(719)	(403)
Net Cash Provided by Financing Activities	12,058	23,398

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(713)	(6,627)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	863	7,490
CASH AND CASH EQUIVALENTS AT END OF YEAR	$150	$863

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Year for Interest Expense	$0	$0

The accompanying notes are an integral part of these financial statements.

SILVER PEARL ENTERPRISES, INC.
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Silver Pearl Enterprises, Inc. (the “Company”) operated as a retailer of furniture and framed art until August of 2007 when it sold its assets due to continuing losses. The Company is now looking for an acquisition candidate. The Company is located in Rockwall, Texas and was incorporated on May 4, 2004, under the laws of the State of Texas.

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

Fair Value of Financial Instruments:

In accordance with the reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS no. 107), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  At December 31, 2008, the Company did not have any financial instruments other than cash and cash equivalents.

Inventory:

Inventory is comprised of goods purchased for resale; therefore, the Company has no raw materials or work in process.  The Company uses the specific identification and FIFO (“First In, First Out”) methods for inventory tracking and valuation.  Inventory is stated at the lower of cost or market value.

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104").  Revenue will be recognized only when all of the following criteria have been met:

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

Advertising Costs

The Company incurred $0 and $0 advertising costs for the years ended December 31, 2008 and 2007, respectively.

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  There are no provisions for current taxes due to net available operating losses.

Earnings Per Share:

Earnings (loss) per share (EPS) (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, diluted earnings (loss) per share (diluted) is equal to earnings (loss) per share (basic).

Recent Accounting Pronouncements:

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

The Company received a $47,953 note receivable in exchange for the assets.   The note bears interest at 9%, with ten interest only payments of $359 beginning October 15, 2007.   Beginning on July 15, 2008, principal and interest payments of $1,525 were due based upon a three year amortization.  There is no prepayment penalty.   During 2008, the Company determined that the note was uncollectible, and was written off.  A loss of $48,672 was recognized on the write-off, which included accrued interest of $719.

NOTE 3 – DUE TO RELATED PARTY

At December 31, 2008 and 2007, the Company owed $16,500 in rent to Dynacap Holdings Ltd., LLC (“Dynacap”).  A shareholder who is also the spouse of the Company’s Chief Executive Officer, is also a member of Dynacap.

NOTE 4 – LINE OF CREDIT

The Company entered into an amended and restated revolving credit arrangement on March 1, 2005 with a credit limit of $50,000.   Collateral for the loan includes all of the assets and business interests, as well as all of the common stock that the Chief Executive Officer and Chief Financial Officer own (4,000,000 shares).  The loan has an interest rate of 5% per annum, compounded monthly and was due on April 1, 2007.   The note is currently payable upon demand.   Upon the occurrence of an event of default, Lender may attach and apply any profits accrued by the Company, to cure the default or to apply on account of any indebtedness under the revolving credit arrangement due and owing.  At December 31, 2008, the balance owed on the revolving credit arrangement was $40,979.

NOTE 5 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share.   At December 31, 2008, no shares were outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2008, there were 5,696,800 shares outstanding.

The Company does not have any stock option plans or stock warrants.

NOTE 6 – INCOME TAXES

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which supplements SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.   The Interpretation requires that the tax effects of a position be recognized only it if is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

The Company’s deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes.  In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.

The Company provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carryforwards, because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.   The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of  December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets attributable to:
Prior years	$149,191	$116,327
Tax benefit (liability) for current year	15,460	32,864
Total Deferred Tax Benefit	$164,651	$149,191
Valuation Allowance	(164,651)	(149,191)
Net Deferred Tax Benefit	$0	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2008.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The lease for the Company’s retail space expired in July 2007 and was not renewed.   The Company does not have any future minimum rental obligations or any other commitments as of December 31, 2008.

Rent expense was $0 and $10,500 for the years ended December 31, 2008 and 2007.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through December 31, 2008 totaling $644,211 and had negative working capital of $83,061.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations.

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

SILVER PEARL ENTERPRISES, INC.

By:   /s/  Denise D. Smith
Denise D. Smith
Chief Executive Officer and Chief Financial Officer

Dated:   March 23, 2009