Form 10-Q
period 2009-03-31
Silver Pearl Enterprises, Inc.
filed 2009-05-07
CIK 1326396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of April 20, 2009, there were 5,696,800 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1	Financial Statements	3

Item 2	Management's Discussion and Analysis or Plan of Operation	11

Item 3	Controls and Procedures	12

	PART II OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	13

SILVER PEARL ENTERPRISES, INC.
 BALANCE SHEETS
As of March 31, 2009 and December 31, 2008

ASSETS
	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)

Current assets:
Cash and cash equivalents	$146	$150

TOTAL ASSETS	$146	$150

LIABILITIES AND STOCKHOLDERS’EQUITY

Current liabilities:
Accounts payable	$25,870	$25,732
Due to related parties	16,500	16,500
Revolving line of credit	46,861	40,979
Total liabilities – all current	89,231	83,211

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized 5,696,800 and 5,696,800 shares issued and outstanding	5,697	5,697
Additional paid in capital	555,453	555,453
Retained earnings (deficit)	(650,235)	(644,211)
Total Stockholders’ Equity (Deficit)	(89,085)	(83,061)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146	$150

See Accompanying Notes to Financial Statements

SILVER PEARL ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008

Revenue	$0	$0

Operating expenses:
General and administrative	5,508	5,890
Total operating expenses	5,508	5,890
(Loss) from operations	(5,508)	(5,890)

Other income/(expense):
Unrealized gain on securities	8	0
Interest expense	(522)	(374)
Interest income	0	1,079

Net (loss)	$ (6,022)	$(5,185)

Earnings per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	5,696,800	5,696,800

See Accompanying Notes to Financial Statements

SILVER PEARL ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$	(6,022)	$(5,185)
Adjustments to reconcile net deficit to cash used by operating activities:
Change in assets and liabilities:
Increase in accounts payable		138	2,086
CASH FLOWS USED IN OPERATING ACTIVITIES		(5,886)	(3,099)

CASH FLOWS USED IN INVESTING ACTIVITIES		0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit		5,882	4,166
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		5,882	4,166

NET INCREASE (DECREASE) IN CASH		(4)	1,067

Cash, beginning of period		150	863
Cash, end of period		$146	$1,930

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid		$522	$374
Income taxes paid		$0	$0

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

Management believes that all adjustments necessary for a fair statement of the results for the three months ended March 31, 2009 and 2008 have been made.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in bank with original maturities of three months or less are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Disclosures About Fair Value of Financial Instruments” (SFAS no. 157), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  At March 31, 2009, the Company did not have any financial instruments other than cash and cash equivalents.

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

The Company received a $47,953 note receivable in exchange for the assets.   The note bears interest at 9%, with ten interest only payments of $359 beginning October 15, 2007.   Beginning on July 15, 2008, principal and interest payments of $1,525 were due based upon a three year amortization.     There was no prepayment penalty.   During 2008, it was determined that the note was uncollectible and it was written off.

NOTE 3 – DUE TO RELATED PARTY

As of March 31, 2009, the Company owed $16,500 in rent to Dynacap Holdings Ltd., LLC (“Dynacap”).     A shareholder who is also the spouse of the Company’s Chief Executive Officer, is also a member of Dynacap.

NOTE 4 – LINE OF CREDIT

The Company entered into an amended and restated revolving credit arrangement on March 1, 2005 with a credit limit of $50,000. Collateral for the loan includes all of the assets and business interests, as well as all of the common stock that the Chief Executive Officer and Chief Financial Officer own (4,000,000 shares).  The loan has an interest rate of 5% per annum, compounded monthly and was due on April 1, 2007.   The note is currently payable upon demand.   Upon the occurrence of an event of default, Lender may attach and apply any profits accrued by the Company, to cure the default or to apply on account of any indebtedness under the revolving credit arrangement due and owing.  At March 31, 2009, the balance owed on the revolving credit arrangement was $46,861.

NOTE 5 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share.   These shares have full voting rights.   At April 20, 2009 there were no shares were outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At April 20, 2009, there were 5,696,800 common shares outstanding.

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

The Company provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carryforwards, because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.   The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of  March 31, 2009 and December 31, 2008 are as follows:

	2009	2008
Deferred tax assets attributable to:
Prior years	$164,651	$149,191
Tax benefit (liability) for current year	1,506	15,460
Total Deferred Tax Benefit	$166,157	$164,651
Valuation Allowance	(166,157)	(164,651)
Net Deferred Tax Benefit	$0	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2009.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through March 31, 2009  totaling $650,235 and had negative working capital of $89,085. Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations.

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

RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2009

Our first fiscal quarter ended on March 31, 2009.

REVENUE.  We had no operations and, accordingly, no revenue in the three months ended March 31, 2009 and three months ended March 31,  2008.

EXPENSES. Total expenses for the three months ended March 31, 2009 and 2008 were $5,508 and $5,890 respectively which were the expenses we incurred for audit and regulatory filing expenses.

OTHER INCOME (EXPENSE)
We did have $1,079 of interest income for the three months ended March 31, 2008 from the note receivable we held from the sale of our assets in August 2007. This note was written off in December 2008 and we therefore had no interest income after the note was written off.

We had interest expense on our line of credit of $522 and $374 for the three months ended March 31, 2009 and 2008 respectively.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2009 and 2008 was $6,022 and  $5,185 respectively.

LIQUIDITY AND CAPITAL RESOURCES. The company has limited liquidity and a negative working capital since it continued to incur losses since its inception. We are in the process of seeking an acquisition candidate to add value for the benefit of our shareholders.

Employees

As of March 31, 2009, the Company had one employee, its President, who is not compensated.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q  has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2009, our Chief Executive and Chief Financial Officer as of March 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: May 4, 2009