Form 10-Q
period 2009-06-30
Silver Pearl Enterprises, Inc.
filed 2009-08-12
CIK 1326396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 6, 2009, there were 5,696,800 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1	Financial Statements	3

Item 2	Management's Discussion and Analysis or Plan of Operation	11

Item 3	Controls and Procedures	12

	PART II OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	13

SILVER PEARL ENTERPRISES, INC. BALANCE SHEETS As of June 30, 2009 and December 31, 2008

ASSETS
	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)

Current assets:
Cash and cash equivalents	$325	$150

TOTAL ASSETS	$325	$150

LIABILITIES AND STOCKHOLDERS’EQUITY

Current liabilities:
Accounts payable	$25,424	$25,732
Due to related parties	16,500	16,500
Revolving line of credit	49,822	40,979
Total liabilities – all current	91,746	83,211

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized 5,696,800 and 5,696,800 shares issued and outstanding	5,697	5,697
Additional paid in capital	555,453	555,453
Retained earnings (deficit)	(652,571)	(644,211)
Total Stockholders’ Equity (Deficit)	(91,421)	(83,061)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$325	$150

See Accompanying Notes to Financial Statements

SILVER PEARL ENTERPRISES, INC. STATEMENTS OF OPERATIONS For the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$0	$0	$0	$0

Cost of sales	0	0	0	0

Gross profit	0	0	0	0

Operating expenses:
General and administrative	1,902	1,996	7,411	7,886
Total operating expense	1,902	1,996	7,411	7,886
(Loss) from operations	(1,902)	(1,996)	(7,411)	(7,886)

Other(expense):
Unrealized gain (loss) on securities	151	(20)	160	(20)
Interest expense	(586)	(430)	(1,109)	(804)
Interest income	0	1,079	0	2,158

Net (loss)	$ (2,337)	$ (1,367)	$ (8,360)	$ (6,552)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	5,696,800	5,696,800	5,696,800	5,696,800

See Accompanying Notes to Financial Statements

SILVER PEARL ENTERPRISES, INC. STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2009 and 2008 (Unaudited)

	2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$	(8,360)	$(6,552)
Adjustments to reconcile net deficit to cash used by operating activities:
Change in assets and liabilities:
Note receivable		0	(719)
Accounts payable		(308)	(58)
CASH FLOWS USED IN OPERATING ACTIVITIES		(8,668)	(7,329)

CASH FLOWS USED IN INVESTING ACTIVITIES		0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit		8,843	7,777
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		8,843	7,777

NET INCREASE IN CASH		175	448

Cash, beginning of period		150	863
Cash, end of period		$325	$1,311

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid		$1,109	$804
Income taxes paid		$0	$0

See Accompanying Notes to Financial Statements

SILVER PEARL ENTERPRISES, INC. NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Silver Pearl Enterprises, Inc. (The “Company”) operated as a retailer of furniture and framed art.  The Company is located in Rockwall, Texas and was incorporated on August 6, 2004 under the laws of the State of Texas.

The Company redomiciled to Nevada effective February 28, 2007, upon which 20,000,000 shares of preferred stock with a par value of $.001 were authorized.  In addition, the Company increased its authorized common shares to 50,000,000 with a par value of $.001.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Management believes that all adjustments necessary for a fair statement of the results for the three and six months ended June 30, 2009 and 2008 have been made.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in bank with original maturities of three months or less are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Disclosures About Fair Value of Financial Instruments” (SFAS no. 157), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  At June 30, 2009, the Company did not have any financial instruments other than cash and cash equivalents.

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

NOTE 3 – DUE TO RELATED PARTY

As of June 30, 2009, the Company owed $16,500 in rent to Dynacap Holdings Ltd., LLC (“Dynacap”).     A shareholder who is also the spouse of the Company’s Chief Executive Officer, is also a member of Dynacap.

NOTE 4 – LINE OF CREDIT

The Company entered into an amended and restated revolving credit arrangement on March 1, 2005 with a credit limit of $50,000. Collateral for the loan includes all of the assets and business interests, as well as all of the common stock that the Chief Executive Officer and Chief Financial Officer own (4,000,000 shares).  The loan has an interest rate of 5% per annum, compounded monthly and was due on April 1, 2007.   The note is currently payable upon demand.   Upon the occurrence of an event of default, Lender may attach and apply any profits accrued by the Company, to cure the default or to apply on account of any indebtedness under the revolving credit arrangement due and owing.  At June 30, 2009, the balance owed on the revolving credit arrangement was $49,822.

NOTE 5 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share.   These shares have full voting rights.   At August 10, 2009 there were no shares were outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At August 10, 2009, there were 5,696,800 common shares outstanding.

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

The Company provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carryforwards, because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.   The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of  June 30, 2009 and December 31, 2008 are as follows:

	2009	2008
Deferred tax assets attributable to:
Prior years	$164,651	$149,191
Tax benefit (liability) for current year	2,090	15,460
Total Deferred Tax Benefit	$166,741	$164,651
Valuation Allowance	(166,741)	(164,651)
Net Deferred Tax Benefit	$0	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2009.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued the following guidance;

SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140"

SFAS No. 167:  "Accounting for Transfers of Financial Assets"

FSP No. FAS 107-1 and APB 28-1:   Interim Disclosures about Fair Value of Financial Instruments.

FSP No. FAS 115-2 and FAS 124-2:    Recognition and Presentation of Other-Than-Temporary Impairments.

FSP No. FAS 157-4:   Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.

Management has reviewed these new standards and believe that they will have no material impact on the financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009.   In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through August 12, 2009, which is the date the financial statements were issued.    No reportable subsequent events were noted.

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS 168”), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168.   Therefore, beginning with the 10Q filing for September 30, 2009, all references made by the Company to GAAP in the consolidated financial statements will be the new codification numbering system.  The Codification does not change or alter existing GAAP and therefore, is not expected to have any impact on the Company’s consolidated financial statements.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2009  totaling $652,572 and had negative working capital of $91,422. Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations.

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

RESULTS FOR THE FISCAL QUARTER ENDED June 30, 2009

Our second fiscal quarter ended on June 30, 2009.

REVENUE.  We had no operations and, accordingly, no revenue in the three or six months ended June 30, 2009 and three months ended June 30,  2008.

EXPENSES. Total expenses for the three months ended June 30, 2009 and 2008 were $1,902 and $1,996, respectively. Total expenses for the six months ended June 30, 2009 and 2008 were $7,411 and $7,886, respectively. All  expenses we incurred were for audit and regulatory filing expenses.

OTHER INCOME (EXPENSE)
We had no interest income for the three or six months ended June 30, 2009 but did have $1,079 of interest income for the three months ended June 30, 2008 and $2,158 for the six months ended June 30, 2008 from the note receivable we held from the sale of our assets in August 2007. This note was written off in December 2008 and we therefore had no interest income after the note was written off.

We had interest expense on our line of credit of $586 and $430 for the three months ended June 30, 2009 and 2008, respectively, and $1,109 and $804 for the six months ended June 30, 2009 and 2008 respectively.

NET INCOME (LOSS). Net loss for the three months ended June 30, 2009 and 2008 was $2,337 and  $1,367, respectively. Net loss for the six months ended June 30, 2009 and 2008 was $8,360 and  $6,552, respectively.

LIQUIDITY AND CAPITAL RESOURCES. The company has limited liquidity and a negative working capital since it continued to incur losses since its inception. We are in the process of seeking an acquisition candidate to add value for the benefit of our shareholders.

Employees

As of June 30, 2009, the Company had one employee, its President, who is not compensated.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q  has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2009, our Chief Executive and Chief Financial Officer as of June 30, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: August 12, 2009