Form 10-Q
period 2009-09-30
Silver Pearl Enterprises, Inc.
filed 2009-11-04
CIK 1326396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, there were 5,696,800 shares of Common Stock of the issuer outstanding.

	TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1	Financial Statements	3

Item 2	Management's Discussion and Analysis or Plan of Operation	12

Item 3	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4	Controls and Procedures	13

	PART II OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	14

SILVER PEARL ENTERPRISES, INC.
 BALANCE SHEETS
As of September 30, 2009 and December 31, 2008

ASSETS
	Sept 30, 2009 (Unaudited)	December 31, 2008 (Audited)

Current assets:
Cash and cash equivalents	$408	$150

TOTAL ASSETS	$408	$150

LIABILITIES AND STOCKHOLDERS’EQUITY

Current liabilities:
Accounts payable	$25,152	$25,732
Due to related parties	16,500	16,500
Revolving line of credit	52,746	40,979
Total liabilities – all current	94,398	83,211

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized 5,696,800 and 5,696,800 shares issued and outstanding	5,697	5,697
Additional paid in capital	555,453	555,453
Retained earnings (deficit)	(655,140)	(644,211)
Total Stockholders’ Equity (Deficit)	(93,990)	(83,061)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$408	$150

See Accompanying Notes to Financial Statements

SILVER PEARL ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended Sept 30,	Three Months Ended Sept 30,	Nine Months Ended Sept 30,	Nine Months Ended Sept 30,
	2009	2008	2009	2008

Revenue	$0	$0	$0	$0

Cost of sales	0	0	0	0

Gross profit	0	0	0	0

Operating expenses:
General and administrative	2,014	3,047	9,425	10,934
Total operating expense	2,014	3,047	9,425	10,934
(Loss) from operations	(2,014)	(3,047)	(9,425)	(10,934)

Other (expense):
Unrealized gain (loss) on securities	95	0	254	(20)
Interest expense	(650)	(430)	(1,758)	(1,268)
Interest income	0	0	0	2,158

Net (loss)	$ (2,569)	$ (3,512)	$ (10,929)	$(10,064)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	5,696,800	5,696,800	5,696,800	5,696,800

See Accompanying Notes to Financial Statements

SILVER PEARL ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,929)	$(10,064)
Adjustments to reconcile net deficit to cash used by operating activities:
Change in assets and liabilities:
Note receivable	0	(719)
Accounts payable	(580)	(274)
CASH FLOWS USED IN OPERATING ACTIVITIES	(11,510)	(11,057)

CASH FLOWS USED IN INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit	11,767	11,217
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	11,768	11,217

NET INCREASE IN CASH	258	160

Cash, beginning of period	150	863
Cash, end of period	$408	$1,023

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,758	$1,268
Income taxes paid	$0	$0

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

Management believes that all adjustments necessary for a fair statement of the results for the three and nine months ended September 30, 2009 and 2008 have been made.

FASB Accounting Standards Codification:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). This new guidance created the FASB Accounting Standards Codification (“Codification”).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its quarter ended September 30, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in bank with original maturities of three months or less are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC (Accounting Standards Codification) 820, “Fair Value Measurements” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, “Disclosures About Fair Value of Financial Instruments”), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  At September 30, 2009, the Company did not have any financial instruments other than cash and cash equivalents.

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

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with ASC 605-15 “Revenue Recognition”, (formerly Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements”).   Revenue will be recognized only when all of the following criteria have been met:

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

NOTE 3 – DUE TO RELATED PARTY

As of September 30, 2009, the Company owed $16,500 in rent to Dynacap Holdings Ltd., LLC (“Dynacap”).     A shareholder who is also the spouse of the Company’s Chief Executive Officer, is also a member of Dynacap.

NOTE 4 – LINE OF CREDIT

The Company entered into an amended and restated revolving credit arrangement on March 1, 2005 with a credit limit of $50,000, which was increased on September 30, 2009 to $60,000. Collateral for the loan includes all of the assets and business interests, as well as all of the common stock that the Chief Executive Officer and Chief Financial Officer own (4,000,000 shares).  The loan has an interest rate of 5% per annum, compounded monthly and was due on April 1, 2007.   The note is currently payable upon demand.   Upon the occurrence of an event of default, Lender may attach and apply any profits accrued by the Company, to cure the default or to apply on account of any indebtedness under the revolving credit arrangement due and owing.  At September 30, 2009, the balance owed on the revolving credit arrangement was $52,747.

NOTE 5 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share.   These shares have full voting rights.   At October 30, 2009 there were no shares were outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At October 30, 2009, there were 5,696,800 common shares outstanding.

The Company has not paid a dividend to its shareholders.

NOTE 6 – INCOME TAXES

The Company has adopted ASC 740-10 “Income Taxes”, (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which supplemented SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”)), by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.   The Interpretation requires that the tax effects of a position be recognized only it if is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

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

The Company provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carryforwards, because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.   The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of  September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Deferred tax assets attributable to:
Prior years	$164,651	$149,191
Tax benefit (liability) for current year	2,732	15,460
Total Deferred Tax Benefit	$167,383	$164,651
Valuation Allowance	(167,383)	(164,651)
Net Deferred Tax Benefit	$0	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2009.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued the following guidance;

SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140", which will be integrated into the ASC upon  the effective date, which is for the first annual or quarterly period after November 15, 2009.

SFAS No. 167:  "Accounting for Transfers of Financial Assets", which will be integrated into the ASC upon the effective date, which is for the first annual or quarterly period after November 15, 2009.

 FSP No. FAS 107-1 and APB 28-1:  “Interim Disclosures about Fair Value of Financial Instruments”, which was codified into ASC 825.

FSP No. FAS 115-2 and FAS 124-2:  “Recognition and Presentation of Other-Than-Temporary Impairments”, which was codified into ASC 320-10-65-4.

FSP No. FAS 157-4:   “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which was codified into ASC 820-10-65-4.

Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through September 30, 2009 totaling $655,140 and had negative working capital of $93,991. Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations.

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

NOTE 9 - SUBSEQUENT EVENTS

The FASB issued ASC 855-10 “Subsequent Events”,  (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through October 29, 2009, which is the date the financial statements were issued.    No reportable subsequent events were noted.

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

RESULTS FOR THE FISCAL QUARTER ENDED September 30, 2009

Our third fiscal quarter ended on September 30, 2009.

REVENUE.  We had no operations and, accordingly, no revenue in the three or nine months ended September 30, 2009 and three months ended September 30, 2008.

EXPENSES. Total expenses for the three months ended September 30, 2009 and 2008 were $2,014 and $3,047, respectively. Total expenses for the nine months ended September 30, 2009 and 2008 were $9,425 and $10,934, respectively.   All expenses we incurred were for audit and regulatory filing expenses and miscellaneous operating expenses.

OTHER INCOME (EXPENSE).   We had no interest income for the three or nine months ended September 30, 2009 or for the three months ended September 30, 2008 and $2,158 for the nine months ended September 30, 2008 from the note receivable we held from the sale of our assets in August 2007. This note was written off in December 2008 and we therefore had no interest income after the note was written off.

We had interest expense on our line of credit of $650 and $465 for the three months ended September 30, 2009 and 2008, respectively, and $1,758 and $1,268 for the nine months ended September 30, 2009 and 2008 respectively.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2009 and 2008 was $2,569 and  $3,512, respectively. Net loss for the nine months ended September 30, 2009 and 2008 was $10,929 and  $10,064, respectively.

LIQUIDITY AND CAPITAL RESOURCES. The company has limited liquidity and a negative working capital since it continued to incur losses since its inception. We are in the process of seeking an acquisition candidate to add value for the benefit of our shareholders.

Employees

As of September 30, 2009, the Company had one employee, its President, who is not compensated.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

               Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2009, our Chief Executive and Chief Financial Officer as of September 30, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: October 30, 2009