Form 10-K
period 2009-12-31
Silver Pearl Enterprises, Inc.
filed 2010-03-03
CIK 1326396

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate the number of  Shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of February 26, 2010, the Registrant had 5,696,800 shares of common stock outstanding.

TABLE OF CONTENTS

PART I

ITEM 1	Description of Business
ITEM 2.	Description of Property
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholders Matters
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
ITEM 8.	Financial Statements and Supplementary Data
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A.	Controls and Procedures
ITEM 9B.	Other Information

PART III

ITEM 10.	Directors, Executive Officers and Corporate Government
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
ITEM 14.	Principal Accounting Fees and Services

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

EXHIBIT INDEX
Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

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

Sales in 2008 and 2009 were $0 and $0, respectively.

ITEM 2.	DESCRIPTION OF PROPERTY

We share an office with the President, at no charge to the Company, since we have no operations.

ITEM 3.	LEGAL PROCEEDINGS

The company is not involved in any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS’ MATTERS

The common stock is currently quoted on the NASDAQ bulletin board under the symbol “SVPE.”

The following table sets forth the quarterly high and low bid prices for the Common Stock for 2009.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2009	High	Low
First Quarter	$0.15	$0.15
Second Quarter	$0.15	$0.15
Third Quarter	$0.15	$0.15
Fourth Quarter	$0.15	$0.15

Shareholders

As of December 31, 2009, there were approximately 89 record holders of the Common Stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.

ITEM 6	SELECTED FINANCIAL DATA

Not required.

ITEM 7	MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE SUMMARY

The Company sold its operating assets in 2007 and did not generative any revenue in 2009 or 2008.   We are currently focused on finding an acquisition candidate.   The Company’s operating expenses relate primarily to compliance with maintaining our listing.

SUMMARY OF 2009

In 2009 and in 2008, we were focused on finding an acquisition candidate.

Results for the Period Ended December 31, 2009

Revenues for the twelve months ended December 31, 2009 were $-0- compared to $-0- for the twelve months ended December 31, 2008.

Cost of goods sold were $-0- for 2009 and $-0- for 2008, thus giving us a gross profit of $-0- for both 2009 and 2008.

Total operating expenses for the period were $15,492 for 2009 and $14,113 for 2008.  The expenses were to maintain the corporation which almost wholly relates to audits and compliance with maintaining our listing.

Total other income/expense included interest expense, loss from write off of note receivable, dividend income and interest income.

We incurred interest expense on our line of credit which was $2,473 in 2009 and $1,768 in 2008.

In 2007 we sold substantially all our assets and took a note for that sale. In 2007 we recorded a $46,384 loss on that sale. In 2008,  we wrote off the note due to the uncertainty of collection and recorded a loss on the write off of $48,672.

Net loss for the twelve months ended December 31, 2009 was $17,652 compared to the loss for 2008 of $61,841. The loss in 2008 included the write off of the note receivable of $48,672.

The Company is now focused on finding an acceptable acquisition or merger candidate. As of the date of this 10-K, we have not entered into any discussions or negotiations with any company, whether formal or informal.

Future Financial Condition

As discussed above in the Executive Overview the Company is seeking merger candidates, as the Company has sold all of its operating assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated in this filing are the following financial statements:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2009 and 2008

Statements of Operations for the Years Ended December 31, 2009 and 2008

Statement of Changes in Stockholders’ Equity For the Years Ended December 31, 2009 and 2008

Statements of Cash Flows For the Years Ended December 31, 2009 and 2008

Notes to the Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2009, our Chief Executive and Chief Financial Officer as of December 31, 2009 and as of the date of this report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2009.   Based on its evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective because of: 1) Our reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction; and 2) a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of December 31, 2009, the following persons or entities serve as directors and officers of the Company.

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

Our executive officer received $-0- in 2009 and $-0- in 2008 in cash and non-cash compensation and benefits.

ITEM 12.	SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2009 the following persons are known to the Company to own 5% or more of the Company's voting stock:

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

There were no related transactions, with the exception of amounts owed to entities controlled by the Company’s spouse, as discussed in Notes 3 and 4 in our audited financial statements.

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

(1)  AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements of the financial statements included in the registrant's Form 10-K and review of the financials included in the Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 was $11,075 and $9,500 respectively.

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

(a)   None.

(b)  The company filed the following Form 8-K’s in 2009.

None.

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
Rockwall, Texas

We have audited the accompanying balance sheets of Silver Pearl Enterprises, Inc. as of December 31, 2009 and 2008,  and the related statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Silver Pearl Enterprises, Inc.’s internal control over financial reporting as of December 31, 2009 and 2008 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Pearl Enterprises, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  The Hall Group
The Hall Group, CPAs
Dallas, Texas

February 24, 2010

SILVER PEARL ENTERPRISES, INC. Balance Sheets December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$454	$150
Total Current Assets	454	150

TOTAL ASSETS	$454	$150

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$25,950	$25,732
Due to Related Parties	16,500	16,500
Revolving Line of Credit – Related Party	0	40,979
Total Current Liabilities	42,450	83,211

Long Term Liabilities
Revolving Line of Credit – Related Party	58,717	0
Total Long Term Liabilities	58,717	0

Total Liabilities	$101,167	$83,211

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,696,800 and 5,696,800 shares issued and outstanding	5,697	5,697
Additional Paid-In Capital	555,453	555,453
Retained Earnings (Deficit)	(661,863)	(644,211)
Total Stockholders’ Equity (Deficit)	(100,713)	(83,061)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$454	$150

The accompanying notes are an integral part of these financial statements.

SILVER PEARL ENTERPRISES, INC. Statements of Operations For the Years Ended December 31, 2009 and 2008

	2009	2008

REVENUES	$0	$0
COST OF SALES	0	0
GROSS PROFIT	0	0

OPERATING EXPENSES
General and Administrative	15,492	14,113
TOTAL OPERATING EXPENSES	15,492	14,113

NET OPERATING INCOME (LOSS)	(15,492)	(14,113)

OTHER INCOME (EXPENSE)
Interest Income	0	2,877
Dividend Income	8	0
Interest Expense	(2,473)	(1,768)
Unrealized Gain (Loss) on Marketable Securities	305	(165)
Loss on Write-Off of Note Receivable	0	(48,672)

TOTAL OTHER INCOME (EXPENSE)	(2,160)	(47,728)
NET INCOME (LOSS) BEFORE INCOME TAXES	(17,652)	(61,841)

Provision for Income Taxes (Expense) Benefit	0	0

NET INCOME (LOSS)	$(17,652)	$(61,841)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	5,696,800	5,696,800
Income (Loss) for Common Stockholders	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

SILVER PEARL ENTERPRISES, INC. Statement of Changes in Stockholders’ Equity For the Years Ended December 31, 2009 and 2008

	Common		Additional Paid-In	Retained Earnigns
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders’ Equity (Deficit) at January 1, 2008	5,696,800	$5,697	$555,453	$(582,370)	$(21,220)

2008 Net Loss				(61,841)	(61,841)

Stockholders’ Equity (Deficit) at December 31, 2008	5,696,800	5,697	555,453	(644,211)	(83,061)

2009 Net Loss				(17,652)	(17,652)

Stockholders’ Equity (Deficit) at December 31, 2009	5,696,800	$5,697	$555,453	$(661,863)	$(100,713)

The accompanying notes are an integral part of these financial statements.

SILVER PEARL ENTERPRISES, INC. Statements of Cash Flows For the Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(17,652)	$(61,841)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on Write-Off of Note Receivable	0	48,672
(Decrease) Increase in Accounts Payable	218	398
Net Cash (Used) by Operating Activities	(17,434)	(12,771)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Net Cash Provided by (Used) in Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line of Credit	17,738	12,777
Payments on Note Payable	0	(719)
Net Cash Provided by Financing Activities	17,738	12,058

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	304	(713)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	150	863
CASH AND CASH EQUIVALENTS AT END OF YEAR	$454	$150

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Year for Interest Expense	$0	$0

The accompanying notes are an integral part of these financial statements.

SILVER PEARL ENTERPRISES, INC. Notes to the Financial Statements December 31, 2009 and 2008

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization

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

Significant Accounting Policies

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

FASB Accounting Standards Codification

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

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank with original maturities of three months or less are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Fair Value of Financial Instruments

In accordance with the reporting requirements of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, “Disclosures About Fair Value of Financial Instruments”), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. At December 31, 2009, the Company did not have any financial instruments other than cash and cash equivalents.

Inventory

Inventory was comprised of goods purchased for resale; therefore, the Company had no raw materials or work in process.  The Company uses the specific identification and FIFO (“First In, First Out”) methods for inventory tracking and valuation.  Inventory is stated at the lower of cost or market value.

Revenue Recognition

The Company recognizes revenue from the sale of products in accordance with ASC 605-15 “Revenue Recognition”, (formerly Staff Accounting Bulletin No. 104 (“SAB 104”), "Revenue Recognition in Financial Statements”).   Revenue will be recognized only when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists;
●	Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
●	The price is fixed and determinable; and
●	Collectability is reasonably assured.

All inventory is picked up by the customer or shipped to customers FOB shipping point.  The risk of loss transfers to the customer at the time of pick up or shipment.  Currently all revenue is generated from the sale of products and no revenue is earned from services rendered.

Revenue is recorded net any of sales taxes charged to customers.

Cost of Goods Sold

Cost of Goods Sold includes direct material costs and incoming and outgoing freight.

Advertising Costs

The Company incurred $0 and $0 advertising costs for the years ended December 31, 2009 and 2008, respectively.

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

Income Taxes

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  There are no provisions for current taxes due to net available operating losses.

Earnings Per Share

Earnings (loss) per share (EPS) (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, diluted earnings (loss) per share (diluted) is equal to earnings (loss) per share (basic).

Recent Accounting Pronouncements

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

The Company received a $47,953 note receivable in exchange for the assets. During 2008, the Company determined that the note was uncollectible, and was written off.  A loss of $48,672 was recognized on the write-off, which included accrued interest of $719. Interest income of $2,877 was recognized in 2008 before the note was written off.

NOTE 3 – DUE TO RELATED PARTY

At December 31, 2009 and 2008, the Company owed $16,500 in rent to Dynacap Holdings Ltd., LLC (“Dynacap”).  A shareholder who is also the spouse of the Company’s Chief Executive Officer, is also a member of Dynacap.

The Company’s Line of Credit is held by an entity controlled by the Chief Executive Officer’s spouse.

NOTE 4 – LINE OF CREDIT-RELATED PARTY

The Company entered into an amended and restated revolving credit arrangement on March 1, 2005 with a credit limit of $50,000, which was payable on demand.  The line of credit was extended by an entity that is controlled by the CEO’s spouse.   In 2009, the credit limit was increased to $75,000 and is now due on April 1, 2011.   Collateral for the loan includes all of the assets and business interests, as well as all of the common stock that the Chief Executive Officer and Chief Financial Officer own (4,000,000 shares).  The loan has an interest rate of 5% per annum.  Upon the occurrence of an event of default, Lender may attach and apply any profits accrued by the Company, to cure the default or to apply on account of any indebtedness under the revolving credit arrangement due and owing.  At December 31, 2009, the balance owed on the revolving credit arrangement was $58,717, of which $2,473 is interest accrued during the year ended December 31, 2009.

NOTE 5 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share.   At December 31, 2009, no shares were outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2009, there were 5,696,800 shares outstanding.

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

The Company provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carryforwards, because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.   The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of  December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets attributable to:
Prior years	$164,651	$149,191
Tax benefit (liability) for current year	4,413	15,460
Total Deferred Tax Benefit	$169,064	$164,651
Valuation Allowance	(169,064)	(164,651)
Net Deferred Tax Benefit	$0	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2009.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The lease for the Company’s retail space expired in July 2007 and was not renewed.   The Company does not have any future minimum rental obligations or any other commitments as of December 31, 2009.

Rent expense was $0 for both years ended December 31, 2009 and 2008.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through December 31, 2009 totaling $661,863 and had negative working capital of $100,714.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations.

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued the following guidance:

 SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140", which was codified into ASC 860, which be effective for the Company as of January 1, 2010.

SFAS No. 167:  "Accounting for Transfers of Financial Assets", which was codified into ASC 810-10, which will be effective for the Company as of January 1, 2010.

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

Management has reviewed these new standards and believes they will have no material impact on the financial statements of the Company.

NOTE 10 – SUBSEQUENT EVENTS

The FASB issued ASC 855-10 “Subsequent Events”,  (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 2, 2010, which is the date the financial statements were issued.    No reportable subsequent events were noted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

SILVER PEARL ENTERPRISES, INC.

By:	/s/ Denise D. Smith
Denise D.Smith
Chief Executive Officer and Chief Financial Officer

Dated: March 3, 2010