Form 10-Q
period 2010-03-31
Silver Pearl Enterprises, Inc.
filed 2010-04-19
CIK 1326396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 14, 2010, there were 5,696,800 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1	Financial Statements	3

Item 2	Management's Discussion and Analysis or Plan of Operation	12

Item 3	Controls and Procedures	13

	PART II OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	14

SILVER PEARL ENTERPRISES, INC.
 BALANCE SHEETS
As of March 31, 2010 and December 31, 2009

ASSETS
	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)

Current Assets:
Cash and Cash Equivalents	$383	$454

TOTAL ASSETS	$383	$454

LIABILITIES AND STOCKHOLDERS’EQUITY

Current Liabilities:
Accounts Payable	$25,900	$25,950
Due to Related Parties	16,500	16,500
Total Current Liabilities	42,400	42,450

Long Term Liabilities:
Revolving Line-of-Credit – Related Party	63,445	58,717
Total Long Term Liabilities	63,445	58,717

Total Liabilities	$105,845	$101,167
Stockholders’ equity (deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized 5,696,800 and 5,696,800 shares issued and outstanding	5,697	5,697
Additional Paid-In Capital	555,453	555,453
Retained Earnings (Deficit)	(666,612)	(661,863)
Total Stockholders’ Equity (Deficit)	(105,462)	(100,713)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$383	$454

The accompanying notes are an integral part of these financial statements.

SILVER PEARL ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2010	2009

Revenue	$0	$0

Operating expenses:
General and administrative	3,932	5,508
Total operating expense	3,932	5,508
(Loss) from operations	(3,932)	(5,508)

Other (expense):
Unrealized gain (loss) on securities	(71)	8
Dividend income	3	0
Interest expense	(749)	(522)

Net (loss)	$ (4,749)	$ (6,022)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	5,696,800	5,696,800

The accompanying notes are an integral part of these financial statements.

SILVER PEARL ENTERPRISES, INC. STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2010 and 2009 (Unaudited)

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$	(4,749)	$	(6,022)
Adjustments to reconcile net deficit to cash used by operating activities:
Change in assets and liabilities:
Increase (Decrease) in Accounts Payable		(50)		136
CASH FLOWS USED IN OPERATING ACTIVITIES		(4,799)		(5,886)

CASH FLOWS USED IN INVESTING ACTIVITIES		0		0

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit		4,728		5,882
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		4,728		5,882

NET INCREASE (DECREASE) IN CASH		(71)		(4)

Cash, beginning of period		454		150
Cash, end of period		$383		$146

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid		$749		$522
Income taxes paid		$0		$0

The accompanying notes are an integral part of these financial statements.

SILVER PEARL ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, “Disclosures About Fair Value of Financial Instruments”), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  At March 31, 2010, the Company did not have any financial instruments other than cash and cash equivalents.

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
• The price is fixed and determinable; and
• Collectability is reasonably assured.

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

Advertising Costs

The Company incurred $0 and $0 advertising costs for the three months ended March 31, 2010 and 2009, respectively.

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

NOTE 3 – DUE TO RELATED PARTY

At March 31, 2010 and 2009, the Company owed $16,500 in rent to Dynacap Holdings Ltd., LLC (“Dynacap”).  A shareholder who is also the spouse of the Company’s Chief Executive Officer, is also a member of Dynacap.

The Company’s Line of Credit is held by an entity controlled by the Chief Executive Officer’s spouse.

NOTE 4 – LINE OF CREDIT-RELATED PARTY

The Company entered into an amended and restated revolving credit arrangement on March 1, 2005 with a credit limit of $50,000, which was payable on demand.  The line of credit was extended by an entity that is controlled by the CEO’s spouse.   In 2009, the credit limit was increased to $75,000 and is now due on April 1, 2011.   Collateral for the loan includes all of the assets and business interests, as well as all of the common stock that the Chief Executive Officer and Chief Financial Officer own (4,000,000 shares).  The loan has an interest rate of 5% per annum.  Upon the occurrence of an event of default, Lender may attach and apply any profits accrued by the Company, to cure the default or to apply on account of any indebtedness under the revolving credit arrangement due and owing.  At March 31, 2010, the balance owed on the revolving credit arrangement was $63,445 of which $3,221 is accrued interest.

NOTE 5 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share.   At March 31, 2010, no shares were outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2010, there were 5,696,800 shares outstanding.

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

The Company provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carryforwards, because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.   The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of  March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Deferred tax assets attributable to:
Prior years	$169,064	$164,651
Tax benefit (liability) for current year	1,087	4,413
Total Deferred Tax Benefit	$170,151	$169,064
Valuation Allowance	(170,151)	(169,064)
Net Deferred Tax Benefit	$0	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2010.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The lease for the Company’s retail space expired in July 2007 and was not renewed.   The Company does not have any future minimum rental obligations or any other commitments as of March 31, 2010.

Rent expense was $0 for both periods ended March 31, 2010 and 2009.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through March 31, 2010 totaling $666,612 and had negative working capital of $42,017.   Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings, bank financing or by being acquired.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations.

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has recently issued the following guidance:

 SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140", which was codified into ASC 860, which was effective for the Company as of January 1, 2010.

SFAS No. 167:  "Accounting for Transfers of Financial Assets", which was codified into ASC 810-10, which was be effective for the Company as of January 1, 2010.

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

NOTE 10 – SUBSEQUENT EVENTS

The FASB issued ASC 855-10 “Subsequent Events”,  (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through April 14,  2010, which is the date the financial statements were issued.    No reportable subsequent events were noted.

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

General

We were an independent retailer of home accessories, framed art and jewelry until August 31, 2007 when we sold our remaining inventory and fixed assets due to continuing losses. We now are looking for an acquisition candidate to add value for the benefit of our shareholders. As of the date of this filing, we have not entered into any definitive agreements with potential acquisition candidates.

RESULTS FOR THE FIRST QUARTER ENDED March 31, 2010

Our first quarter ended on March 31, 2010.

REVENUE.  We had no operations and, accordingly, no revenue in the three months ended March 31, 2010 and none for the three months ended March 31, 2009.

EXPENSES. Total expenses for the three months ended March 31, 2010 and 2009 were $3,932 and $5,508, respectively. All expenses we incurred were for audit and regulatory filing expenses and miscellaneous operating expenses.

OTHER INCOME (EXPENSE).  We had unrealized loss on our securities of $71 for the three months ended March 31, 2010 and a gain of $8 for the three months ended March 31, 2009.

We had dividend income of $3 and $0 for the three months ended March 31, 2010 and 2009, respectively.

 We had interest expense on our line of credit of $749 and $522 for the three months ended March 31, 2010 and 2008, respectively.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2010 and 2009 was $4,749 and  $6,022, respectively.

LIQUIDITY AND CAPITAL RESOURCES. The company has limited liquidity and a negative working capital since it continued to incur losses since its inception. We are in the process of seeking an acquisition candidate to add value for the benefit of our shareholders.

Employees

As of March 31, 2010, the Company had one employee, its President, who is not compensated.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q  has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2010, our Chief Executive and Chief Financial Officer as of March 31, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: April 13, 2010