Form 10-Q
period 2010-06-30
Keyuan Petrochemicals, Inc.
filed 2010-08-16
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Keyuan Petrochemicals, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-0538522
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Qingshi Industrial Park
Ningbo Economic & Technological Development Zone
Ningbo, Zhejiang Province
P.R. China 315803
(86) 574-8623-2955

 (Issuer's telephone number)

(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐ No ☒

As of August 13, 2010, there were 3,181,504 shares of Common Stock, par value $0.001 outstanding, 6,738,336 shares of Series A Preferred Stock, par value is $.001, 47,658 shares of Series M Preferred Stock, par value is $.001.

PART I – FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Keyuan Petrochemicals, Inc.

We have reviewed the accompanying consolidated balance sheet of Keyuan Petrochemicals, Inc. (the “Company”) as of June 30, 2010, and the related consolidated statements of operations and comprehensive income (loss) for the three months and six months ended June 30, 2010 and 2009, and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ PATRIZIO & ZHAO, LLC
Parsippany, New Jersey
August 6, 2010

Consolidated Balance Sheets
	June 30,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,522,675	$14,030,655
Restricted cash	33,808,001	6,012,690
Trade notes receivable	10,338,534	400,491
Inventories	67,500,925	32,595,045
Advance payments	13,663,490	7,417,202
Prepaid tax expense	26,555,299	15,263,949
Due from unrelated parties	-	1,068,741
Deferred tax assets	1,578,274	3,486,922
Other current assets	476,672	581,706
Total current assets	159,443,870	80,857,401

Property, plant and equipment, net	130,367,038	131,824,617

Other assets
Intangible assets, net	6,408,044	6,378,316

Total assets	$296,218,952	$219,060,334

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable – trade and accrued expenses	$60,422,125	$2,888,860
Accounts payable – construction related	30,633,675	45,374,656
Short-term bank loans	83,961,000	82,885,500
Current portion of long-term debt	20,180,100	7,628,400
Trade notes payable	19,001,700	13,719,134
Advance from customers	13,526,054	16,549,644
Due to former shareholder	-	733,500
Due to unrelated parties	-	953,550
Other current liabilities	311,718	290,631
Total current liabilities	228,036,372	171,023,875

Long-term debt	23,568,000	37,408,500

Total liabilities	251,604,372	208,432,375

Stockholders’ equity:
Series A preferred stock, $0.001 par value, 20,000,000 shares authorized, 6,738,336 shares issued and outstanding at
June 30, 2010	6,738	-
Series M preferred stock, $0.001 par value, 47,658 shares
authorized, issued and outstanding at June 30, 2010	48	48
Common stock, $0.001 par value, 50,000,000 shares authorized,
3,181,504 issued and outstanding at June 30,2010	3,182	-
Additional paid-in capital	43,352,118	20,229,949
Accumulated deficit	(9,543)	(10,664,819)
Accumulated other comprehensive income	1,262,037	1,062,781
Total stockholders’ equity	44,614,580	10,627,959

Total liabilities and stockholders' equity	$296,218,952	$219,060,334

See accompanying notes to financial statements.

Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Sales	$131,997,217	$-	$249,369,103	$-

Cost of sales	123,351,375	-	231,907,817	-

Gross profit	8,645,842	-	17,461,286	-

Operating expenses
Selling expenses	258,901	-	343,413	-
General and administrative expenses	1,088,256	709,161	1,893,788	1,236,593
Total operating expenses	1,347,157	709,161	2,237,201	1,236,593

Income (loss) from operations	7,298,685	(709,161)	15,224,085	(1,236,593)

Other income (expenses):
Interest expense, net	(1,589,937)	(274,460)	(2,663,462)	(253,179)
Non-operating income (expenses)	118,802	(138,257)	9,599	(140,906)
Total other income (expenses)	(1,471,135)	(412,717)	(2,653,863)	(394,085)

Income (loss) before provision for income
taxes	5,827,550	(1,121,878)	12,570,222	(1,630,678)

Provision (benefit) for income taxes
Current	903,546	(280,470)	1,914,946	(407,670)
Deferred	-	-	-	-
Total	903,546	(280,470)	1,914,946	(407,670)

Net Income (loss)	4,924,004	(841,408)	10,655,276	(1,223,008)

Other comprehensive income
Foreign currency translation adjustment	196,958	9,160	199,256	(4,478)

Comprehensive Income (loss)	$5,120,962	$(832,248)	$10,854,532	$(1,227,486)

Basic earnings (loss) per common share	$2,06	$-	$8.88	$-
Diluted earnings (loss) per common share	$0.11	$-	$0.49	$-

Weighted average number of common shares
outstanding
Basic	2,387,451	-	1,200,321	-
Diluted	43,408,945	-	21,824,387	-

See accompanying notes to financial statements.

Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$10,655,276	$(1,223,008)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,204,754	177,867
Deferred tax assets	1,914,946	(407,669)
Changes in current assets and current liabilities:
Trade notes receivable	(9,895,257)	(14,657)
Inventories	(34,628,566)	(10,531,710)
Advance payments for raw materials	(6,190,211)	-
Prepaid taxes	(11,182,419)	(4,121,387)
Other current assets	106,766	(557,250)
Accounts payable – trade and accrued expenses	57,283,692	(44,988)
Trade notes payable	5,204,811	7,328,500
Advances from customers	(3,078,476)	-
Other current liabilities	19,826	3,978,757
Total adjustments	3,759,866	(4,192,535)

Net cash provided by (used in) operating activities	14,415,142	(5,415,543)

Cash flows from investing activities:
Advance payments for construction in progress	-	(817,846)
Due from unrelated parties	1,068,668	-
Additions to property and equipment	(2,076,103)	(24,250,885)
Additions to intangible assets	(143,806)	(51,300)
Accounts payable – construction related	(14,864,749)	(650,608)

Net cash used in investing activities	(16,015,990)	(25,770,639)

Cash flows from financing activities:
Restricted cash	(27,655,715)	(2,543,491)
Proceeds from short-term bank loans	733,450	29,314,000
Due to former shareholder	(733,450)	4,236,529
Due to unrelated parties	(953,485)	-
Repayment of long-term bank loans	(1,466,900)	-
Additional paid in capital	23,132,089	9,650,000

Net cash provided by (used in) financing activities	(6,944,011)	40,657,038

Effect of foreign currency translation on cash	36,879	(4,090)

Net increase (decrease) in cash and cash equivalents	(8,507,980)	9,466,766

Cash and cash equivalents – beginning of period	14,030,655	9,094,537

Cash and cash equivalents – ending of period	$5,522,675	$18,561,303

See accompanying notes to financial statements.

Note 1 – Organization and Description of Business

Keyuan Petrochemicals, Inc, formerly known as Silver Pearl Enterprises, Inc. (“Silver Pearl”), a public shell company as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, was established under the laws of Texas on May 4, 2004. The accompanying consolidated financial statements include the financial statements of Keyuan Petrochemicals, Inc. and its subsidiaries (the “Company” or “We”). The Company’s primary business involves researching, manufacturing, and selling petrochemical products.

On April 22, 2010, Silver Pearl entered into a Share Exchange Agreement, by and among Keyuan International Group Limited (“Keyuan International”), a company organized under the laws of the British Virgin Islands on June 11, 2009, Delight Reward Limited, the sole shareholder of Keyuan International and a company organized under the laws of the British Virgin Islands (the “Keyuan International Shareholder”), and Denise D. Smith, the Company’s former principal stockholder (“Smith”). Pursuant to the terms of the Exchange Agreement, Keyuan International Shareholder transferred to Silver Pearl all of the issued and outstanding ordinary shares of Keyuan International (the “Keyuan International Shares”) in exchange for the issuance of 47,658 shares of Silver Pearl’s Series M preferred stock, par value $0.001 per share (the “Series M Preferred Stock”) (such transaction is sometimes referred to herein as the “Share Exchange”). The Series M shares vote with the common stock on an as converted basis and are convertible into 47,658,000 shares of common stock upon the Company’s shareholders approving an increase in authorized common stock to at least 100,000,000 shares. The acquisition was accounted for as a reverse acquisition under the purchase method for business combinations.

As a result of the Share Exchange, we are now the holding company of Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”), the operating subsidiary of Keyuan International organized in the People’s Republic of China (“China” or the “PRC”) and engaged in manufacturing and supplying various petrochemical products in China.  Ningbo Keyuan was established on April 26, 2007 under the corporate laws of the People’s Republic of China (“PRC”). On November 16, 2009 Ningbo Keyuan was acquired by Keyuan Group Limited, a wholly owned subsidiary of Keyuan International. The business of Keyuan International is conducted through the operations at Ningbo Keyuan.

On May 12, 2010, we caused to be formed a corporation under the laws of the State of Nevada called Keyuan Petrochemicals, Inc. and on the same day, acquired one hundred (100) shares (95%) of this entity’s stock for cash. As such, this entity became our wholly-owned subsidiary (the “Merger Subsidiary”).

Effective as of May 17, 2010, the merger subsidiary was merged with and into us. As a result of the merger, our corporate name was changed to “Keyuan Petrochemicals, Inc.”  Prior to the merger, the merger subsidiary had no liabilities and nominal assets and, as a result of the merger, the separate existence of the merger subsidiary ceased.  We are the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or business.

Note 2– Summary of Significant Accounting Policies

Basis Of Presentation

The Company’s unaudited consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from June 30, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Event identified for this period is described in Note 24.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and 2008, as not all disclosures required by generally accepted accounting principles (“GAAP”) for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended December 31, 2009 and 2008.

Reclassification

Certain amounts as of December 31, 2009 were reclassified to conform to current period presentation.

Note 3– Restricted Cash

As of June 30, 2010 and December 31, 2009, the Company had restricted cash of $33,808,001 and $6,012,690, respectively. These restricted cash balances are reserved for settlement of trade notes payable and open letter of credit in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable and letter of credit is restricted as to withdrawal or use, and is currently earning interest.
Note 4 – Inventories

Inventories at June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009

Raw materials	$30,403,055	$14,740,077
Work in process	2,987,649	1,558,588
Finished goods	34,110,221	16,296,380

Total	$67,500,925	$32,595,045

Note 5 – Advance Payments

The Company makes advances to certain vendors for purchase of raw materials. The advances for the purchase of raw materials amounted to $13,663,490 and $7,417,202 as of June 30, 2010 and December 31, 2009, respectively.

Note 6 – Prepaid Taxes

Prepaid taxes at June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009

Value-added taxes (VAT)	$16,946,090	$15,263,949
Customs duties	9,609,209	-

Total	$26,555,299	$15,263,949

Note 7 – Deferred Tax Assets

Significant components of the Company’s deferred tax assets are as follows:

	June 30, 2010	December 31, 2009
	(unaudited)

Net operating loss carryforwards	$1,578,274	$3,486,922

Total	$1,578,274	$3,486,922

At June 30, 2010, the Company has available unused net operating losses carryforwards that may be applied against future taxable income and expire as follows:

Net operating losses
Year of Expiration	carryforwards
2014	$1,578,274

Total	$1,578,274

Note 8 – Property, PLANT and Equipment

Property, plant and equipment at June 30, 2010 and December 31, 2009 consists of the following:

	June 30, 2010	December 31, 2009

Buildings	$1,517,190	$1,511,010
Machinery and equipment	132,428,875	130,044,758
Vehicles	533,874	305,536
Office equipment and furniture	126,271	120,367
Subtotal	134,606,210	131,981,671
Less: accumulated depreciation	4,239,172	157,054

Total	$130,367,038	$131,824,617

Depreciation expense for the three months ended June 30, 2010 and 2009 were $2,035,099 and $21,935, respectively. Depreciation expenses for the six months ended June 30, 2010 and 2009 were $4,064,573 and $41,199, respectively.

Note 9 – Intangible Assets

Intangible assets at June 30, 2010 (unaudited) and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009

Land use rights	$5,636,145	$5,613,187
Software	148,087	3,668
Technology	1,399,350	1,393,650
Subtotal	7,183,582	7,010,505
Less: accumulated amortization	775,538	632,189

Total	$6,408,044	$6,378,316

Amortization expense for the three months ended June 30, 2010 and 2009 were $70,665 and $68,362, respectively. Amortization expense for the six months ended June 30, 2010 (unaudited) and 2009 were $140,181 and $136,668, respectively.

Note 10 – Accounts Payable – Trade and Accrued Expenses

Accounts payable and accrued expenses as at June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009

Accounts payable	$60,263,557	$2,838,860
Accrued expenses	158,568	50,000

Total	$60,422,125	$2,888,860

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 11 – Accounts Payable -  Construction Related

As of June 30, 2010 and December 31, 2009, the Company had construction payables of $30,633,675 and $45,374,656, respectively. Construction related account payable represent the cost of additions of manufacturing facilities.

Note 12 – Short-Term Bank Loans

Short-term bank loans as at June 30, 2010 and December 31, 2009 consist of the following:

	June 30,	December 31,
	2010	2009

On January 12, 2009, the Company obtained a loan from Bank of China, of which the principal was repaid in full by January 11, 2010.The interest was calculated using an annual fixed interest rate of 5.31% and paid quarterly.
The loan was guaranteed by a third party entity and an individual person.	$-	$5,868,000

On April 28, 2009, the Company obtained a loan from Bank of China, of which the principal was repaid in full by April 27, 2010.The interest is calculated using an annual fixed interest rate of 5.31% and paid quarterly.
The loan is guaranteed by a third party entity and an individual person.	-	5,868,000

On April 28, 2009, the Company obtained a loan from Agricultural Bank of
China, of which the principal was repaid in full by April 27, 2010.The interest is calculated using an annual fixed interest rate of 5.31% and paid monthly.
The loan is guaranteed by a third party entity and two individual persons.	-	5,868,000

On May 11, 2009, the Company obtained a loan from Agricultural Bank of
China, of which the principal was repaid in full by May 10, 2010.The interest is calculated using an annual fixed interest rate of 5.31% and paid monthly.
The loan is guaranteed by a third party entity and two individual persons.	-	8,802,000

On July 15, 2009, the Company obtained a loan from Industrial and
Commercial Bank of China, of which the principal is to be repaid in full by
July 14, 2010.The interest is calculated using an annual fixed interest rate of
5.31% and paid monthly. The loan is guaranteed by a third party entity.	1,473,000	1,467,000

On July 21, 2009, the Company obtained a loan from Industrial Bank Co., Ltd., of which the principal is to be repaid in full by July 20, 2010. The interest is calculated using an annual fixed interest rate of 5.31% and paid quarterly.
The loan is guaranteed by a third party entity.	-	6,601,500

On August 12, 2009, the Company obtained a loan from Bank of China, of which the principal is to be repaid in full by August 11, 2010.The interest is calculated using an annual fixed interest rate of 4.779% and paid quarterly.
The loan is guaranteed by a third party entity and an individual person.	8,838,000	8,802,000

On September 1, 2009, the Company obtained a loan from Industrial and
Commercial Bank of China, of which the principal is to be repaid in full by
August 20, 2010. The interest is calculated using an annual fixed interest rate
of 5.31% and paid monthly. The loan is guaranteed by a third party entity.	1,473,000	1,467,000

On September 22, 2009, the Company obtained a loan from China
Construction Bank, of which the principal is to be repaid in full by September 21,
2010.The interest is calculated using an annual fixed interest rate of 4.779%
and paid monthly. The loan is guaranteed by a third party entity.	11,784,000	11,736,000

Note 12 – Short-Term Bank Loans (continued)

	June 30,	December 31,
	2010	2009

On September 23, 2009, the Company obtained a loan from Huaxia Bank, of which the principal is to be repaid in full by September 22, 2010.The interest is calculated using an annual fixed interest rate of 4.779% and paid quarterly.
The loan is guaranteed by a third party entity and an individual person.	7,365,000	7,335,000

On October 29, 2009, the Company obtained a loan from Shanghai Pudong
Development Bank, of which the principal is to be repaid in full by April 28,
2010.The interest is calculated using an annual fixed interest rate of 4.86%
and paid quarterly. The loan is guaranteed by a third party entity.	-	3,667,500

On November 18, 2009, the Company obtained a loan from China Merchants
Bank, of which the principal is to be repaid in full by November 2, 2010.The interest is calculated using an annual fixed interest rate of 5.31% and paid monthly. The loan is guaranteed by a third party entity and an individual
person.	2,946,000	2,934,000

On December 1, 2009, the Company obtained a loan from Shanghai Pudong
Development Bank, of which the principal is to be repaid in full by May 30,
2010.The interest is calculated using an annual fixed interest rate of 4.86%
and paid quarterly. The loan is secured by a lien on the Company’s rights to use
sea areas.	-	3,667,500

On December 1, 2009, the Company obtained a loan from China Merchants
Bank, of which the principal is to be repaid in full by November 2, 2010.The interest is calculated using an annual fixed interest rate of 5.31% and paid monthly. The loan is guaranteed by a third party entity and an individual
person.	5,892,000	5,868,000

On December 31, 2009, the Company obtained a loan from Bank of China, of which the principal is to be repaid in full by December 30, 2010.The interest is calculated using an annual fixed interest rate of 5.0445% and paid quarterly.
The loan is guaranteed by a third party entity.	2,946,000	2,934,000

On January 5, 2010, the Company obtained a loan from Bank of China, of which the principal is to be repaid in full by January 4, 2011.The interest is calculated using an annual fixed interest rate of 5.0445% and paid quarterly.
The loan is guaranteed by a third party entity.	5,892,000	-

On January 12, 2010, the Company obtained a loan from Shenzhen
Development bank, of which the principal is to be repaid in full by January 11,
2011.The interest is calculated using an annual fixed interest rate of 5.31%
and paid monthly. The loan is guaranteed by a third party entity and an
individual person.	4,419,000	-

On February 3, 2010, the Company obtained a loan from Bank of China, of which the principal is to be repaid in full by February 2, 2011.The interest is calculated using an annual fixed interest rate of 5.0445% and paid quarterly.
The loan is guaranteed by a third party entity.	736,500	-

Note 12 – Short-Term Bank Loans (continued)

	June 30,	December 31,
	2010	2009

On April 15, 2010, the Company obtained a loan from Bank of China, of which the principal is to be repaid in full by April 14, 2011.The interest is calculated using an annual fixed interest rate of 5.0445% and paid quarterly.
The loan is guaranteed by a third party entity and an individual person.	5,155,500	-

On April 19, 2010, the Company obtained a loan from Shanghai Pudong
Development Bank, of which the principal is to be repaid in full by October 18,
2010.The interest is calculated using an annual fixed interest rate of 4.86%
and paid quarterly. The loan is guaranteed by a third party entity	3,682,500	-

On April 21, 2010, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be repaid in full by April 20, 2011.The interest is calculated using an annual fixed interest rate of 5.31% and paid monthly.
The loan is guaranteed by a third party entity.	5,892,000	-

On May 5, 2010, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be repaid in full by May 4, 2011.The interest is calculated using an annual fixed interest rate of 5.31% and paid monthly.
The loan is guaranteed by a third party entity.	8,838,000	-

On May 27, 2010, the Company obtained a loan from Shanghai Pudong
Development Bank, of which the principal is to be repaid in full by November 26,
2010.The interest is calculated using an annual fixed interest rate of 4.86%
and paid quarterly. The loan is secured by a lien on the Company’s rights to use
sea areas.	3,682,500	-

On June 28, 2010, the Company obtained a loan from Bank of Hangzhou, of which the principal is to be repaid in full by December 28, 2010.
The interest is calculated using an annual fixed interest rate of 4.455% and
Paid quarterly. The loan is guaranteed by a third party entity and an
individual person.	$2,946,000	$-

Total short-term bank loans	$83,961,000	$82,885,500

Note 13 – Trade Notes Payable

Trade notes payable consist of non-collateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of June 30, 2010 and December 31, 2009 were $19,001,700 and $13,719,134, respectively.

Note 14 – Advances from Customers

At June 30, 2010 and December 31, 2009, the Company had advances from customers of $13,562,054 and $16,549,644, respectively. As a common business practice, the Company requires certain customers to make advance payments for sales. Such advances are interest-free and unsecured.

Note 15 – Long-Term debt

The Company obtained long-term bank loans for plant construction. The balances as at June 30, 2010 (unaudited) and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009

On February 5, 2008, the Company obtained a loan from Bank of China, of which the principal is to be repaid in full by February 4, 2011. The interest is calculated using floating interest rate and paid quarterly. For the quarter ended June 30, 2010, the current interest rate is 5.4%. The loan is
guaranteed by a third party entity and an individual person.	$7,365,000	$7,335,000

On April 18, 2008, the Company obtained a loan from Bank of China, of which the principal is to be repaid in full by January 18, 2011. The interest is calculated using floating interest rate and paid quarterly. For the quarter ended June 30,
2010, the current interest rate is 5.4%. The loan is guaranteed by a third party
entity and an individual person.	2,946,000	2,934,000

On May 20, 2008, the Company obtained a loan from Industrial and
Commercial Bank of China, of which the principal is to be repaid in full by
December 15, 2011. The interest is calculated using floating interest rate and paid quarterly. For the quarter ended June 30, 2010, the current interest rate
is 6.048%. The loan is guaranteed by a third party entity.	4,419,000	4,401,000

On August 15, 2008, the Company obtained a loan from China Construction
Bank, of which the principal is to be repaid in full by August 14, 2012. The interest is calculated using floating interest rate and paid monthly. For the quarter ended June 30, 2010, the current interest rate is 5.76%. The loan is
guaranteed by a third party entity and an individual person.	4,419,000	4,401,000

On September 5, 2008, the Company obtained a loan from Bank of China, of which the principal is to be repaid in full by January 4, 2011. The interest is calculated using floating interest rate and paid quarterly. For the quarter ended
June 30, 2010, the current interest rate is 5.4%. The loan is guaranteed by
a third party entity and an individual person.	2,209,500	2,200,500

On October 14, 2008, the Company obtained a loan from China Construction
Bank, of which the principal is to be repaid in full by October 12, 2012. The interest is calculated using floating interest rate and paid monthly. For the quarter ended June 30, 2010, the current interest rate is 5.76%. The loan is
guaranteed by a third party entity.	10,752,900	10,709,100

Note 15 – Long-Term debt (continued)

	June 30,	December 31,
	2010	2009

On October 14, 2008, the Company obtained a loan from China Construction
Bank, of which the principal is to be repaid in full by October 12, 2012. The interest is calculated using floating interest rate and paid monthly. For the quarter ended June 30, 2010, the current interest rate is 5.76%. The loan is
guaranteed by a third party entity.	883,800	880,200

On October 15, 2008, the Company obtained a loan from China Construction
Bank, of which the principal is to be repaid in full by September 28, 2012. The interest is calculated using floating interest rate and paid monthly. For the quarter ended June 30, 2010, the current interest rate is 5.76%. The loan is
secured by a lien on the Company’s property and equipment.	3,093,300	3,080,700

On October 15, 2008, the Company obtained a loan from Industrial and
Commercial Bank of China in the amount of $6,894,900, $5,427,900 of which is to be repaid in full by October 15, 2010, and $1,467,000 of which is to be repaid in full by November 15, 2011. The interest is calculated using floating interest rate and paid quarterly. For the quarter ended June 30, 2010, the current average interest rate is 5.76%. The loan is secured by a lien on the Company’s
property and equipment and guaranteed by a third party entity.	5,450,100	6,894,900

On November 21, 2008, the Company obtained a loan from Bank of China, of which the principal is to be repaid in full by December 20, 2010. The interest is calculated using floating interest rate and paid quarterly. For the quarter ended June 30, 2010, the current interest rate is 5.4%. The loan is
guaranteed by a third party entity and an individual person.	2,209,500	2,200,500

Total	$43,748,100	$45,036,900

Less: Current portion	20,180,100	7,628,400

Total long-term bank loans	$23,568,000	$37,408,500

Note 16 – Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiary and its affiliated Chinese operating companies. All business is conducted in PRC. As the U.S. holding company has not recorded any income for the six months ended June 30, 2010 and 2009, there was no provision or benefit for U.S. income tax purpose.

Keyuan International was incorporated in the British Virgin Islands. Under the laws of British Virgin Islands, the Company is not subject to tax on income or capital gain.

The Company’s Chinese subsidiary and affiliated operating companies based in China are governed by the Income Tax Law of the PRC concerning the privately-run enterprises, which are subject to a statutory tax rate of 25% and were, until January 2008, subject to a statutory tax rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory statements after appropriate adjustments for tax purposes.

Note 16 – Income Taxes (continued)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the New CIT Law), which became effective on January 1, 2008. Under the new law, the applicable corporate income tax rate to all Companies, both domestic and foreign-invested companies, is 25% replacing the previous applicable tax rate of 33%.

For the year ended 2009, the Company incurred a loss and was subject to the 25% tax rate. In order to support the growth of certain local enterprises, the local government granted Keyuan Plastics Co., a preferential tax treatment. In the first two profitable years, the local government will credit back to the Company the entire local portion of the income tax which equals to 40% of the whole Enterprise Income Tax the Company paid applying the 25% tax rate, resulting in an effective tax rate of 15%; in the subsequent three profitable years, the local government will credit back 50% of the local income tax the Company paid under the 25% tax rate resulting in an effective tax rate of 20%. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory rate and the local preferential tax treatment is as follows:

	For the Six Months Ended June 30,
	2010	2009
Computed tax at statutory rate	(Unaudited)

	$3,142,556	$(407,670)
Non taxable loss	49,022	-
Tax credit from local government	(1,276,632)	-
Total provision for income taxes	$1,914,946	$(407,670)
Effective tax rate	15%	(25%)

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a Foreign Invested Enterprise (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its FIEs do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future.

Note 17 – Risk Factors

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC.  The Company's business may also be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 18 – Concentrations of Credit Risk

For the six months ended June 30, 2010, five vendors accounted for approximately 78.55% of the Company’s raw materials purchase. Purchases from these vendors amounted to $184.25 million. The sales to the Company’s top five customers amounted to $116.94 million and accounted for approximately 46.89% of the Company's total sales.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that minimal credit risk exists with respect to these investments as management believes that the financial institutions that hold the Company’s cash and cash equivalents and restricted cash are financially sound.

Note 19 – Supplemental Cash Flow Disclosures

	For the Six Months Ended June 30,
	2010	2009

Cash paid for interest	$2,725,817	$286,665
Cash paid for income taxes	$-	$-

Note 20 – Earnings Per Share

The Company presents earnings per share (“EPS”) on a basic and diluted basis. Basic earnings per share have been computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of equity securities. All share and per share data have been adjusted retroactively to reflect the recapitalization of the Company pursuant to the Securities Exchange Agreement with Silver Pearl.

	For the Three Months Ended June 30,
	2010	2009

Net income (loss)	$4,924,004	$(841,408)

Weighted average common shares
(denominator for basic earnings per share)	2,387,451	-

Effect of dilutive securities:
Convertible preferred stock	41,021,494	-

Weighted average common shares
(denominator for diluted earnings per share)	43,408,945	-

Basic earnings (loss) per share	$2.06	$-
Diluted earnings (loss) per share	$0.11	$-

	For the Six Months Ended June 30,
	2010	2009

Net income (loss)	$10,655,276	$(1,223,008)

Weighted average common shares
(denominator for basic earnings per share)	1,200,321	-

Effect of dilutive securities:
Convertible preferred stock	20,624,066	-

Weighted average common shares
(denominator for diluted earnings per share)	21,824,387	-

Basic earnings (loss) per share	$8.88	$-
Diluted earnings (loss) per share	$0.49	$-

Note 21 – Share Exchange and Private Financing

Share Exchange

On April 22, 2010, the Company (formerly known as “Silver Pearl”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Keyuan International ( a company organized under the laws of the British Virgin Islands) and shareholders of the Company and Keyuan International. Pursuant to the terms of the Exchange Agreement, the Keyuan International’s shareholders transferred to the Company all of the issued and outstanding shares of Keyuan International in exchange for the issuance of 47,658 shares of the Company’s Series M preferred stock (the “Series M Preferred Stock”), par value $0.001 per share (the “Share Exchange”).

Prior to the Share Exchange, Silver Pearl had 5,696,800 shares of common stock issued and outstanding. Immediately prior to the Share Exchange, 3,264,000 shares of Silver Pearl’s common stock then outstanding were cancelled and retired, so that immediately after the Share Exchange Silver Pearl had 2,432,800 common shares and 47,658 Series M shares issued and outstanding. The Series M shares vote with the common stock on an as converted basis and are convertible into 47,658,000 shares of common stock upon the Company’s shareholders approving an increase in authorized common stock to at least 100,000,000 shares.  The Company also deposited $400,000 into an escrow account which amount was paid to an owner of the cancelled shares of Silver Pearl, as a result of the Share Exchange having been consummated.

The Share Exchange resulted in a change-in-control of Silver Pearl as the Company’s shareholders have acquired the majority ownership of the combined entity.

In accordance with the Accounting and Financial Reporting Interpretations and Guidance issued by the staff of the U.S. Securities and Exchange Commission (the “SEC”), the Share Exchange will be accounted for as a reverse acquisition whereby Silver Pearl (the legal acquirer) is considered the accounting acquiree and the Keyuan International (the legal acquiree) is considered the accounting acquirer. The consolidated financial statements of the combined entity will be in substance those of the Keyuan International’s, with the assets and liabilities, and revenues and expenses, of Silver Pearl being included effective from the date of consummation of the Share Exchange. Silver Pearl will be deemed to be a continuation of the Company’s business. The outstanding stock of Silver Pearl prior to the Share Exchange will be accounted for at their net book value with no goodwill being recognized.

April --May Private Placement

On April 22, 2010, immediately following the Share Exchange mentioned above,  and on May 18, 2010, the Company completed a private placement transactions (the “Private Placement”) pursuant to a securities purchase agreement with certain investors (collectively, the “Investors”) and sold 748,704 units (the “Units”) at a purchase price of $35 per Unit, consisting of, in the aggregate, (a) 6,738,336 shares of Series A convertible preferred stock, par value $0.001 per share (the “Series A Preferred Stock”) convertible into the same number of shares of Common Stock, (b) 748,704 shares of Common Stock (the “Issued Common Shares”), (c) three-year Series A Warrants (the “Series A Warrants”) to purchase up to 748,704 shares of Common Stock, at an exercise price of $4.50 per share (the “Series A Warrant Shares”) for a three-year period, and (d) three-year Series B Warrants (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”) to purchase up to 748,704 shares of Common Stock, at an exercise price of $5.25 per share (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Warrant Shares”) for a three-year period. The Company received aggregate gross proceeds of approximately $26.2 million from the Private Placement (the “Private Placement”, or sometimes is referred herein as the “Offering”).

Note 21 – Share Exchange and Private Financing (continued)

The Company raised aggregate gross proceeds of approximately $26.2 million in the Offering.

In conjunction with the Private Placement, the Company also entered into the following agreements:

•
A registration rights agreement (the “Registration Rights Agreement”) with the investors, in which we agreed to file this registration statement (the “Registration Statement”) with the SEC to register for resale the Shares, the Common Stock issuable upon conversion of the Series A Preferred Stock, the Series A Warrant Shares and the Series B Warrant Shares, within 30 calendar days of the Closing Date, and to have this registration statement declared effective within 150 calendar days of the Closing Date or within 180 calendar days of the Closing Date in the event of a full review of the registration statement by the SEC.

•
A securities escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which, we delivered into an escrow account 5,000 shares of our Series M Preferred Stock convertible into 5,000,000 shares of Common Stock to be used as escrow shares (the “Escrow Shares”) after we amend our Articles of Incorporation to increase our authorized Common Stock to one hundred million (100,000,000) shares. With respect to the 2010 performance year, if we achieve less than 95% of the 2010 performance threshold, then the Escrow Shares for such year will be delivered to the investors in the amount of 500,000 shares of Common Stock.

•	Stock for each full percentage point by which such threshold was not achieved up to a maximum of 5,000,000 shares of Common Stock.

•
On the Closing Date, we and the Keyuan International Shareholder, entered into a lock-up agreement whereby Keyuan International is prohibited from selling our securities until six (6) months after the effective date of the registration statement required to be filed under the Registration Rights Agreement. For one (1) year thereafter, it will be permitted to sell up to 1/12 of its initial holdings every month.

Note 22 – Accounting for Series A Financing

Private Placement

Please refer to description of April-May Private Placement in Note 21 above.

Preferred Stock

The Board is authorized, without further action by the shareholders, to issue, from time to time, up to 20,000,000 shares of preferred stock in one or more classes or series. Similarly, the Board will be authorized to fix or alter the designations, powers, preferences, and the number of shares which constitute each such class or series of preferred stock. Such designations, powers or preferences mayinclude, without limitation, dividend rights (and whether dividends are cumulative), conversion rights, if any, voting rights (including the number of votes, if any, per share), redemption rights (including sinking fund provisions, if any), and liquidation preferences of any unissued shares or wholly unissued series of preferred stock. As of the date hereof, the Board has designated two classes of Preferred Stock, consisting of Series M Preferred Stock and Series A Preferred Stock and does not have any current intention to designate any other class of preferred stock.

Series A Preferred Stock

As of the date hereof, we have 6,738,336 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Shares by its principal terms:

(a)	pay a cumulative dividend at an annual rate of 6%, payable quarterly, at our option, in cash or in shares of Common Stock;
(b)	have a preference over the Common Stock on liquidation, dissolution or winding up of the Company equal to the original purchase price per Series A Preferred Share;
(c)
be convertible at any time after issuance, at the option of the holder, into shares of Common Stock, without the payment of additional consideration, at an initial conversion ratio of one-to-one (subject to anti-dilution adjustment);

(d)
automatically convert into shares of Common Stock at $3.50 per share, at the earlier to occur of the following: (i) the twenty four (24) month anniversary of the Closing of the Private Placement, and (ii) at such time that the Volume Weighted Average Price (“VWAP”) of the Common Stock is no less than $5.00 for a period of ten (10) consecutive trading days with the daily volume of the Common Stock equal to at least 50,000 shares per day;

(e)
the conversion price and the number of common shares underlying the Series A Preferred Stock are subject to customary adjustments, including weighted average broad-based anti-dilution protection for a period of twelve (12) months after the effective date of this registration statement; and

(f)
requires that we, prior to taking certain corporate actions (including certain issuances or redemptions of its securities or changes in its organizational documents), obtain the approval of more than 50% of the Series A Preferred Shares then issued and outstanding, voting as a group.

The Series A Warrants

As of the date hereof, there are 808,600 Series A Warrants issued and outstanding, including 59,896 warrants issued to the placement agent in the Private Placement. The Series A Warrants will, by its principal terms,

(a)	entitle the holder to purchase one (1) share of Common Stock;
(b)	be exercisable at any time after the consummation of the Private Placement and shall expire on the date that is three (3) years following the original issuance date of the Series A Warrants;
(c)	be exercisable, in whole or in part, at an exercise price of $4.50 per share;
(d)	be exercised only for cash (except that there will be a cashless exercise option at any time during which a registration statement covering such shares is not effective); and
(e)
be callable at $0.01 by us following the date that the VWAP of the Common Stock equals or exceeds $9.00 for fifteen (15) consecutive trading days with the average daily trading volume of no less than 75,000 shares.

The Series B Warrants

As of the date hereof, there are 808,600 Series B Warrants issued and outstanding, including 59,896 warrants issued to the placement agent in the Private Placement. The Series B Warrants will, by its principal terms,

(a)	entitle the holder to purchase one (1) share of Common Stock;
(b)	be exercisable at any time after consummation of the Private Placement and shall expire on the date that is three (3) years following the original issuance date of the Series B Warrants;
(c)	be exercisable, in whole or in part, at an exercise price of $5.25 per share;
(d)	be exercised only for cash (except that there will be a cashless exercise option at any time during which registration statement covering such shares is not effective); and
(e)
be callable at $0.01 by us following the date that the VWAP of the Common Stock equals or exceeds $10.50 for fifteen (15) consecutive trading days with the average daily trading volume of no less than 75,000 shares.

Registration Rights Agreement

In connection with the Private Placement, we also entered into a registration rights agreement  with the investors, in which we agreed to file this registration statement  with the SEC to register for resale the Shares, the Common Stock issuable upon conversion of the Series A Preferred Stock, the Series A Warrant Shares and the Series B Warrant Shares, within 30 calendar days of April 22, 2010 and to have this registration statement declared effective within 150 calendar days of April 22, 2010 or within 180 calendar days of April 22, 2010 in the event of a full review of the registration statement by the SEC (the “PRA”). If we do not comply with the foregoing obligations under the Registration Rights Agreement, we will be required to pay cash liquidated damages to each investor, at the rate of 1% of the applicable subscription amount for each 30 day period in which we are not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act.

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance to “ASC Topic 825 “Financial Instruments” subtopic 20” (formerly Financial Accounting Standards Board Staff Position No. EITF 00-19-2“Accounting for Registration Payment Arrangements”), which required the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with “ASC Topic 450” “Contingencies” (formerly SFAS No. 5, “Accounting for Contingencies”).  The Company concluded that such obligation was not probable to incur based on the best information and facts available as of June 30, 2010. Therefore, no contingent obligation related to the RRA liquidated damages was recognized as of June 30, 2010.

Escrowed Shares Arrangement

In conjunction with the Private Placement, the Company also entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which Keyuan Plastics Co, Ltd, delivered into an escrow account 5,000 shares of Series M Perferred Stock that are convertible into 5,000,000 shares of Common Stock (the “Escrow Shares”)  to be used as a share escrow for the achievement of a Fiscal Year 2010 net income performance threshold of $33.0 million. With respect to the 2010 performance year, if the Company achieves less than 95% of the 2010 performance threshold, then the Escrow Shares for such year will be delivered to the Investors in the amount of 500,000 common shares (rounded up to the nearest whole share and pro rata based on the number of shares of Series A Preferred Stock owned by such Investor at such date) for each full percentage point by which such threshold was not achieved up to a maximum of 5,000,000 common shares. Any Escrow Shares not delivered to any Investor because such Investor no longer holds shares of Series A Preferred Stock or Conversion Shares, or because the 2010 performance threshold was met, shall be returned to the Principal Stockholder.

For the purposes of the Securities Escrow Agreement, net income is defined in accordance with US GAAP and reported by the Company in the audited financial statements for fiscal year ended 2010; provided, however, that net income for fiscal year ended 2010 shall be increased by any non-cash charges incurred (i) as a result of the Private Placement, including without limitation, as a result of the issuance and/or conversion of the Series A Preferred Stock, and the issuance and/or exercise of the Warrants, (ii) as a result of the release of the Escrow Shares to the Principal Stockholder and/or the Investors, as applicable, pursuant to the terms of the Securities Escrow Agreement, (iii) as a result of the issuance of ordinary shares of the Principal Stockholder to its PRC shareholders, upon the exercise of options granted to such PRC shareholders by the Principal Stockholder, as of the date of the Securities Escrow Agreement, (iv) as a result of the issuance of Warrants to any placement agent and its designees in connection with the Private Placement, (v) the exercise of any Warrants to purchase Common Stock outstanding and (vi) the issuance under any performance based equity incentive plan that the Company adopt. Net income will also be increased to adjust for any cash or non-cash charges resulting from the payment of dividends on the Series A Preferred Stock in connection with the Private Placement.

The Company has evaluated the terms of the Securities Escrow Agreement based on the guidance provided in ASC 718-10-S99. The Company concluded that because the escrowed shares would be released to the Company’s principal stockholder or distributed to the investors without regard to the continued employment of any of the Company’s directors of officers, the Securities Escrow Agreement is in substance an inducement to facilitate the private placement, rather than as compensatory arrangement. As such, the Securities Escrow Agreement has accounted for the escrowed share arrangement according to its nature and reflected it as a reduction of the proceeds allocated to the newly issued securities in the Private Placement, based on the aggregate fair value of 5,000,000 shares of common stock at April 22, 2010.

Allocation of Proceeds in the Private Placement

In accordance with the guidance provided in ASC 470-20-30, the Company has first allocated the proceeds from the Private Placement between the Issued Common Shares, the Series A Preferred Stock and Series A and B Warrants proportionately based on their estimated fair values as of the closing date of the Private Placement.  Then the guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the convertible Series A Preferred Stock, and the effective conversion price has been used, to measure the intrinsic value, if any, of the embedded conversion option.

The Company’s common stock was not publicly traded before and as of the closing date of the Private Placement and traded infrequently before the second closing on May 18, 2010.  In general, fair value is based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Warrants, Series A preferred stock and restricted common stock using various pricing models and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of similar traded securities, and other factors generally pertinent to the valuation of financial instruments.

The following table sets out the allocation of the proceeds from the April 22, 2010 Private Placement:

Cash proceeds of the Private Placement (net of fees and expenses)	$19,867,774
Reduction for escrowed share arrangement	(11,900,000)
Net proceeds allocated to securities issued in the Private Placement	$7,967,774
Allocated to:
Issued Common Shares	$542,917
Series A Preferred Stock	7,314,219
Series A Warrants	66,133
Series B Warrants	44,506
$7,967,774

The following table sets out the allocation of the proceeds from the May 18, 2010 Private Placement:

Cash proceeds of the Private Placement (net of fees and expenses)	$3,044,315
Reduction for escrowed share arrangement	-
Net proceeds allocated to securities issued in the Private Placement	$3,044,315
Allocated to:
Issued Common Shares	$242,611
Series A Preferred Stock	2,732,642
Series A Warrants	40,490
Series B Warrants	28,572
$3,044,315

Accounting for the Series A Preferred Stock

The Series A preferred stock has been classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control the Company on or after an agreed upon date. The Company evaluated the embedded conversion feature in its Series A preferred stock to determine if there was an embedded derivative requiring bifurcation. The Company concluded that the embedded conversion feature of the Series A preferred stock does not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument.

Equity instruments that contain a beneficial conversion feature are recorded as a deemed dividend to the holders of the convertible equity instruments. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the equity instrument limited to the value received. The beneficial conversion amount is recorded as a reduction on the carrying value of the equity instrument and an increase to additional paid-in-capital.

The intrinsic value of the embedded conversion feature has been calculated by comparing the effective conversion price determined based on the proceeds from the Private Placement allocated to the Series A Preferred Stock, and the fair value of the Company’s common stock at the commitment date. The effective conversion price of the Series A Preferred Stock was determined to be higher than the fair value of the common stock at April 22 and May 18, 2010. Accordingly, the embedded conversion feature did not have an intrinsic value at each closing.

Accounting for the Series A and Series B Warrants

The Company has evaluated the terms of the Series A and B Warrants issued in the Private Placement with reference to the guidance provided in ASC 815-40-15. The Company has concluded that the Series A and B Warrants are indexed to the Company’s own stock, because the warrants have no contingent exercise provision and have fixed strike prices which are only subject to adjustments in the event of stock split, combinations, dividends, mergers or other customary corporate events. Therefore, the Series A and B Warrants have been classified as equity.

Accounting for Placement Agent Warrants

In accordance with ASC Topic 340 subtopic 10 section S99-1 (formerly Staff Accounting Bulletin Topic 5.A: “Miscellaneous Accounting-Expenses of Offering”), “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering.” In accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued.” Accordingly, the Company concluded that the warrants issued to the placement agents are directly attributable to the August 2009 financing. If the Company had not issued the warrants to the placement agent, the Company would have had to pay the same amount of cash as the fair value. Therefore, the Company deducted the total fair value of the Placement agent warrants as of the Commitment Date which was approximately US$291,000 and $58,000 for the April 22nd and May 18th private placements as a deduction of the fair value assigned to the Series A preferred stock for each respectively closing.

Note 23 – Stock Options AND WARRANTS

On June 30, 2010, the Company granted 3,000,000 five-year options to its 56 CEO, CFO and various members of senior management to purchase in the aggregate 3,000,000 shares of the Company’s common stock at an exercise price of US$4.20 per share, in consideration of their services to the Company. 2,810,000 of these 3,000,000 options shall vest according to the following vesting schedule: 30% of the Options shall vest immediately after one year of the issuance, 40% of the Options shall vest immediately after two years of the issuance, 30% of the Options shall vest immediately after three years of the issuance.  The remaining 190,000 options shall vest according to the following vesting schedule:  40% of the Options shall vest immediately after one year of the issuance and 60% of the Options shall vest immediately after two years of the issuance.

The grant date fair value of these options was US$2.492 million.  The related compensation expenses will be recognized over their vesting periods.  The cost of these options that the Company recognized for the three months ended June 30, 2010 was US$0. The cost of these options will be expensed as they vest and will be recorded in general and administrative expenses as share-based compensation expenses in future periods.  Share-based compensation expenses relating to these options will be approximately $381,500 for the year ending December 31, 2010, $895,000 for the year ending December 31, 2011, $864,000 for the year ending December 31, 2012 and $350,000 for the year ending December 31, 2013, respectively.

The Company estimates the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the contractual term of the options (five), underlying stock price of $3.21 per share, no dividends, a risk free rate of 1.79%, which is a five-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 37%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock.  Exercise price of the option is the contractual exercise price of the option.

Stock option activity during the period ending June 30, 2010 (unaudited), was as follows:

	Number of options	Weighted Average Exercise Price
Outstanding, December 31, 2010	-	-
Granted	3,000,000	$4.20
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, June 30, 2010	3,000,000	$4.20
Exercisable, June 30, 2010	-	$-

At June 30, 2010, none of the options were exercisable and all 3,000,000 shares will expire on June 29, 2015.

Warrant activity during the period ending June 30, 2010 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2010	--	--
Granted	2,216,163	4.50
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, June 30, 2010	2,216,163	$4.50
Exercisable, June 30, 2010	2,216,163	$4.50
Note 24 – Subsequent Events

(a)
On July 1, 2010, the Company granted 80,000 five-year options to two outside directors to purchase up to 80,000 shares of the Company’s common stock at an exercise price of US$4.20 per share, in consideration of their services to the Company. Of these options, 40,000 of the options shall vest immediately after one year of the issuance and the remaining 40,000 of the options shall vest immediately after two years of the issuance, provided that the optionee is re-elected for successive one year terms at the end of 12 months of the issuance.

These options were valued at US$68,000 which represents the grant date fair value of these options.  The related compensation expenses will be recognized over its vesting period.  Going forward the cost of these options will be expensed as they vest and will be recorded in general and administrative expenses as share-based compensation expenses.  Pursuant to these options, we will incur approximately $34,000 of expenses on July 1, 2011 and remaining balance of roughly $38,000 on July 1, 2012.

The Company estimates the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the contractual term of the options (five years), underlying stock price of $3.25 per share, no dividends, a risk free rate of 1.80%, which is five-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 37%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock.  Exercise price of the option is the contractual exercise price of the option.

(b)
On July 1, 2010, the Company granted 40,000 five-year options to a consultant to purchase an aggregate of 40,000 shares of the Company’s common stock at an exercise price of US$4.20 per share, in consideration of their services to the Company. Of these options, all 40,000 of the options shall vest immediately.

These options were valued at US$34,000 which represents the grant date fair value of these options.  The related compensation expenses will be recognized over its vesting period.  Going forward the cost of these options will be expensed as they vest and will be recorded in general and administrative expenses as share-based compensation expenses.  Pursuant to these options, we will incur approximately $34,000 of expenses on July 1, 2010.

The Company estimates the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the contractual term of the options (five years), underlying stock price of $3.25 per share, no dividends, a risk free rate of 1.80%, which is five-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 37%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock.  Exercise price of the option is the contractual exercise price of the option.

(c)
On July 27, 2010, the Company granted 420,000 three-year options to a consultant to purchase an aggregate of  420,000 shares of the Company’s common stock at an exercise price of US$4.20 per share, in consideration of their services to the Company. Of these options, 70,000 of the options shall vest immediately, 31,818 shall vest monthly beginning on September 1, 2010 and the remaining balance of 95,456 shall vest on May 1, 2011.

These options were valued at US$410,000 which represents the grant date fair value of these options.  The related compensation expenses will be recognized over its vesting period.  Going forward the cost of these options will be expensed as they vest and will be recorded in general and administrative expenses as share-based compensation expenses.  Pursuant to these options, we will incur approximately $68,000 of expenses on July 17, 2011, $31,000 per month beginning on September 1, 2010 and continuing to April 1, 2011 and remaining balance of roughly $92,000 on May 1, 2011.

The Company estimates the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the contractual term of the options (three years), underlying stock price of $4.00 per share, no dividends, a risk free rate of 1.02%, which is three-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 37%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock.  Exercise price of the option is the contractual exercise price of the option.

(d)
On August 4, 2010, the Company granted 700,000 five-year options to 79 managers and employees to purchase in the aggregate 700,000 shares of the Company’s common stock at an exercise price of US$4.50 per share, in consideration of their services to the Company. Of these options, 30% of the Options shall vest immediately after one year of the issuance, 40% of the options shall vest immediately after two years of the issuance and 30% of the options shall vest immediately after three years of the issuance.  .

These options were valued at approximately US$1,090,000 which represents the grant date fair value of these options.  The related compensation expenses will be recognized over their vesting period.  Going forward the cost of these options will be expensed as they vest and will be recorded in general and administrative expenses as share-based compensation expenses.  Pursuant to these options, we will incur approximately $327,000 of expenses on August 4, 2011, roughly $436,000 of expenses on August 4, 2012 and remaining balance of roughly $327,000 on August 4, 2015.

The Company estimates the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the contractual term of the options (five), underlying stock price of $4.50 per share, no dividends, a risk free rate of 1.62%, which is five-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 37%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock.  Exercise price of the option is the contractual exercise price of the option.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the other reports we file with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Keyuan  for the three months and six months ended June 30, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, we are a holding company operating through our wholly-owned subsidiary, Keyuan Plastics, located in Ningbo, China. We are a manufacturer and supplier of numerous petrochemical products in China. Operating through our wholly-owned subsidiary, Keyuan Plastics, we have an annual design petrochemical manufacturing capacity of 550,000 MT. In addition, we continue to utilize manufacturing technologies that lower our raw material costs while enhancing our production output. We expect to increase our production output to 660,000 MT this year.

During the first six months of our 2010 fiscal year, we continued the expansion of our product sales. We have successfully transitioned from a long-term construction period that ended in September 2009 into full-scale sales and distribution of our petrochemical products.  Current products include BTX aromatics, propylene, styrene, liquid petroleum gas (LPG), MTBE and other petrochemicals (each of which is described in greater detail below). To date, our customers' order requests for our 2010 fiscal year have already exceeded our current annual production capacity.

In order to increase our production capacity to meet the increasing market demands, our management team plans to expand our manufacturing capacity to include additional storage capacity, a raw material pre-treatment facility and an asphalt production facility.

Our Facility and Equipment

Facility

To date, we have invested a total of approximately $132 million in the construction and improvement of our production facility. Our current production facility is 1.2 million square feet in total including 594,000 square feet for production and 19,500 square feet for laboratories and offices.

We have a total of 100,000 MT of storage capacity, consisting of 50,000 MT of storage capacity for raw materials and 50,000 MT for finished products. As part of our expansion plan, we intend to add 100,000 MT of new storage capacity.

We have an on-site ocean shipping dock with 5,000 MT of shipping capacity and a 10-truck loading facility. Approximately 90% of our feedstock and finished products use this shipping dock. We also have adjacent access to another shipping dock with an additional 50,000 MT of shipping capacity.

Equipment

Our major processing equipment includes

•
heavy oil catalytic pyrolysis processing equipment- risers/generators/precipitators, fuel gas boilers, fractionating tower, absorbing re-absorbing and desorbing towers, heat exchangers, pumps, a stabilizing tower;

•	gas fractionation processing equipment- de-propanizing tower, refining propylene tower, de-ethanizination tower, heat exchangers, pumps;

•
ethylbenzene processing equipment- alkylation reactor, anti-alkylation reactor, dehydrogenation reactor, propylene absorbing tower, de-ethylene tower, ethylbenzene recovering tower, heating furnace for benzene, heating furnace for gas, steam overheating furnace, tail gas compressor, washing tower; and

•	liquefied petroleum gas (LPG) and sulfur recovery process- LPG desulfurization extraction tower, dry gas desulfurization tower, regenerating tower, LPG de-mecaptan extraction tower.

Our Products

We manufacture and supply a variety of petrochemical products, including BTX aromatics, propylene, styrene, LPG, MTBE and other petrochemicals.

•
BTX Aromatics: consisting of benzene, toluene, xylene and other chemical components for further processing into oil resin, gasoline and solvents materials widely used in paint, ink, construction coating and pesticide.

•
Propylene: a chemical intermediate as one of the building blocks for an array of chemical and plastic products that are commonly used to produce polypropylene, acrylonitrile, oxo chemicals, propylene oxide, cumene, isopropyl alcohol, acrylic acid and other chemicals for paints, household detergents, automotive brake fluids, indoor/outdoor carpeting, textile, insulating materials, auto parts and electrical appliances.

•
Styrene: a precursor to polystyrene and several copolymers widely used for packaging materials, construction materials, electronic parts, home appliances, household goods, home furnishings, toys, sporting goods and others.

•
LPG:  a mixture of hydrocarbon gases used as fuel in heating appliances and vehicles. A replacement for chlorofluorocarbons as an aerosol propellant and a refrigerant which reduces damage to the ozone layer.

•	MTBE & Other Chemicals: MTBE, oil slurry, sulphur and others are used for a variety of applications including fuel components, refrigeration systems, fertilizers, insecticides and fungicides, etc.

Expansion Plan

In order to meet the increasing market demands, our management team has made plans to expand our manufacturing capacity to include additional storage capacity, a raw material pre-treatment facility and an asphalt production facility.

The increase storage capacity will allow the Company to take better advantage of price variations to our raw material costs thereby helping to further improve future gross margins. The pretreatment facility will allow us to handle lower grade raw materials thereby helping to further decrease raw material costs. The pretreatment facility will also improve efficiency in current production process as well as provide necessary feedstock for asphalt production, a production line that we plan to add with 300,000 MT annual capacities to our current facility. Management believes that this expansion will increase sales by as much as US $298 million per year and result in approximately $30 million of additional annual profits.

Our current estimated schedule of our expansion plan is as follows:

•	Complete land purchase by September 30, 2010;
•	Commence construction in the quarter ended December 31, 2010;
•	Complete equipment installation by March 31, 2012;
•	Begin trial production in the quarter ended June 30, 2012;
•	Start full production and sales in the quarter ended September 30, 2012.

In order to expand our facility, we need to acquire use rights of additional land. In China, the government is responsible for overall land planning and they will often select a target company to maximize the benefits of land use for a particular area. We have been in regular communications with the Ningbo Municipal Government about the land use rights for approximately 1.2 million square feet of land adjacent to our current production facility. We submitted our application to the local government for a land bidding process slated on July 13, 2010 which is a necessary legal proceeding to acquire the land use rights in China. And we are the only bidder in this process because the land is well integrated with our existing site and no other bidder can make better use of the land than us. The bidding process was completed on August 13, 2010 and we received a written confirmation from the local government stating the land use rights have been granted to us on the same day. And we expect to enter into land use right transfer agreement with the local government in the near future.

The estimated cost of the expansion plans and the addition of asphalt development is approximately $78 million including $8 million for purchasing land, $20 million for facility construction, $40 million for new equipment and $10 million for working capital for the whole business. Compared with our original estimated cost of $90 million, there is a decrease of $12 million. The reduction is a result of lower estimated cost for the land purchase. The original estimated cost of land purchase was made when the market price for land was higher and the actual size of the land is smaller than we originally estimated.  However, the decrease in land size will not impact the construction of our expansion projects or the execution of our overall business strategy.

We received gross proceeds of $26.2 million from the Private Placement in April and May, 2010 with original plans to use $20 million of the net proceeds for the purchase of the land. Due to the decrease of the estimated cost of land purchase, we were able to allocate a greater percentage of the net proceeds received toward raw material purchases in the second quarter. We currently plan to use cash from operations and other sources to fund the purchase of the land use rights. We will also still need additional cash resources to fully execute our expansion plans. We plan to fund this proposed expansion through short-term borrowings, cash from operations and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to increase our production capacity and expand our business could be adversely affected.

SBS Project

In addition to our expansion plans, we are currently working on building new facility for producing Styrene-Butadience-Styrene (the “SBS”), one of the Styreneic Block Copolymers.  SBS is a product with high product margin with major application for footwear, adhesive, polymer modification and modified asphalt industries. The SBS facility will be built on the 1.2 million square feet land that we just received written confirmation for reservation from local government on August 13, 2010.  The construction may start in September, 2010 and will take approximately12 months to complete. The designed capacity of SBS will be 70,000 metric ton a year. China’s current domestic production capacity of SBS is approximately 600,000 tons a year with an estimated domestic demand of 750,000 tons (data source: http://www.cpi360.com/docpage/c419/200906/0603_419_546403.aspx which is set up by Eastern-China International P&C Net).

The total investment of the SBS facility is estimated to be $17.5 million.  We expect to start the trial run in the forth quarter of 2010 and commence the production in late 2010 or early 2011.  The SBS facility will generate approximately $107 million in sales and $10million in profit annually at full capacity.

Manufacturing and Sales

Our total production was 169,386 MT for the second quarter of 2010 and the revenue for the quarter totaled $132.0 million, based on the sale of 155,955 MT of petrochemical products, up 12% versus the first quarter of 2010. Due to lower market pricing; we decided to hold 24,000 MT of production in inventory which we anticipated selling in the third quarter of 2010, at a higher price. We also held over 27,400 tons of production as a result of a 15-day production shutdown due to a power grid upgraded by a local utility agency.

However, due to our low-cost and flexible manufacturing process, we are able to change the mix of raw materials and quality of products we produce based on market conditions. We have recently started using a greater amount of lower grade light oil in three of our seven production lines. This will allow us to significantly increase the amount of higher margin light aromatic products we produce without spending any additional capital expenditures to expand our production capacity.  Gross margin is expected to improve in the second half of the year due to improved production yields and favorable product mix and is expected to average 10% for the full year of 2010. First half gross margin was impacted by three factors:

•
Lower market prices due to a general economic slowdown: the European debt crisis that began in mid-May and extended to June drove down prices for all petrochemical products. The lower market prices together with higher historical inventory costs put the downward pressure on our margin.  We have seen prices start to rebound in late July.

•
Startup cost carryover: we have been ramping our production lines since the fourth quarter of 2009. We had 2009 startup costs carried over, resulting in approximately $1.8 million higher cost of goods sold at beginning of 2010. In addition, because the equipment, processes and workers are new, we have not been operating at optimal efficiency levels. The company continues to optimize product mix and improve efficiency and yield.

•
Temporary mandatory factory shutdown: in the months of March, May and June, we were forced to shut down all production lines due to a mandatory shutdown ordered by the local utility agency for power grid upgrade. Because we were forced to power down and subsequently power up our manufacturing facilities over several days, we lost a combined 23 days of production (8 days in the first quarter, 15 days in the second quarter), equating to 42,000 MT of production, approximately $33.8 million of revenues, $2.4 million in gross profit and $1.5 million in net income.

As previously stated, we decided to sell less than 100% of our production in the second quarter because we received lower prices during certain periods in the quarter. Up to date, we have sold over half of the inventory from the second quarter at higher prices than would have received had we sold toward the end of last quarter. We expect to sell the remainder of the inventory by the end of the third quarter. With a low-cost, flexible manufacturing facility and 100,000 MT of storage capacity, we will continue to adjust our selling strategies to maximize returns to our shareholders.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We cannot predict what future laws and regulations might be passed that can have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demands and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The Company did not record any provision for slow-moving and obsolete inventory as of June 30, 2010 and December 31, 2009.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Vehicles Furniture, machinery and equipment Buildings and improvements	5 years 5 to 10 years 45 years

Construction in progress primarily represents the renovation costs of plant, machinery and equipment. Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

Cost of repairs and maintenance is recorded as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the statements of operations.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” codified in FASB ASC Topic 360-10, we review the recoverability of our long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on our ability to recover the carrying value of our long-lived assets from expected future discounted cash flows. If the total of the expected future discounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

Intangible Assets

Intangible assets are stated at cost. Intangible assets with finite life are amortized over their estimated useful life using straight-line method. Impairment test is performed at least once a year to determine possible impairment loss. Estimated useful life of intangible assets is as follows:

Rights to use land Software Technology	15-50 years 10 years 9-20 years

Impairment of Intangible Assets

We apply the provisions of Financial Accounting Statement No. 142 “Goodwill and Other Intangible Assets”, codified in FASB ASC Topic 350, which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard, the Company tests these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated discounted future cash flows associated with it at a risk-free rate of interest. In any case the present value of the expected future net cash flows is less than the carrying value of the asset being evaluated; an impairment loss would be recognized. The impairment loss would be calculated at the amount by which the carrying value of the asset exceeds its fair value.

The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgments and actual results may differ from assumed and estimated amounts. Based on our review, we believes that, as of December 31, 2009 and 2008, there were no significant impairments of our intangible assets.

 Revenue Recognition

We derive our revenues primarily from sale of petrochemicals. In accordance with the provisions of Staff Accounting Bulletin No. 104, codified in FASB ASC Topic 480, revenue should not be recognized until it is realized or realizable and earned. Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. In this regard, our revenue is recognized when merchandise is received by customers or shipped by us pursuant to contractual terms of sales so that title and risk of loss passes to the customers and the collectibility is reasonably assured.

Research and Development

Research and development costs are expensed as incurred. Research and development costs for the three and six months ended June 30, 2010 and the years ended December 31, 2009 and 2008 were insignificant.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure for revenue recognition. The amendment modifies the criteria for recognizing revenue in multiple element arrangements. Under the guidance, in absence of vendor-specific objective evidence (“VSOE”) or other third party evidence (“TPE”) of the selling price for the deliverables in a multiple-element arrangement, this amendment requires companies to use an estimated selling price (“ESP”) for the individual deliverables.

On July 1, 2009, the FASB officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 (ASC 855-10-05) also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 (ASC 855-10-05) is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the year ended December 31, 2009. SFAS 165 (ASC 855-10-05) requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through February 23, 2010.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three and six months ended June 30, 2010 and 2009

	For the three months Ended June 30,		For the six months Ended June 30,
	2010	2009	2010	2009

Sales	$131,997,217	$--	$249,369,103	$--
Cost of sales	123,351,375	-	231,907,817	-
Gross profit	8,645,842	-	17,461,286	-

Operating expenses
Selling expenses	258,901	-	343,413	-
General and administrative expenses	1,088,256	709,161	1,893,788	1,236,593
Total operating expenses	1,347,157	709,161	2,237,201	1,236,593

Gain (loss) from operations	7,298,685	(709,161)	15,224,085	(1,236,593)

Other income (expenses):
Interest expense, net	(1,589,937)	(274,460)	(2,663,462)	(253,179)
Non-operating expenses	118,802	(138,257)	9,599	(140,906)
Total other expenses	(1,471,135)	(412,717)	12,570,222	(394,085)

Income (loss) before provision for income tax	5,827,550	(1,21,878)	1.914,946	(407,669)
Provision(benefit) for income tax	903.546	(280,469)	-	(407,669)
Income (net) loss	4,924,004	(841,408)	10,655,276	(1,223,008)
Other comprehensive income
Foreign currency translation adjustment	196,958	9,160	199,256	(4,478)

Comprehensive income (loss)	$5,120,962	$(832,248)	$10,854,532	$(1,227,486)

Sales: Our sales for the three months ended June 30, 2010 were approximately $131,997,000 as compared to sales of $-0- for the three months ended June 30, 2009. Our sales for the six months ended June 30, 2010 were approximately $249,369,000 as compared to sales of $-0- for the six months ended June 30, 2009.  The substantial increase in our sales was due to the start of trial production and distribution from September 2009 following completion of a long-term construction period that began in 2008.  Our manufacturing plant is currently operating at full capacity and has sold approximately 300,700 MT of petrochemicals products in the first six months of our 2010 fiscal year. The breakdown of volume by products sold is listed below.

Product	Total Sale for Jan. 2010 to Jun 2010 (Unit: Metric Ton)
BTX Light Aromatics	137,304
BTX Heavy Aromatics	71,246
LPG	8,413
MTBE and Others	45,328
Styrene	18,131
Propylene	20,278
Total	300,700

Cost of Sales: For the three months ended June 30, 2010, our cost of sales was approximately $123,351,000 as compared to no cost of sales for the same period in 2009. Our cost of sales was approximately $231,908,000 for the six months ended June 30, 2010 and we had no cost of sales for the same period in 2009.  Our cost of sales are primarily composed of the costs of raw materials (mainly heavy oil, benzene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The substantial increase in our cost of sales was due to the commencement of full scale production and distribution continuing from the fourth quarter of 2009.

Gross Profit: Gross profit for the three months ended June 30, 2010 was approximately $8,646,000 as compared to gross profit of $-0- for the comparable period in 2010. Our gross profit for the three months ended June 30, 2010 was due to the commencement of our production and sales activities.  For the six months ended June 30, 2010, we generated gross profit of approximately $17,461,000.  We had gross profit of $0 for the comparable period in 2009.  With the beginning of our normal production in the first quarter of year 2010, our cost of sales was lower than our revenue and we generated positive gross profit.  We believe that we are beginning to capitalize on the investment in our infrastructure and this trend will continue during the remainder of our 2010 fiscal year and beyond. Management is looking to improve overall gross margin through higher production yield and favorable product mix.  In the first six months of 2010, we experienced 23 days of loss of production due to power grid upgrade enforced by local utility agency. This has led to approximately $1.5 million loss in net profit.

Operating Expenses: Operating expenses including selling expenses, general and administrative expenses were approximately $1,347,000 for the three months ended June 30, 2010 as compared to roughly $709,000 for the same period in 2009, an increase of $638,000 or approximately 90%. Selling expenses were approximately $259,000 for the three months ended June 30, 2010 compared to selling expenses of $-0- for the comparable period in 2009. General and administrative expenses were approximately $1,088,000 for the three months ended June 30, 2010 compared to approximately $709,000 for the comparable period in 2009. The increase of these major expenses was mainly due to our commencement of production and distribution activities.

For the six months ended June 30, 2010, operating expenses including selling expenses, and general and administrative expenses, were approximately $2,237,000 as compared to roughly $1,237,000 for the comparable period in 2009.  This was an increase of about $1,000,000 or almost 80%. Selling expenses were approximately $343,000 for the six months ended June 30, 2010, compared to selling expenses of $-0- for the comparable period in 2009. General and administrative expenses were roughly $1,894,000 and $1,237,000 for the six months ended March 31, 2010 and 2009, respectively. The increase of these major expenses was due to our commencement of production and distribution activities.  Management expects that general and administrative expenses may continue to rise as we expand operations.  Some of this expected increase will likely be due to various public company expenses including issuing stock options, stock compensations and legal expenses.

Interest Expense: Interest expense for the three months ended June 30, 2010 was roughly $1,590,000 compared to interest expense of $274,000 for the three months ended June 30, 2009. The increase in interest expense was primarily due to the significant increase of our short-term bank loans borrowed in 2009 and 2010 which were used to fund our working capital at the beginning of our production and distribution. For the six months ending June 30, 2010, interest expense was roughly $2,663,000 as compared to interest income of approximately $253,000 for the comparable period in 2009. The increase in interest expense was primarily due to the significant increase of our short-term bank loans borrowed in 2009 and 2010 which were used to fund our working capital at the beginning of our production and distribution. As we move forward with full operations and production, management believes that the interest expense will be less in remainder of 2010 fiscal year.  However, interest expense could increase in future years if we are forced to fund most of our expansion plans via debt as opposed to additional equity and/or reinvestment of profits.

Net Income/loss: Net income for the three months ended June 30, 2010 was approximately $4,924,000 compared to net loss of $841,000 for the three months ended June 30, 2009, an increase of roughly $5,794,000. Net income for the six months ending June 30, 2010 was approximately $10,655,000 as compared to a net loss of approximately $1,223,000 in the same period in 2009.  This increase was the result of the beginning of normal operations in 2010. Management believes that this trend will continue during our 2010 fiscal year and beyond.

Foreign Currency Translation Adjustment:  Our reporting currency is U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period while assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $197,000 for the three months ended June 30, 2010. The balance sheet amounts with the exception of equity at June 30, 2010 and December 31, 2009 were translated both at RMB 6.789 and RMB 6.817 to 1.00 U.S. dollar. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended June 30, 2010 and 2009 were RMB 6.833 and RMB 6.840 to 1.00 U.S. dollar.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $199,000 for the six months end June 30, 2010. The balance sheet amounts with the exception of equity at June 30, 2010 were translated at RMB 6.789 to 1.00 U.S. dollar. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended June 30, 2010 and 2009 were RMB 6.817 and RMB 6.823 to 1.00 U.S. dollar.

Financial Outlook for 2010: After a review of our business plan, sales and marketing efforts and expansion plans, we expect to generate sales of approximately US$550 million and net profit of approximately US$36 million in 2010. Gross margins are expected to improve in the second half of the year due to improved production yields and favorable product mix. This projection assumes average annual sales volume of 660,000 MT of petrochemical product sales in 2010.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ending June 30,
	2010	2009

Net cash provided by (used in) operating activities	14,415,142	(5,415,543)
Net cash used in investing activities	(16,015,980)	(25,770,639)
Net cash provided by financing activities	(6,944,001)	40,657,038

Net cash provided by operating activities was roughly $14,415,000 for the six months ending June 30, 2010 as compared to net cash used in operations of approximately $5,416,000 for the same period in 2009. The increase in cash provided by operations was primarily due to the beginning of normal production and distribution.  During 2009, we were in the final stages of completing our long-term construction period and had yet to begin normal operations.

Net cash used in investing activities was approximately $16,016,000 and $25,771,000 for the six months ending June 30, 2010 and 2009. During 2010, net cash used in investing activities was primarily focused on payments for the infrastructure construction. During 2009, we were still in the final part of our development stage in which large amounts of money were continuously invested in building construction and equipment installation. As we move forward with our Expansion Plans, it is expected net cash used in investing activities could increase in the second half of our 2010 fiscal year including $9 million payment for the initial construction cost of the expansion project, $8 million for land purchases and $15 million for payments of previous construction costs.

Net cash used in financing activities amounted to approximately $6,944,000 for the six month ended June 30, 2010.   For the six months ended June 30, 2010, net cash provided by financing activities amounted to approximately $40,657,000 for the same period in 2009. The increase in net cash used was mainly the result of letter of credit deposit for purchase of imported raw materials. In 2009, the net cash provided by financing activities was primarily the result of short-term bank Loans.

We have entered into loan agreements with our primary lenders including but not limited to Bank of China, China Construction Bank and Agricultural Bank of China under which we have term loans. As of June 30, 2010, we had an aggregate principal amount of approximately $83,961,000 outstanding under the loan agreements, with maturity dates from July 2010 to May 2011 and interest rates from 4.46% to 5.31% per annum. The loan agreements contain customary affirmative and negative covenants and are mainly guaranteed by third parties and individual persons or secured by a lien on our property and equipment. Historically, all debts due have been paid back by the Company in a timely manner.  All Short-Term Bank Loans are revolving loans whose terms (at due date of payment) are extended by the lender.  As of June 30, 2010, we were in material compliance with the terms of our loan agreements.  As such, management expects all unpaid loan balances will be extended at due date.

At June 30, 2010, we had a cash balance of approximately $39,331,000.  Prior to the completion of our initial preferred stock financing, working capital had been primarily financed with various forms of short and long bank loan as outlined above.   As of June 30, 2010, we had retained deficit of roughly $9,543 as compared to a retained deficit of approximately $10,665,000 as of December 31, 2009.

In order to develop our business to meet the increasing customer purchase orders, our management team has made plans to expand our manufacturing capacity to include a raw material pre-treatment facility, additional storage capacity and an asphalt production facility.  The estimated overall cost of Expansion Plans and the addition of asphalt development is approximately $78 million including $8 million for purchasing land, $20 million for facility construction, $40 million for new equipment and $10 million for working capital for the whole business. In addition, we plan to build a new facility to produce SBS, a high margin product with major application for footwear, adhesive, polymer modification and modified asphalt industries. The estimated overall cost of SBS project is around $17.5 million.

We plan to be funded the aforementioned expansion projects through short-term borrowings, cash from operations and potential equity financing. However, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including but not limited to:

•	investors’ perception of, and demand for, securities of petrochemical manufacturing and supply companies;
•	conditions of the U.S. and other capital markets in which we may seek to raise funds;
•	our future results of operations, financial condition and cash flow;
•	PRC governmental regulation of foreign investment in petrochemical manufacturing companies in China;
•	economic, political and other conditions in China; and
•	PRC governmental policies relating to foreign currency borrowings.

If we are unable to obtain funding with acceptable terms, or at all, our ability to increase our production capacity and expand our business could be adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

During the fiscal years ended December 31, 2009 and 2008, and subsequent interim period ended March 31, 2010 and through the date of dismissal, we did not experience any reportable events, except that in its letter to us in 2009 pursuant to “Statement on Auditing Standards (SAS) 112: Communicating Internal Control Related Matters,” Hall, our former auditor,  identified the following material weakness of our internal controls, which constitute a reportable event under Item 304(a)(1)(v) of Regulation S-K:

●	Reliance on financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions;
●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

On April 22, 2010, Silver Pearl entered into a Share Exchange Agreement, by and among Keyuan International Group Limited (“Keyuan International”), a company organized under the laws of the British Virgin Islands, Delight Reward Limited, the sole shareholder of Keyuan International and a company organized under the laws of the British Virgin Islands (the “Keyuan International Shareholder”), and Denise D. Smith, our former principal stockholder (“Smith”). Pursuant to the terms of the Exchange Agreement, the Keyuan International Shareholder transferred to us all of the issued and outstanding ordinary shares of Keyuan International (the “Keyuan International Shares”) in exchange for the issuance of 47,658 shares of our Series M preferred stock, par value $0.001 per share (the “Series M Preferred Stock”) (such transaction is sometimes referred to herein as the “Share Exchange”). The Series M shares vote with the common stock on an as converted basis and are convertible into 47,658,000 shares of common stock upon the Company’s shareholders approving an increase in authorized common stock to at least 100,000,000 shares. As a result of the Share Exchange, we are now the holding company of Keyuan Plastics Co., Ltd., the operating subsidiary of Keyuan International organized in the People’s Republic of China (“China” or the “PRC”) and engaged in manufacturing and supplying various petrochemical products in China.

The Share Exchange resulted in a change-in-control of Silver Pearl as the Company’s shareholders have acquired the majority ownership of the combined entity. As a result, the accounting staff of our operating entity in China became the primary accounting staff of our company. In order to remedy our accounting staff’s lack of knowledge of U.S. accounting standards and requirements, we hired a CFO with significant U.S. accounting and finance experience. Our CFO and our accounting staff are working on documenting our internal controls and we expect such documentation to be complete in 2010. Testing of internal controls will be conducted thereafter. If our market capitalization exceeds $75 million in 2011, we will be required to be in compliance with the Sarbanes-Oxley Act Section 404 in the fiscal year of 2011. However our CFO and accounting staff have already taken actions to start our Sarbanes-Oxley Action 404 compliance project. We expect this compliance project will enhance the Company’s internal controls significantly. We are also looking to fill additional financial staff positions. Specifically, we believe that one or more accounting staff trained in U.S. GAAP would improve our controls and procedures, specifically with regard to the preparation of our financial statements. Finally, we have recently appointed an audit committee comprised of independent members of our board of directors, including an audit committee chairman, whom we believe to meet the SEC’s definition of a “financial expert” in the Sarbanes-Oxley Act Section 406 and 407. We believe that the increased oversight and experience provided by the audit committee will assist us in the establishment and oversight of our controls and procedures. Although we believe that these corrective steps will remediate the material weaknesses discussed above when all of the additional financial staff positions are filled, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in our internal control. We cannot make assurances that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)             Not Applicable.

(b)             Not Applicable.

(c )            Not Applicable

ITEM 3. Defaults upon Senior Securities

(a)             Not Applicable.

(b)             Not Applicable.

ITEM 4.  (Removed and Reserved)

ITEM 5. OTHER INFORMATION

(a)             Not applicable.

(b)             Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit No.	Document

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No.1 to Form S-1 filed on July 23, 2010).

3.2	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2010)

3.3	Amended Bylaws of Keyuan Petrochemicals, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 7, 2010)

31.1	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2010	Keyuan Petrochemicals, Inc.

By: /s/ Chunfeng Tao
Chunfeng Tao
Chief Executive Officer & President

By: /s/ Aichun Li
Aichun Li Chief Financial Officer