Form 10-Q/A
period 2010-06-30
Keyuan Petrochemicals, Inc.
filed 2010-09-27
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q /A

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

Explanatory Note: We are filing this amendment to our Quarterly Report on Form 10-Q to respond to SEC Comments dated September 16, 2010.

Except as described above, we have not modified or updated disclosures presented in the original Form 10-Q in this amendment. Accordingly, this amendment does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures, including the exhibits to the original Form 10-Q, affected by subsequent events. As such, this Amendment continues to speak as of August 16, 2010 (the date the original Form 10-Q was filed with the SEC). Accordingly, this amendment should be read in conjunction with the original Form 10-Q and our other reports filed with the SEC subsequent to the filing of our original Form 10-Q, including any amendments to those filings.

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

/s/ PATRIZIO & ZHAO, LLC
Parsippany, New Jersey
August 6, 2010

Consolidated Balance Sheets
	June 30,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,522,675	$14,030,655
Restricted cash	33,808,001	6,012,690
Trade notes receivable	10,338,534	400,491
Inventories	67,500,925	32,595,045
Advance payments	13,663,490	7,417,202
Prepaid tax expense	26,555,299	15,263,949
Due from unrelated parties	-	1,068,741
Deferred tax assets	1,578,274	3,486,922
Other current assets	476,672	581,706
Total current assets	159,443,870	80,857,401

Property, plant and equipment, net	130,367,038	131,824,617

Other assets
Intangible assets, net	6,408,044	6,378,316

Total assets	$296,218,952	$219,060,334

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable – trade and accrued expenses	$60,422,125	$2,888,860
Accounts payable – construction related	30,633,675	45,374,656
Short-term bank loans	83,961,000	82,885,500
Current portion of long-term debt	20,180,100	7,628,400
Trade notes payable	19,001,700	13,719,134
Advance from customers	13,526,054	16,549,644
Due to former shareholder	-	733,500
Due to unrelated parties	-	953,550
Other current liabilities	311,718	290,631
Total current liabilities	228,036,372	171,023,875

Long-term debt	23,568,000	37,408,500

Total liabilities	251,604,372	208,432,375

Stockholders’ equity:
Series A preferred stock, $0.001 par value, 20,000,000 shares authorized, 6,738,336 shares issued and outstanding at
June 30, 2010	6,738	-
Series M preferred stock, $0.001 par value, 47,658 shares
authorized, issued and outstanding at June 30, 2010	48	48
Common stock, $0.001 par value, 50,000,000 shares authorized,
3,181,504 issued and outstanding at June 30,2010	3,182	-
Additional paid-in capital	43,352,118	20,229,949
Accumulated deficit	(9,543)	(10,664,819)
Accumulated other comprehensive income	1,262,037	1,062,781
Total stockholders’ equity	44,614,580	10,627,959

Total liabilities and stockholders' equity	$296,218,952	$219,060,334

See accompanying notes to financial statements.

Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Sales	$131,997,217	$-	$249,369,103	$-

Cost of sales	123,351,375	-	231,907,817	-

Gross profit	8,645,842	-	17,461,286	-

Operating expenses
Selling expenses	258,901	-	343,413	-
General and administrative expenses	1,088,256	709,161	1,893,788	1,236,593
Total operating expenses	1,347,157	709,161	2,237,201	1,236,593

Income (loss) from operations	7,298,685	(709,161)	15,224,085	(1,236,593)

Other income (expenses):
Interest expense, net	(1,589,937)	(274,460)	(2,663,462)	(253,179)
Non-operating income (expenses)	118,802	(138,257)	9,599	(140,906)
Total other income (expenses)	(1,471,135)	(412,717)	(2,653,863)	(394,085)

Income (loss) before provision for income
taxes	5,827,550	(1,121,878)	12,570,222	(1,630,678)

Provision (benefit) for income taxes
Current	903,546	(280,470)	1,914,946	(407,670)
Deferred	-	-	-	-
Total	903,546	(280,470)	1,914,946	(407,670)

Net Income (loss)	4,924,004	(841,408)	10,655,276	(1,223,008)

Other comprehensive income
Foreign currency translation adjustment	196,958	9,160	199,256	(4,478)

Comprehensive Income (loss)	$5,120,962	$(832,248)	$10,854,532	$(1,227,486)

Basic earnings (loss) per common share	$2,06	$0.00	$8.88	$0.00
Diluted earnings (loss) per common share	$0.09	$0.00	$0.21	$0.00

Weighted average number of common shares
outstanding
Basic	2,387,451	-	1,200,321	-
Diluted	54,930,660	-	51,314,420	-

See accompanying notes to financial statements.

KEYUAN INTERNATIONAL GROUP LTD

Consolidated Statements of Stockholders’ Equity

									Accumulated
	Series M		Series A		Common	Common	Additional	Retained	other	Total
	Preferred Stock		Preferred Stock		Stock	Stock	Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	(Deficit)	Income	Equity

Balance at December 31, 2008	47,658	48			-	-	$10,529,952	$(1,831,750)	$1,046,790	$9,745,040

Additional paid -in capital						-	9,699,997	-	-	9,699,997

Net loss						-	-	(8,833,069)	-	(8,833,069)

Other comprehensive income						-	-	-	15,991	15,991

Balance at December 31, 2009	47,658	$48				$-	$20,229,949	$(10,664,819)	$1,062,781	$10,627,959

Effect of reverse acquisition					2,432,800	$2,433	$(2,433)

Escrow share arrangement (see note 22)							11,900,000			11,900,000

Shares issued in private placement			6,738,336	6,738	748,704	749	10,824,902			10,832,389

Warrants issued in private placement							179,700			179,700

Additional paid -in capital						-	220,000	-	-	220,000

Net income						-	-	10,655,276	-	10,655,276

Other comprehensive income						-	-	-	199,256	199,256

Balance at June 30, 2010	47,658	$48	6,738,336	6,738	3,181,504	$3,182	$43,352,118	$(9,543)	$1,262,037	$44,614,580

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

	For the Three Months Ended June 30,
	2010	2009

Net income (loss)	$4,924,004	$(841,408)

Weighted average common shares
(denominator for basic earnings per share)	2,387,451	-

Effect of dilutive securities:
Convertible preferred stock	52,543,208	-

Weighted average common shares
(denominator for diluted earnings per share)	54,930,660	-

Basic earnings (loss) per share	$2.06	$-
Diluted earnings (loss) per share	$0.09	$-

	For the Six Months Ended June 30,
	2010	2009

Net income (loss)	$10,655,276	$(1,223,008)

Weighted average common shares
(denominator for basic earnings per share)	1,200,321	-

Effect of dilutive securities:
Convertible preferred stock	50,114,099	-

Weighted average common shares
(denominator for diluted earnings per share)	51,314,420	-

Basic earnings (loss) per share	$8.88	$-
Diluted earnings (loss) per share	$0.21	$-

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

Preferred Stock

The Board is authorized, without further action by the shareholders, to issue, from time to time, up to 20,000,000 shares of preferred stock in one or more classes or series. Similarly, the Board will be authorized to fix or alter the designations, powers, preferences, and the number of shares which constitute each such class or series of preferred stock. Such designations, powers or preferences may include, without limitation, dividend rights (and whether dividends are cumulative), conversion rights, if any, voting rights (including the number of votes, if any, per share), redemption rights (including sinking fund provisions, if any), and liquidation preferences of any unissued shares or wholly unissued series of preferred stock. As of the date hereof, the Board has designated two classes of Preferred Stock, consisting of Series M Preferred Stock and Series A Preferred Stock and does not have any current intention to designate any other class of preferred stock.

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three and six months ended June 30, 2010 and 2009

	For the three months Ended June 30,		For the six months Ended June 30,
	2010	2009	2010	2009

Sales	$131,997,217	$--	$249,369,103	$--
Cost of sales	123,351,375	-	231,907,817	-
Gross profit	8,645,842	-	17,461,286	-

Operating expenses
Selling expenses	258,901	-	343,413	-
General and administrative expenses	1,088,256	709,161	1,893,788	1,236,593
Total operating expenses	1,347,157	709,161	2,237,201	1,236,593

Gain (loss) from operations	7,298,685	(709,161)	15,224,085	(1,236,593)

Other income (expenses):
Interest expense, net	(1,589,937)	(274,460)	(2,663,462)	(253,179)
Non-operating expenses	118,802	(138,257)	9,599	(140,906)
Total other expenses	(1,471,135)	(412,717)	(2,653,863)	(394,085)

Income (loss) before provision for income tax	5,827,550	(1,121,878)	12,570,222	1,630,678)
Provision(benefit) for income tax	903,546	(280,470)	1,914,946	(407,670)
Income (net) loss	4,924,004	(841,408)	10,655,276	(1,223,008)
Other comprehensive income
Foreign currency translation adjustment	196,958	9,160	199,256	(4,478)

Comprehensive income (loss)	$5,120,962	$(832,248)	$10,854,532	$(1,227,486)

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

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q /A relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: September 27 , 2010	Keyuan Petrochemicals, Inc.

By: /s/ Chunfeng Tao
Chunfeng Tao
Chief Executive Officer & President

By: /s/ Aichun Li
Aichun Li Chief Financial Officer

By: /s/ Weifeng Xue
Weifeng Xue
Vice President of Accounting