Form 10-Q/A
period 2010-06-30
Keyuan Petrochemicals, Inc.
filed 2010-10-15
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A 2

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

We have reviewed the accompanying consolidated balance sheet of Keyuan Petrochemicals, Inc. (the “Company”) as of June 30, 2010, and the related consolidated statements of operations and comprehensive income (loss) for the three months and six months ended June 30, 2010 and 2009, consolidated statements of stockholders’ equity for the six months ended June 30, 2010 , and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ PATRIZIO & ZHAO, LLC
Parsippany, New Jersey
August  10 , 2010
  (Except for the Consolidated Statements of Stockholders’ Equity
and Note 24 as to which the date is October 15, 2010)

Consolidated Balance Sheets
	June 30,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,522,675	$14,030,655
Restricted cash	33,808,001	6,012,690
Trade notes receivable	10,338,534	400,491
Inventories	67,500,925	32,595,045
Advance payments	13,663,490	7,417,202
Prepaid tax expense	26,555,299	15,263,949
Due from unrelated parties	-	1,068,741
Deferred tax assets	1,578,274	3,486,922
Other current assets	476,672	581,706
Total current assets	159,443,870	80,857,401

Property, plant and equipment, net	130,367,038	131,824,617

Other assets
Intangible assets, net	6,408,044	6,378,316

Total assets	$296,218,952	$219,060,334

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable – trade and accrued expenses	$60,422,125	$2,888,860
Accounts payable – construction related	30,633,675	45,374,656
Short-term bank loans	83,961,000	82,885,500
Current portion of long-term debt	20,180,100	7,628,400
Trade notes payable	19,001,700	13,719,134
Advance from customers	13,526,054	16,549,644
Due to former shareholder	-	733,500
Due to unrelated parties	-	953,550
Other current liabilities	311,718	290,631
Total current liabilities	228,036,372	171,023,875

Long-term debt	23,568,000	37,408,500

Total liabilities	251,604,372	208,432,375

Stockholders’ equity:
Series A preferred stock, $0.001 par value, 20,000,000 shares authorized, 6,738,336 shares issued and outstanding at
June 30, 2010	6,738	-
Series M preferred stock, $0.001 par value, 47,658 shares
authorized, issued and outstanding at June 30, 2010	48	48
Common stock, $0.001 par value, 50,000,000 shares authorized,
3,181,504 issued and outstanding at June 30,2010	3,182	-
Additional paid-in capital	43,352,118	20,229,949
Accumulated deficit	(9,543)	(10,664,819)
Accumulated other comprehensive income	1,262,037	1,062,781
Total stockholders’ equity	44,614,580	10,627,959

Total liabilities and stockholders' equity	$296,218,952	$219,060,334

See accompanying notes to financial statements.

Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Sales	$131,997,217	$-	$249,369,103	$-

Cost of sales	123,351,375	-	231,907,817	-

Gross profit	8,645,842	-	17,461,286	-

Operating expenses
Selling expenses	258,901	-	343,413	-
General and administrative expenses	1,088,256	709,161	1,893,788	1,236,593
Total operating expenses	1,347,157	709,161	2,237,201	1,236,593

Income (loss) from operations	7,298,685	(709,161)	15,224,085	(1,236,593)

Other income (expenses):
Interest expense, net	(1,589,937)	(274,460)	(2,663,462)	(253,179)
Non-operating income (expenses)	118,802	(138,257)	9,599	(140,906)
Total other income (expenses)	(1,471,135)	(412,717)	(2,653,863)	(394,085)

Income (loss) before provision for income
taxes	5,827,550	(1,121,878)	12,570,222	(1,630,678)

Provision (benefit) for income taxes
Current	903,546	(280,470)	1,914,946	(407,670)
Deferred	-	-	-	-
Total	903,546	(280,470)	1,914,946	(407,670)

Net Income (loss)	4,924,004	(841,408)	10,655,276	(1,223,008)

Other comprehensive income
Foreign currency translation adjustment	196,958	9,160	199,256	(4,478)

Comprehensive Income (loss)	$5,120,962	$(832,248)	$10,854,532	$(1,227,486)

Basic earnings (loss) per common share	$2,06	$0.00	$8.88	$0.00
Diluted earnings (loss) per common share	$0.09	$0.00	$0.21	$0.00

Weighted average number of common shares
outstanding
Basic	2,387,451	-	1,200,321	-
Diluted	54,930,660	-	51,314,420	-

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

On April 22, 2010, Silver Pearl entered into a Share Exchange Agreement, by and among Keyuan International Group Limited (“Keyuan International”), a company organized under the laws of the British Virgin Islands, Delight Reward Limited, the sole shareholder of Keyuan International and a company organized under the laws of the British Virgin Islands (the “Keyuan International Shareholder”), and Denise D. Smith, our former principal stockholder (“Smith”). Pursuant to the terms of the Exchange Agreement, the Keyuan International Shareholder transferred to us all of the issued and outstanding ordinary shares of Keyuan International (the “Keyuan International Shares”) in exchange for the issuance of 47,658 shares of our Series M preferred stock, par value $0.001 per share (the “Series M Preferred Stock”) (such transaction is sometimes referred to herein as the “Share Exchange”). The Series M shares vote with the common stock on an as converted basis and are convertible into 47,658,000 shares of common stock upon the Company’s shareholders approving an increase in authorized common stock to at least 100,000,000 shares. As a result of the Share Exchange, we are now the holding company of Keyuan Plastics Co., Ltd., the operating subsidiary of Keyuan International organized in the People’s Republic of China (“China” or the “PRC”) and engaged in manufacturing and supplying various petrochemical products in China. The Share Exchange also caused a change-in-control of Silver Pearl as the Company’s shareholders have acquired the majority ownership of the combined entity. As a result, the accounting staff of our operating entity in China became the primary accounting staff of our company.

As of June 30, 2010, considering the material weaknesses identified in our internal control, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was designed to evaluate if our disclosure control and procedures provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and that the information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, our management including our Chief Executive Officer and Chief Financial Officer,  concluded that that the disclosure controls and procedures are effective as the date of June 30, 2010 in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.. This conclusion was based on the following factors as the date of June 30, 2010:

a)
We had a much expanded accounting team and employee base in our operating entity in China that allows for segregation of duties necessary for a good system of internal control. For example, our accounting staff had one Chief Financial Officer, one Vice President of Accounting, two accounting managers, and nine accountants responsible for four different accounting functions: financial accounting, cost accounting, capital/fund management and data analysis. The expansion of our team not only allowed the proper segregation of duties, but also allowed implementation of proper review processes necessary for ensuring the accuracy of financial data used in preparing financial statements.

b)
We had improved our accounting staff’s knowledge of U.S. accounting standards and requirements by hiring a CFO with significant U.S. accounting and finance experience and a bi-lingual accounting manager with significant financial reporting experience. As a result, we were able to prepare and review certain important accounting transactions and disclosures internally rather than relying on outside consultants.

c)
Finally, we have recently appointed an audit committee comprised of independent members of our board of directors, including an audit committee chairman, whom we believe to meet the SEC’s definition of a “financial expert” in the Sarbanes-Oxley Act Section 406 and 407. We concluded that increased oversight and experience provided by the audit committee assisted us in the establishment and oversight of our controls and procedures.

In addition, our CFO and our accounting staff are currently working on documenting our internal controls and we expect such documentation to be complete in 2010 and we plan testing of internal controls thereafter. If our market capitalization exceeds $75 million in 2011, we will be required to be in compliance with the Sarbanes-Oxley Act Section 404 in the fiscal year of 2011. However our CFO and accounting staff have already taken actions to start our Sarbanes-Oxley Action 404 compliance project. We expect this compliance project will enhance the Company’s internal controls significantly. We are also looking to fill additional financial staff positions. Specifically, we believe that additional accounting staff trained in U.S. GAAP would improve our controls and procedures, specifically with regard to the preparation of our financial statements. Finally, we have recently appointed an audit committee comprised of independent members of our board of directors, including an audit committee chairman, whom we believe to meet the SEC’s definition of a “financial expert” in the Sarbanes-Oxley Act Section 406 and 407. We believe that the increased oversight and experience provided by the audit committee will assist us in the establishment and oversight of our controls and procedures. Although we believe that these corrective steps will remediate the material weaknesses discussed above when all of the additional financial staff positions are filled, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in our internal control. We cannot make assurances that we will not identify additional material weaknesses in our internal control over financial reporting in the future.”

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q/A relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)             Not Applicable.

(b)             Not Applicable.

(c )            Not Applicable

ITEM 3. Defaults upon Senior Securities

(a)             Not Applicable.

(b)             Not Applicable.

ITEM 4.  (Removed and Reserved)

ITEM 5. OTHER INFORMATION

(a)             Not applicable.

(b)             Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit No.	Document

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No.1 to Form S-1 filed on July 23, 2010).

3.2	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2010)

3.3	Amended Bylaws of Keyuan Petrochemicals, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 7, 2010)

31.1	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15 , 2010	Keyuan Petrochemicals, Inc.

By: /s/ Chunfeng Tao
Chunfeng Tao
Chief Executive Officer & President

By: /s/ Aichun Li
Aichun Li Chief Financial Officer

By: /s/ Weifeng Xue
Weifeng Xue
Vice President of Accounting