Form 10-Q
period 2010-09-30
Keyuan Petrochemicals, Inc.
filed 2010-11-15
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 13, 2010, there were 5,923,191 shares of Common Stock, par value $0.001 outstanding, 5,400,010 shares of Series B Preferred Stock, par value is $.001outstanding, 47,658 shares of Series M Preferred Stock, par value $.001 outstanding.

PART I – FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Keyuan Petrochemicals, Inc.

We have reviewed the accompanying consolidated balance sheet of Keyuan Petrochemicals, Inc. (the “Company”) as of September 30, 2010, and the related consolidated statements of operations and comprehensive income (loss) for the three months and nine months ended September 30, 2010 and 2009, and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ PATRIZIO & ZHAO, LLC
Parsippany, New Jersey
November 15, 2010

KEYUAN PETROCHEMICALS, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$44,932,623	$14,030,655
Restricted cash	68,422,905	6,012,690
Trade notes receivable	3,292,506	400,491
Inventories	77,135,949	32,595,045
Advance payments	18,173,457	7,417,202
Prepaid taxes	29,617,022	15,263,949
Tax rebate receivable	8,171,637	-
Due from unrelated parties	-	1,068,741
Deferred tax assets	105,631	3,486,922
Other current assets	379,515	581,706
Total current assets	250,231,245	80,857,401

Property, plant and equipment, net	129,086,205	131,824,617

Intangibles, net	12,256,149	6,378,316

Total assets	$391,573,599	$219,060,334

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable – trade and accrued expenses	$57,040,944	$2,888,860
Accounts payable – construction related	21,625,440	45,374,656
Short-term bank loans	123,104,239	82,885,500
Notes payable	52,844,100	13,719,134
Current portion of long-term bank loans	20,508,900	7,628,400
Advances from customers	23,151,303	16,549,644
Dividend payable	694,784	-
Due to former shareholder	-	733,500
Due to unrelated parties	-	953,550
Other current liabilities	272,797	290,631
Total current liabilities	299,242,507	171,023,875

Long-term bank loans	19,461,000	37,408,500

Total liabilities	318,703,507	208,432,375

Stockholders’ equity:
Series A preferred stock, $0.001 par value, 20,000,000 shares authorized, 6,738,336 shares issued and outstanding at
September 30, 2010	6,738	-
Series B preferred stock, $0.001 par value, 20,000,000 shares authorized, 5,400,010 shares issued and outstanding at
September 30, 2010	5,400	-
Series M preferred stock, $0.001 par value, 47,658 shares
authorized, issued and outstanding at September 30, 2010	48	48
Common stock, $0.001 par value, 50,000,000 shares authorized,
3,181,504 issued and outstanding at September 30,2010	3,182	-
Additional paid-in capital	62,428,778	20,229,949
Retained earnings (deficit)	7,187,770	(10,664,819)
Accumulated other comprehensive income	3,238,176	1,062,781
Total stockholders’ equity	72,870,092	10,627,959

Total liabilities and stockholders' equity	$391,573,599	$219,060,334

KEYUAN PETROCHEMICALS, INC.

Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Sales	$151,343,966	$7,362,101	$400,713,069	$7,362,101

Cost of sales	138,277,229	6,091,133	370,185,046	6,091,133

Gross profit	13,066,737	1,270,968	30,528,023	1,270,968

Operating expenses
Selling expenses	97,871	3,404	441,284	3,404
General and administrative expenses	1,645,321	839,699	3,539,109	2,076,292
Total operating expenses	1,743,192	843,103	3,980,393	2,079,696

Income (loss) from operations	11,323,545	427,865	26,547,630	(808,728)

Other income (expenses):
Interest expense, net	(3,850,777)	(568,242)	(6,514,240)	(821,422)
Non-operating income (expense)	1,897,007	(86,426)	1,906,606	(227,332)
Total other expenses	(1,953,770)	(654,668)	(4,607,634)	(1,048,754)

Income (loss) before provision for income Taxes	9,369,775	(226,803)	21,939,996	(1,857,482)

Provision (benefit) for income taxes
Current tax provision	1,477,677	-	3,392,623
Deferred tax benefit		(56,700)	-	(464,370)
Total	1,477,677	(56,700)	3,392,623	(464,370)

Net Income (loss)	7,892,098	(170,103)	18,547,373	(1,393,112)

Other comprehensive income
Foreign currency translation adjustment	1,976,139	24,841	2,175,395	20,363

Comprehensive Income (loss)	$9,868,237	$(145,262)	$20,722,768	$(1,372,749)

Basic earnings per common share	$2.26	$0.00	$9.56	$0.00
Diluted earnings per common share	$0.14	$0.00	$0.35	$0.00

Weighted average number of common shares outstanding
Basic	3,181,504	-	1,867,972	-
Diluted	57,948,173		53,609,751	-

KEYUAN PETROCHEMICALS, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$18,547,373	$(1,393,112)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Share-based payments	132,828	-
Depreciation and amortization	6,374,361	270,183
Deferred tax assets	3,392,689	(464,370)
Changes in current assets and current liabilities:
Notes receivable	(2,833,738)	-
Inventories	(43,112,327)	(29,215,139)
Advance payments for raw materials	(10,420,393)	-
Prepaid taxes	(13,655,138)	(11,200,246)
Tax refund receivable	(8,171,637)	-
Other current assets	209,357	(349,133)
Accounts payable – trade and accrued expenses	53,154,501	(44,994)
Advances from customers	6,154,441	3,026,569
Dividends payable	694,784	-
Other current liabilities	(22,713)	4,839,897
Total adjustments	(8,102,985)	(33,137,233)

Net cash provided by (used in) operating activities	10,444,388	(34,530,345)

Cash flows from investing activities:
Advance payments for construction in progress	-	(9,982,433)
Due from unrelated parties	1,071,478	-
Additions to property and equipment	(781,468)	(53,220,371)
Additions to intangible assets	(5,900,639)	(51,307)
Accounts payable – construction related	(24,248,530)	15,816,422

Net cash used in investing activities	(29,859,159)	(47,437,689)

Cash flows from financing activities:
Restricted cash	(61,205,447)	(2,661,048)
Proceeds from short-term bank loans	37,854,656	66,698,450
Proceeds from bank notes	38,169,758	7,329,500
Due to former shareholder	(735,500)	5,703,007
Due to unrelated parties	(956,150)	-
Repayment of long-term bank loans	(5,884,000)	-
Capital contribution in cash	-	9,650,000
Proceeds from issuance of preferred stock and warrants	42,081,321	-
Preferred stock dividends declared	(694,784)	-

Net cash provided by financing activities	48,629,854	86,719,909

Effect of foreign currency translation on cash	1,686,885	3,565

Net increase in cash and cash equivalents	30,901,968	4,755,440

Cash and cash equivalents – beginning of period	14,030,655	9,094,537

Cash and cash equivalents – ending of period	$44,932,623	$13,849,977

Note 1 – Organization and Description of Business

Keyuan Petrochemicals, Inc, formerly known as Silver Pearl Enterprises, Inc. (“Silver Pearl”), a public shell company as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, was established under the laws of Texas on May 4, 2004. The accompanying consolidated financial statements include the financial statements of Keyuan Petrochemicals, Inc. and its subsidiaries (the “Company” or “we” or “us”). The Company’s primary business involves researching, manufacturing, and selling petrochemical products.

On April 22, 2010, Silver Pearl entered into a Share Exchange Agreement, by and among Keyuan International Group Limited (“Keyuan International”), a company organized under the laws of the British Virgin Islands on June 11, 2009, Delight Reward Limited, the sole shareholder of Keyuan International and a company organized under the laws of the British Virgin Islands (the “Delight Reward”), and Denise D. Smith, the Company’s former principal stockholder (“Smith”). Pursuant to the terms of the Exchange Agreement, Delight Reward transferred to Silver Pearl all of the issued and outstanding ordinary shares of Keyuan International (the “Keyuan International Shares”) in exchange for the issuance of 47,658 shares of Silver Pearl’s Series M preferred stock, par value $0.001 per share (the “Series M Preferred Stock”) (such transaction is sometimes referred to herein as the “Share Exchange”). The Series M shares vote with the common stock on an as converted basis and are convertible into 47,658,000 shares of common stock upon the Company’s shareholders approving an increase in authorized common stock to at least 100,000,000 shares. The acquisition was accounted for as a reverse acquisition under the purchase method for business combinations.

As a result of the Share Exchange, we are now the holding company of Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”), the operating subsidiary of Keyuan International organized in the People’s Republic of China (“China” or the “PRC”) and engaged in manufacturing and supplying various petrochemical products in China.  Ningbo Keyuan was established on April 26, 2007 under the corporate laws of the People’s Republic of China (“PRC”). On November 16, 2009, Ningbo Keyuan was acquired by Keyuan Group Limited, a wholly owned subsidiary of Keyuan International. The business of Keyuan International is conducted through the operations of Ningbo Keyuan.

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

On August 8, 2010,Keyuan Group Limited (HK Company) formed a wholly owned subsidiary in China, ,named Ningbo Keyuan Petrochemicals, Ltd, with registered capital of $3 M, to serve as the sales and marketing, raw materials sourcing and market analysis arm for the Company.

Note 2– Summary of Significant Accounting Policies

Basis Of Presentation

The Company’s consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

.

Note 2– Summary of Significant Accounting Policies (continued)

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from September 30, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Events identified for this period are described in Note 25.

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

Note 3– Restricted Cash

As of September 30, 2010 and December 31, 2009, the Company had restricted cash of $68,422,905 and $6,012,690, respectively. These restricted cash balances are reserved for settlement of trade notes payable and open letter of credit in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable and letter of credit is restricted as to withdrawal or use, and is currently earning interest.

Note 4 – Inventories

Inventories as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009

Raw materials	$42,004,148	$14,740,077
Work in process	3,130,045	1,558,588
Finished goods	32,001,756	16,296,380

Total	$77,135,949	$32,595,045

Note 5 – Advance Payments

The Company makes advances to certain vendors for purchase of raw materials. The balance of such advances amounted to $18,173,457 and $7,417,202 as of September 30, 2010 and December 31, 2009, respectively.

Note 6 – Prepaid Taxes

Prepaid taxes as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009

Value-added taxes (VAT)	$15,114,376	$15,263,949
Customs duties	14,502,646	-

Total	$29,617,022	$15,263,949

.

Note 7 – Tax Rebate Receivable

Tax refund receivable as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009

Consumption tax rebate receivable	$8,171,637	$-

In August 2010, the PRC government enacted a policy that states that heavy oil purchased domestically and used as raw materials for producing ethylene and aromatics products in 2010 will be exempted from consumption tax and imported heavy oil used from producing ethylene and aromatics products will receive a consumption tax rebate. Since the Company is an eligible enterprise and has meet all terms and conditions of the government rebate, we started to capture the benefit of the tax rebate which resulted in a tax receivable of approximately $8.2 million.

Note 8 – Property, Plant and Equipment

Property, plant and equipment as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009

Buildings	$1,541,190	$1,511,010
Machinery and equipment	133,263,153	130,044,758
Vehicles	542,573	305,536
Office equipment and furniture	129,048	120,367
Subtotal	135,475,964	131,981,671
Less: accumulated depreciation	6,389,759	157,054

Total	$129,086,205	$131,824,617

Depreciation expense for the three months ended September 30, 2010 and 2009 were $2,056,725 and $23,953, respectively. Depreciation expenses for the nine months ended September 30, 2010 and 2009 were $6,121,298 and $65,152, respectively.

Note 9 – Intangible Assets

Intangible assets as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009

Land use rights	$11,586,152	$5,613,187
Software	150,500	3,668
Technology	1,422,150	1,393,650
Subtotal	13,158,802	7,010,505
Less: accumulated amortization	902,653	632,189

Total	$12,256,149	$6,378,316

Amortization expense for the three months ended September 30, 2010 and 2009 were $112,882 and $68,363, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 were $253,063 and $205,031, respectively.

Note 10 – Accounts Payable – Trade and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009

Accounts payable	$56,963,022	$2,838,860
Accrued expenses	77,922	50,000

Total	$57,040,944	$2,888,860

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 11 – Accounts Payable – Construction Related

As of September 30, 2010 and December 31, 2009, the Company had construction payables of $21,625,440 and $45,374,656, respectively. Construction related accounts payable represent the cost of additions of manufacturing facilities.

.

Note 12 – Short-Term Bank Loans

Short-term bank loans as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30,	December 31,
	2010	2009
On January 12, 2009, the Company obtained a loan from Bank of China, the principal of which was repaid in full by January 11, 2010.The interest was calculated using an annual fixed interest rate of 5.31% and paid quarterly.
The loan was guaranteed by a third party entity and an individual person.	$-	$5,868,000

On April 28, 2009, the Company obtained a loan from Bank of China, the principal of which was repaid in full by April 27, 2010.The interest was calculated using an annual fixed interest rate of 5.31% and paid quarterly.
The loan was guaranteed by a third party entity and an individual person.	$-	$5,868,000

On April 28, 2009, the Company obtained a loan from Agricultural Bank of
China, the principal of which was repaid in full by April 27, 2010.The interest was calculated using an annual fixed interest rate of 5.31% and paid monthly.
The loan was guaranteed by a third party entity and two individual persons.	$-	$5,868,000

On May 11, 2009, the Company obtained a loan from Agricultural Bank of
China, the principal of which was repaid in full by May 10, 2010.The interest was calculated using an annual fixed interest rate of 5.31% and paid monthly.
The loan was guaranteed by a third party entity and two individual persons.	$-	$8,802,000

On July 15, 2009, the Company obtained a loan from Industrial and
Commercial Bank of China, the principal of which was repaid in full by
July 14, 2010.The interest was calculated using an annual fixed interest rate of
5.31% and paid monthly. The loan was guaranteed by a third party entity.	$-	$1,467,000

On July 21, 2009, the Company obtained a loan from Industrial Bank Co., Ltd., the principal of which was repaid in full by July 20, 2010. The interest was calculated using an annual fixed interest rate of 5.31% and paid quarterly.
The loan was guaranteed by a third party entity.	$-	$6,601,500

On August 12, 2009, the Company obtained a loan from Bank of China, the principal of which was repaid in full by August 11, 2010.The interest was calculated using an annual fixed interest rate of 4.779% and paid quarterly.
The loan was guaranteed by a third party entity and an individual person.	$-	$8,802,000

On September 1, 2009, the Company obtained a loan from Industrial and
Commercial Bank of China, the principal of which was repaid in full by
August 20, 2010. The interest was calculated using an annual fixed interest rate
of 5.31% and paid monthly. The loan was guaranteed by a third party entity.	$-	$1,467,000

On September 22, 2009, the Company obtained a loan from China
Construction Bank, the principal of which was repaid in full by September 21,
2010.The interest was calculated using an annual fixed interest rate of 4.779%
and paid monthly. The loan was guaranteed by a third party entity.	$-	$11,736,000

.

Note 12 – Short-Term Bank Loans (continued)

	September 30,	December 31,
	2010	2009
On September 23, 2009, the Company obtained a loan from Huaxia Bank, the principal of which was repaid in full by September 22, 2010.The interest was calculated using an annual fixed interest rate of 4.779% and paid quarterly.
The loan was guaranteed by a third party entity and an individual person.	$-	$7,335,000

On October 29, 2009, the Company obtained a loan from Shanghai Pudong
Development Bank, the principal of which was repaid in full by April 28,
2010.The interest was calculated using an annual fixed interest rate of 4.86%
and paid quarterly. The loan was guaranteed by a third party entity.	$-	$3,667,500

On November 18, 2009, the Company obtained a loan from China Merchants
Bank, the principal of which is to be repaid in full by November 2, 2010.The interest was calculated using an annual fixed interest rate of 5.31% and paid monthly. The loan was guaranteed by a third party entity and an individual
Person.	$2,994,000	$2,934,000

On December 1, 2009, the Company obtained a loan from Shanghai Pudong
Development Bank, the principal of which was repaid in full by May 30,
2010.The interest was calculated using an annual fixed interest rate of 4.86%
and paid quarterly. The loan was secured by a lien on the Company’s rights to
use sea areas.	$-	$3,667,500

On December 1, 2009, the Company obtained a loan from China Merchants
Bank, the principal of which is to be repaid in full by November 2, 2010.The interest was calculated using an annual fixed interest rate of 5.31% and paid monthly. The loan was guaranteed by a third party entity and an individual
Person.	$5,988,000	$5,868,000

On December 31, 2009, the Company obtained a loan from Bank of China, the principal of which is to be repaid in full by December 30, 2010.The interest was calculated using an annual fixed interest rate of 5.0445% and paid
quarterly. The loan was guaranteed by a third party entity.	$2,994,000	$2,934,000

On January 5, 2010, the Company obtained a loan from Bank of China, the principal of which is to be repaid in full by January 4, 2011.The interest was calculated using an annual fixed interest rate of 5.0445% and paid
quarterly. The loan was guaranteed by a third party entity.	$5,988,000	$-

On January 12, 2010, the Company obtained a loan from Shenzhen
Development bank, the principal of which is to be repaid in full by January 11,
2011.The interest was calculated using an annual fixed interest rate of 5.31%
and paid monthly. The loan was guaranteed by a third party entity and an
individual person.	$4,491,000	$-

On February 3, 2010, the Company obtained a loan from Bank of China, the principal of which is to be repaid in full by February 2, 2011.The interest was calculated using an annual fixed interest rate of 5.0445% and paid
quarterly. The loan was guaranteed by a third party entity.	$748,500	$

.

Note 12 – Short-Term Bank Loans (continued)
	September 30,	December 31,
	2010	2009
On April 15, 2010, the Company obtained a loan from Bank of China, the principal of which is to be repaid in full by April 14, 2011.The interest was calculated using an annual fixed interest rate of 5.0445% and paid quarterly.
The loan was guaranteed by a third party entity and an individual person.	$5,239,500	$-

On April 21, 2010, the Company obtained a loan from Agricultural Bank of
China, the principal of which is to be repaid in full by April 20, 2011.The interest was calculated using an annual fixed interest rate of 5.31% and paid monthly.
The loan was guaranteed by a third party entity.	$5,988,000	$-

On May 5, 2010, the Company obtained a loan from Agricultural Bank of
China, the principal of which is to be repaid in full by May 4, 2011.The interest was calculated using an annual fixed interest rate of 5.31% and paid monthly.
The loan was guaranteed by a third party entity.	$8,982,000	$-

On May 27, 2010, the Company obtained a loan from Shanghai Pudong
Development Bank, the principal of which is to be repaid in full by November 26,
2010. The interest was calculated using an annual fixed interest rate of 4.86%
and paid quarterly. The loan was secured by a lien on the Company’s rights to
use sea areas.	$3,742,500	$-

On July 2, 2010, the Company obtained a loan from Bank of China, the principal and interest of which are to be paid in full by July 1, 2011. The interest is calculated using an annual fixed interest rate of 3.47313%.
The loan is secured by the Company’s cash deposit at the bank.	$16,659,202	$-

On July 29, 2010, the Company obtained a loan from Bank of China, the principal and interest of which are to be paid in full by July 28, 2011. The interest calculated using an annual fixed interest rate of 3.37469%.
The loan is secured by the Company’s cash deposit at the bank.	$16,554,997	$-

On July 30, 2010, the Company obtained a loan from Shanghai Pudong
Development Bank, the principal of which is to be repaid in full by January 29,
2011. The interest was calculated using an annual fixed interest rate of 4.86%
and paid quarterly. The loan was secured by a lien on the Company’s rights to
use sea areas.	$7,485,000	$-

On August 5, 2010, the Company obtained a loan from Bank of China, the principal of which is to be repaid in full by August 4, 2011.The interest was calculated using an annual fixed interest rate of 5.31% and paid quarterly.
The loan was guaranteed by a third party entity and an individual person.	$4,491,000	$-

On August 9, 2010, the Company obtained a loan from Bank of China, the principal of which is to be repaid in full by August 8, 2011. The interest was calculated using an annual fixed interest rate of 5.31% and paid quarterly.
The loan was guaranteed by a third party entity and an individual person.	$4,491,000	$-

On July 20, 2010, the Company obtained a loan from Agricultural Bank of
China, the principal of which is to be repaid in full by October 19, 2010. The interest is calculated using an annual fixed interest rate of 2.0178% and paid
monthly. The loan was guaranteed by a third party entity.	$2,315,540	$-

.

Note 12 – Short-Term Bank Loans (continued)
	September 30,	December 31,
	2010	2009
On September 13, 2010, the Company obtained a loan from Huaxia Bank, the principal of which is to be repaid in full by September 12, 2011. The interest was calculated using an annual fixed interest rate of 4.779% and paid quarterly.
The loan was guaranteed by a third party entity and an individual person.	$11,976,000	$-

On September 26, 2010, the Company obtained a loan from China
Construction Bank, the principal of which is to be repaid in full by September
1, 2011. The interest was calculated using an annual fixed interest rate of
5.31% and paid monthly. The loan was guaranteed by a third party entity.	$11,976,000	$-

Total short-term bank loans	$123,104,239	$82,885,500

Note 13 – Notes Payable

Notes payable consist of non-collateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of September 30, 2010 and December 31, 2009 were $52,844,100 and $13,719,134, respectively.

Note 14 – Advances from Customers

As of  September 30, 2010 and December 31, 2009, the Company had advances from customers of $23,151,303 and $16,549,644, respectively. As a common business practice, the Company requires certain customers to make advance payments for sales. Such advances are interest-free and unsecured.

Note 15 – Long-Term BANK LOANS

The Company obtained long-term bank loans for plant construction. The balances as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
On February 5, 2008, the Company obtained a loan from Bank of China, the principal of which is to be repaid in full by February 4, 2011. The interest was calculated using floating interest rate and paid quarterly. For the quarter ended September 30, 2010, the current interest rate is 5.4%. The loan was
guaranteed by a third party entity and an individual person.	$7,485,000	$7,335,000

On April 18, 2008, the Company obtained a loan from Bank of China, the principal of which is to be repaid in full by January 18, 2011. The interest was calculated using floating interest rate and paid quarterly. For the quarter ended
September 30, 2010, the current interest rate is 5.4%. The loan was guaranteed
by a third party entity and an individual person.	$2,994,000	$2,934,000

On May 20, 2008, the Company obtained a loan from Industrial and
Commercial Bank of China, the principal of which is to be repaid in full by
December 15, 2011. The interest was calculated using floating interest rate and paid quarterly. For the quarter ended September 30, 2010, the current interest
rate is 6.048%. The loan was guaranteed by a third party entity.	$4,491,000	$4,401,000

.

Note 15 – Long-Term debt (continued)

	September 30,	December 31,
	2010	2009
On August 15, 2008, the Company obtained a loan from China Construction
Bank, the principal of which is to be repaid in full by August 14, 2012. The interest was calculated using floating interest rate and paid monthly. For the quarter ended September 30, 2010, the current interest rate is 5.76%. The
loan was guaranteed by a third party entity and an individual person.	$4,491,000	$4,401,000

On September 5, 2008, the Company obtained a loan from Bank of China, the principal of which is to be repaid in full by January 4, 2011. The interest was calculated using floating interest rate and paid quarterly. For the quarter ended
September 30, 2010, the current interest rate is 5.4%. The loan was guaranteed
by a third party entity and an individual person.	$2,245,500	$2,200,500

On October 14, 2008, the Company obtained a loan from China Construction
Bank, the principal of which is to be repaid in full by October 12, 2012. The interest was calculated using floating interest rate and paid monthly. For the quarter ended September 30, 2010, the current interest rate is 5.76%. The loan
was guaranteed by a third party entity.	$9,580,800	$10,709,100

On October 14, 2008, the Company obtained a loan from China Construction
Bank, the principal of which is to be repaid in full by October 12, 2012. The interest was calculated using floating interest rate and paid monthly. For the quarter ended September 30, 2010, the current interest rate is 5.76%. The loan
was guaranteed by a third party entity.	$898,200	$880,200

On October 15, 2008, the Company obtained a loan from China Construction
Bank, the principal of which was repaid in full by July 30, 2010. The interest was calculated using floating interest rate and paid monthly. For the quarter ended September 30, 2010, the current interest rate is 5.76%. The loan
was secured by a lien on the Company’s property and equipment.	$-	$3,080,700

On October 15, 2008, the Company obtained a loan from Industrial and
Commercial Bank of China in the amount of $6,894,900, $5,427,900 of which is to be repaid in full by October 15, 2010, and $1,467,000 of which is to be paid in full by November 15, 2011. The interest was calculated using floating interest rate and paid quarterly. For the quarter ended September 30, 2010, the current average interest rate is 5.76%. The loan was secured by a lien on the
Company’s property and equipment and guaranteed by a third party entity.	$5,538,900	$6,894,900

On November 21, 2008, the Company obtained a loan from Bank of China, the principal of which is to be repaid in full by December 20, 2010. The interest was calculated using floating interest rate and paid quarterly. For the quarter ended September 30, 2010, the current interest rate is 5.4%. The loan was
guaranteed by a third party entity and an individual person.	$2,245,500	$2,200,500

Total	$39,969,900	$45,036,900

Less: Current portion	20,508,900	7,628,400

Total non current portion	$19,461,000	$37,408,500

.

Note 16 – Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiary and its affiliated Chinese operating companies. All business is conducted in PRC. As the U.S. holding company has not recorded any income for the nine months ended September 30, 2010 and 2009, there was no provision or benefit for U.S. income tax purpose.

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

	For the Nine Months Ended September 30,
	2010	2009

Computed tax at statutory rate	$5,484,999	$(464,370)
Non-taxable loss	163,556	-
Tax credit from local government	(2,255,932)
Total provision for income taxes	$3,392,623	$(464,370)
Effective tax rate	15%	(25%)

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

.

Note 18 – Concentrations of Credit Risk

For the nine months ended September 30, 2010, five vendors accounted for approximately 73.08% of the Company’s raw materials purchase. Purchases from these vendors amounted to $267.43 million. The sales to the Company’s top five customers amounted to $167.68 million and accounted for approximately 42% of the Company's total sales.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that minimal credit risk exists with respect to these investments as management believes that the financial institutions that hold the Company’s cash and cash equivalents and restricted cash are financially sound.

Note 19 – Supplemental Cash Flow Disclosures

	For the Nine Months Ended September 30,
	2010	2009

Cash paid for interest	$5,449,837	$872,248
Cash paid for income taxes	$-	$-

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

	For the Three Months Ended September 30,
	2010	2009

Net income (numerator for diluted income per share)	$7,892,098	$(170,103)

Less: Dividend attributable to preferred stockholders	694,784	-

Net income attributable to common stockholders	7,197,314	$(170,103)
(numerator for basic income per share)

Weighted average common shares	3,181,504	-
(denominator for basic earnings per share)

Effect of dilutive securities:
Convertible preferred stock	54,513,727
Warrants	252,942	-

Weighted average common shares	57,948,173
(denominator for diluted earnings per share)

Basic earnings (loss) per share	$2.26	$0.00
Diluted earnings (loss) per share	$0.14	$0.00

.

Note 20 – Earnings Per Share (continued)

	For the Nine Months Ended September 30,
	2010	2009

Net income (loss)	$18,547,373	$(1,393,112)

Less: Dividend attributable to preferred stockholders	694,784	-

Net income attributable to common stockholders	17,852,589	(,1,393,112)
(numerator for basic income per share)

Weighted average common shares	1,867,972	-
(denominator for basic earnings per share)

Effect of dilutive securities:
Convertible preferred stock	51,596,758	-
Warrants	145,021	-

Weighted average common shares	53,609,751	-
(denominator for diluted earnings per share)

Basic earnings (loss) per share	$9.56	$0.00
Diluted earnings (loss) per share	$0.35	$0.00

Note 21 – Share Exchange and Private Financing

Share Exchange

On April 22, 2010, the Company (formerly known as “Silver Pearl”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Keyuan International (a company organized under the laws of the British Virgin Islands) and shareholders of the Company and Keyuan International. Pursuant to the terms of the Exchange Agreement, the Keyuan International’s shareholders transferred to the Company all of the issued and outstanding shares of Keyuan International in exchange for the issuance of 47,658 shares of the Company’s Series M preferred stock.

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

.

Note 21 – Share Exchange and Private Financing (continued)

Share Exchange (continued)

In accordance with the Accounting and Financial Reporting Interpretations and Guidance issued by the staff of the U.S. Securities and Exchange Commission (the “SEC”), the Share Exchange will be accounted for as a reverse acquisition whereby Silver Pearl (the legal acquirer) is considered as the accounting acquiree and the Keyuan International (the legal acquiree) is considered as the accounting acquirer. The consolidated financial statements of the combined entity will be in substance those of the Keyuan International’s, with the assets and liabilities, and revenues and expenses, of Silver Pearl being included effective from the date of consummation of the Share Exchange. Silver Pearl will be deemed to be a continuation of the Company’s business. The outstanding stock of Silver Pearl prior to the Share Exchange will be accounted for at their net book value with no goodwill being recognized.

April – May 2010 Private Placement (Series A Financing)

On April 22, 2010, immediately following the Share Exchange mentioned above,  and on May 18, 2010, the Company completed a private placement offering (the “Series A Private Placement”) pursuant to a securities purchase agreement with certain investors (collectively, the “Series A Investors”) and sold 748,704 units at a purchase price of $35 per unit, consisting of, in the aggregate, (a) 6,738,336 shares of Series A convertible preferred stock, par value $0.001 per share (the “Series A Preferred Stock”) convertible into the same number of shares of Common Stock, (b) 748,704 shares of Common Stock (the “Issued Common Shares”), (c) three-year Series A Warrants (the “Series A Warrants”) to purchase up to 748,704 shares of Common Stock, at an exercise price of $4.50 per share (the “Series A Warrant Shares”) for a three-year period, and (d) three-year Series B Warrants (the “Series B Warrants””) to purchase up to 748,704 shares of Common Stock, at an exercise price of $5.25 per share (the “Series B Warrant Shares”) for a three-year period. The Company received aggregate gross proceeds of approximately $26.2 million from the Series A Private Placement (or sometimes is referred herein as the “Series A Financing”).

In conjunction with the Series A Financing, the Company also entered into the following agreements:

•
A registration rights agreement with the investors, in which we agreed to file this registration statement with the SEC to register for resale the Shares, the Common Stock issuable upon conversion of the Series A Preferred Stock, the Series A Warrant Shares and the Series B Warrant Shares, within 30 calendar days of April 22, 2010, and to have this registration statement declared effective within 150 calendar days of April 22, 2010 or within 180 calendar days of April 22, 2010 in the event of a full review of the registration statement by the SEC.

•
A securities escrow agreement with the Series A Investors and Delight Reward, pursuant to which, Delight Reward delivered into an escrow account 5,000 shares of our Series M Preferred Stock convertible into 5,000,000 shares of Common Stock to be used as escrow shares after we amend our Articles of Incorporation to increase our authorized Common Stock to one hundred million (100,000,000) shares. With respect to the 2010 performance year, if we achieve less than 95% of the 2010 performance threshold, then those escrow shares for such year will be delivered to the investors in the amount of 500,000 shares of Common Stock for each full percentage point by which such threshold was not achieved up to a maximum of 5,000,000 shares of Common Stock.

•
We and the Keyuan International Shareholder, entered into a lock-up agreement whereby Keyuan International is prohibited from selling our securities until six (6) months after the effective date of the registration statement required to be filed under the registration rights agreement. For one (1) year thereafter, it will be permitted to sell up to 1/12 of its initial holdings every month.

.

Note 21 – Share Exchange and Private Financing (continued)

September 2010 Private Placement (Series B Financing)

On September 28, 2010, in connection with a security purchase agreement between Keyuan Petrochemicals, Inc. and the certain investors (collectively, the “Series B Investors”), we closed a Series B private placement (the “Series B Financing” or “Series B Private Placement”) of $20,250,000 from offering a total of 540,001 units at a purchase price of $37.5 per unit, each consisting of, (a) ten (10) shares of Series B convertible preferred stock of the Company (the “Series B Preferred Shares”), (b) one and a half (1.5) three year Series C warrant (the “Series C Warrants”) to purchase one (1) share of Common Stock, at an exercise price of $4.50 per share, and (c) one and a half (1.5) three year Series D warrant (the “Series D Warrants,” together with the Series A Warrant, Series B Warrants, Series C Warrants collectively hereinafter referred to as “Warrants”) to purchase one (1) share of Common Stock, at an exercise price of $5.25 per share in reliance upon the exemption from securities registration afforded by Regulation S (“Regulation S”) as promulgated under the Securities Act of 1933.  The Company received aggregate gross proceeds of approximately $20.250 million from the Series B Financing.

In conjunction with the Series B Financing, the Company also entered into the following additional agreements:

•
A registration rights agreement with the Series B Investors, in which we agreed to file a registration statement with the Commission to register for resale the Common Stock underlying the Series B Preferred Stock, the Series C Warrant Shares and the Series B Warrant Shares, placement agent warrants, within 30 calendar days of October 19, 2010 for resale the Common Stock and Common Stock underlying the Series A Preferred Stock, Series A Warrants, Series B Warrants and placement agent warrants issued in the April-May private placement (the “Prior Registration Statement”) , and to have the registration statement declared effective within 150 calendar days ( or 180 calendar days of the Closing Date in the event of a full review of the registration statement by the SEC)  following October 19, 2010.

•
A securities escrow agreement with the Series B Investors and Delight Reward, holder of all of our issued and outstanding Series M preferred stock, pursuant to which, Delight Reward agrees to deliver into an escrow account 3,400 shares of our Series M Preferred Stock convertible into 3,400,000 shares of Common Stock to be used as escrow shares  after we amend our Articles of Incorporation to increase our authorized Common Stock to one hundred million (100,000,000) shares. With respect to the 2010 performance year, if we achieve less than 95% of the 2010 performance threshold, then those escrow shares for such year will be delivered to the Investors in the amount of 500,000 shares of Common Stock for each full percentage point by which such threshold was not achieved up to a maximum of 3,400,000 shares of Common Stock.

•
A lock-up agreement with each of Messers Chunfeng Tao, Jicun Wang, Peijun Chen and Xin Yue (collectively, the “Affiliates”), whereby the Affiliates are prohibited from selling our securities that they directly or indirectly own (the “Lock-Up Shares”) until the registration statement is declared effective by the Commission (the “Lock-Up Period”). In addition, the Affiliates further agree that during the twenty four (24) months immediately following the Lock-Up Period, the Affiliates shall not offer, sell, contract to sell, assign, transfer more than twenty percent (20%) of the Lock-Up Shares in the aggregate, provided, that the Affiliates may Transfer not more than 0.83333% of the Lock-Up Shares during each calendar month following the Lock-Up Period, other than engaging in a transfer in a private sale of the Lock-Up Shares if the transferee agrees in writing to be bound by and subject to the terms of the lock-up agreement.

.

Note 21 – Share Exchange and Private Financing (continued)

September 2010 Private Placement (Series B Financing) (continued)

•
A voting agreement with Delight Reward and the Series B Investors, pursuant to which the Delight Reward agreed to (i) give its written consent in any action to approve the issuance of the underlying shares which will result in issuance of securities greater than 20% of the then outstanding shares of Common Stock at a price less that the applicable market, and (ii) to appoint a person designated by the Series B Investors holding a majority of the preferred shares as a member of the board of directors of the Company and the subsidiary of the Company organized under the laws of the People’s Republic of China.

Note 22 – Accounting for Series A Financing

Private Placement

Please refer to description of April-May Placement in Note 20 above.

Preferred Stock

The Board is authorized, without further action by the shareholders, to issue, from time to time, up to 20,000,000 shares of preferred stock in one or more classes or series. Similarly, the Board will be authorized to fix or alter the designations, powers, preferences, and the number of shares which constitute each such class or series of preferred stock. Such designations, powers or preferences may include, without limitation, dividend rights (and whether dividends are cumulative), conversion rights, if any, voting rights (including the number of votes, if any, per share), redemption rights (including sinking fund provisions, if any), and liquidation preferences of any unissued shares or wholly unissued series of preferred stock. As of September 30, 2010 the Board has designated two classes of Preferred Stock, consisting of Series M Preferred Stock,  Series A Preferred Stock and Series B Preferred Stock and does not have any current intention to designate any other class of preferred stock.

Series A Preferred Stock

As of September 30, 2010, we have 6,738,336 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Shares by its principal terms:

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

(d)
automatically convert into shares of Common Stock at $3.50 per share, at the earlier to occur of the following: (i) the twenty four (24) month anniversary of the Closing of the Private Placement, and (ii)at such time that the Volume Weighted Average Price (“VWAP”) of the Common Stock is no less than $5.00 for a period of ten (10) consecutive trading days with the daily volume of the Common Stock equal to at least 50,000 shares per day;

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

Note 22 – Accounting for Series A Financing (continued)

The Series A Warrants

As of September 30, 2010, there are 808,600 Series A Warrants issued and outstanding, including 59,896 warrants issued to the placement agent in the Private Placement. The Series A Warrants will, by its principal terms,

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

The Series B Warrants

As of September 30, 2010, there are 808,600 Series B Warrants issued and outstanding, including 59,896 warrants issued to the placement agent in the Private Placement. The Series B Warrants will, by its principal terms,

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

Registration Rights Agreement

In connection with the Series A Financing, we also entered into a registration rights agreement  with the Series A Investors, in which we agreed to file this registration statement  with the SEC to register for resale the issued Common Stock, the Common Stock issuable upon conversion of the Series A Preferred Stock, the Series A Warrant Shares and the Series B Warrant Shares, within 30 calendar days of April 22, 2010 and to have this registration statement declared effective within 150 calendar days of April 22, 2010 or within 180 calendar days of April 22, 2010 in the event of a full review of the registration statement by the SEC (the “Series A Financing RRA”). If we do not comply with the foregoing obligations under the Registration Rights Agreement, we will be required to pay cash liquidated damages to each investor, at the rate of 1% of the applicable subscription amount for each 30 day period in which we are not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act.

Note 22 – Accounting for Series A Financing (continued)

Registration Rights Agreement (continued)

The Company evaluated the contingent obligation related to the Series A Financing RRA liquidated damages in accordance to “ASC Topic 825 “Financial Instruments” subtopic 20” (formerly Financial Accounting Standards Board Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”), which required the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with “ASC Topic 450” “Contingencies” (formerly SFAS No. 5, “Accounting for Contingencies”).  The Company concluded that such obligation was not probable to incur based on the best information and facts available as of September 30, 2010. Therefore, no contingent obligation related to the Series A Financing RRA liquidated damages was recognized as of September 30, 2010.

Escrowed Shares Arrangement

In conjunction with the Series A Financing, the Company also entered into a make good escrow agreement with the Series A Investors and Delight Reward, pursuant to which Delight Reward delivered into an escrow account 5,000 shares of Series M Preferred Stock that are convertible into 5,000,000 shares of Common Stock to be used as a share escrow for the achievement of a Fiscal Year 2010 net income performance threshold of $33.0 million. With respect to the 2010 performance year, if the Company achieves less than 95% of the 2010 performance threshold, then the escrow shares for such year will be delivered to the Investors in the amount of 500,000 common shares (rounded up to the nearest whole share and pro rata based on the number of shares of Series A Preferred Stock owned by such Investor at such date) for each full percentage point by which such threshold was not achieved up to a maximum of 5,000,000 common shares. Any escrow shares not delivered to any Series A Investor because such investor no longer holds shares of Series A Preferred Stock or Conversion Shares, or because the 2010 performance threshold was met, shall be returned to the Principal Stockholder.

For the purposes of the securities escrow agreement, net income is defined in accordance with US GAAP and reported by the Company in the audited financial statements for fiscal year ended 2010; provided, however, that net income for fiscal year ended 2010 shall be increased by any non-cash charges incurred (i) as a result of the April-May 2010 Private Placement, including without limitation, as a result of the issuance and/or conversion of the Series A Preferred Stock, and the issuance and/or exercise of the Series A Warrants and Series B Warrants, (ii) as a result of the release of the escrow shares to Delight Reward and/or the Series A Investors, as applicable, pursuant to the terms of the securities escrow agreement, (iii) as a result of the issuance of ordinary shares of Delight Reward to its PRC shareholders, upon the exercise of options granted to such PRC shareholders by Delight Reward, as of the date of the securities escrow agreement, (iv) as a result of the issuance of warrants to any placement agent and its designees in connection with the April-May 2010 Private Placement, (v) the exercise of any warrants to purchase Common Stock outstanding and (vi) the issuance under any performance based equity incentive plan that the Company adopt. Net income will also be increased to adjust for any cash or non-cash charges resulting from the payment of dividends on the Series A Preferred Stock in connection with the April-May2010 Private Placement.

The Company has evaluated the terms of the securities escrow agreement based on the guidance provided in ASC 718-10-S99. The Company concluded that because the escrowed shares would be released to the Company’s principal stockholder or distributed to the investors without regard to the continued employment of any of the Company’s directors of officers, the securities escrow agreement is in substance an inducement to facilitate the private placement, rather than as compensatory arrangement. As such, the securities escrow agreement has accounted for the escrowed share arrangement according to its nature and reflected it as a reduction of the proceeds allocated to the newly issued securities in the April-May 2010 Private Placement, based on the aggregate fair value of 5,000,000 shares of common stock at April 22, 2010.

Note 22 – Accounting for Series A Financing (continued)

Allocation of Proceeds in the Private Placement

In accordance with the guidance provided in ASC 470-20-30, the Company has first allocated the proceeds from the April-May 2010 Private Placement between the Issued Common Shares, the Series A Preferred Stock and Series A and B Warrants proportionately based on their estimated fair values as of the closing date of the April-May 2010 Private Placement.  Then the guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the convertible Series A Preferred Stock, and the effective conversion price has been used, to measure the intrinsic value, if any, of the embedded conversion option.

The Company’s common stock was not publicly traded before and as of the closing date of the April-May 2010 Private Placement and traded infrequently before the second closing on May 18, 2010.  In general, fair value is based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Series Warrants, Series B Warrants, Series A Preferred Stock and restricted Common Stock using various pricing models and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of similar traded securities, and other factors generally pertinent to the valuation of financial instruments.

The following table sets out the allocation of the proceeds from the April 22, 2010 Private Placement:

Cash proceeds of the Private Placement (net of fees and expenses)	$19,867,774
Reduction for escrowed share arrangement	(11,900,000)
Net proceeds allocated to securities issued in the Private Placement	7,967,774
Allocated to:
Issued Common Shares	542,917
Series A Preferred Stock	7,314,219
Series A Warrants	66,133
Series B Warrants	44,506
$7,967,774

The following table sets out the allocation of the proceeds from the May 18, 2010 Private Placement:

Cash proceeds of the Private Placement (net of fees and expenses)	$3,044,315
Reduction for escrowed share arrangement	-
Net proceeds allocated to securities issued in the Private Placement	3,044,315
Allocated to:
Issued Common Shares	242,611
Series A Preferred Stock	2,732,642
Series A Warrants	40,490
Series B Warrants	28,572
$3,044,315

Note 22 – Accounting for Series A Financing (continued)

Accounting for the Series A Preferred Stock

The Series A Preferred Stock has been classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control the Company on or after an agreed upon date. The Company evaluated the embedded conversion feature in its Series A Preferred Stock to determine if there was an embedded derivative requiring bifurcation. The Company concluded that the embedded conversion feature of the Series A Preferred Stock is not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument.

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

The intrinsic value of the embedded conversion feature has been calculated by comparing the effective conversion price determined based on the proceeds from the April-May 2010 Private Placement allocated to the Series A Preferred Stock, and the fair value of the Company’s common stock at the commitment date. The effective conversion price of the Series A Preferred Stock was determined to be higher than the fair value of the common stock at April 22 and May 18, 2010. Accordingly, the embedded conversion feature did not have an intrinsic value at each closing.

Accounting for the Series A and Series B Warrants

The Company has evaluated the terms of the Series A and B Warrants issued in the April-May 2010 Private Placement with reference to the guidance provided in ASC 815-40-15. The Company has concluded that the Series A and B Warrants are indexed to the Company’s own stock, because the warrants have no contingent exercise provision and have fixed strike prices which are only subject to adjustments in the event of stock split, combinations, dividends, mergers or other customary corporate events. Therefore, the Series A and B Warrants have been classified as equity.

Accounting for Placement Agent Warrants

In accordance with ASC Topic 340 subtopic 10 section S99-1 (formerly Staff Accounting Bulletin Topic 5.A: “Miscellaneous Accounting-Expenses of Offering”), “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering.” In accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued.” Accordingly, the Company concluded that the warrants issued to the placement agents are directly attributable to the August 2009 financing. If the Company had not issued the warrants to the placement agent, the Company would have had to pay the same amount of cash as the fair value. Therefore, the Company deducted the total fair value of the Placement agent warrants as of the commitment date which was approximately US$291,000 and $58,000 for the April 22nd and May 18th private placements as a deduction of the fair value assigned to the Series A Preferred Stock for each respective closing.

Note 23 – Accounting for Series B Financing

September 2010 Private Placement

Please refer to description of September 2010 Private Placement/Series B Financing in Note 20 above.

Note 23 – Accounting for Series B Financing (continued)

Preferred Stock

The Board is authorized, without further action by the shareholders, to issue, from time to time, up to 20,000,000 shares of preferred stock in one or more classes or series. Similarly, the Board will be authorized to fix or alter the designations, powers, preferences, and the number of shares which constitute each such class or series of preferred stock. Such designations, powers or preferences may include, without limitation, dividend rights (and whether dividends are cumulative), conversion rights, if any, voting rights (including the number of votes, if any, per share), redemption rights (including sinking fund provisions, if any), and liquidation preferences of any unissued shares or wholly unissued series of preferred stock. As of September 30, 2010, the Board has designated three classes of Preferred Stock, consisting of Series M Preferred Stock and Series A Preferred Stock and Series B Preferred Stock and does not have any current intention to designate any other class of preferred stock.

Series B Preferred Stock

As of September 30, 2010, we have 5,400,010 shares of Series B Preferred Stock issued and outstanding. The Series B Preferred Shares by its principal terms:

(a)	pay a cumulative dividend at an annual rate of 6% during the first year immediately from and after the issuance date, payable quarterly, at our option, in cash or in shares of Common Stock;
(b)
Shall rank junior to our Series A preferred stock but have a preference over the Common Stock and Series M Preferred Stock and to all other classes and series of our equity securities on dividend rights and rights on liquidation, dissolution or winding up of the Company equal to the original purchase price per Series A Preferred Share;

(d)
are convertible in whole or in part, at the option of the holders, at one-to-one ratio,  into shares of our common stock at $3.75 per share prior to the Maturity, and all outstanding shares of the Series B Preferred Stock shall automatically  convert to shares of common stock upon Maturity, provided, however, at no time may holders convert shares of Series B Preferred Stock if (i) we have not obtained the Shareholder Approval; or (ii) the number of shares of common stock to be issued pursuant to such conversion would cause the number of shares of common stock beneficially owned by such holder and its affiliates in excess of 9.99% of the then issued and outstanding shares of common stock outstanding at such time, unless the holder provides us with a waiver notice in such form and with such content specified in the Series B Certificate of Designation.

(e)
the conversion price and the number of common shares underlying the Series B Preferred Stock are subject to customary adjustments, including weighted average broad-based anti-dilution protection, at any time or from time to time after the issuance date; and

(f)
requires that we, prior to taking certain corporate actions (including certain issuances or redemptions of its securities or changes in its organizational documents), obtain the approval of more than 50% of the Series B Preferred Shares then issued and outstanding, voting as a group.

The Series C Warrants

As of September 30, 2010, there are 874,802 Series C Warrants issued and outstanding, including 64,800 warrants issued to the placement agent in the Private Placement. The Series C Warrants will, by its principal terms,

Note 23 – Accounting for Series B Financing (continued)

The Series C Warrants (continued)

(a)	entitle the holder to purchase one (1) share of Common Stock;
(b)
be exercisable at any time after the consummation of the Private Placement and shall expire on the date that is three (3) years following the original issuance date of the Series C Warrants, subject to that the Company has obtained the shareholder approval

(c)	be exercisable, in whole or in part, at an exercise price of $4.50 per share;
(d)	be exercised only for cash (except that there will be a cashless exercise option at any time during which a registration statement covering such shares is not effective); and
(e)	Non-callable

The Series D Warrants

As of September 30, 2010, there are 874,802 Series D Warrants issued and outstanding, including 64,800 warrants issued to the placement agent in the Private Placement. The Series D Warrants will, by its principal terms,

(a)	entitle the holder to purchase one (1) share of Common Stock;
(b)
be exercisable at any time after consummation of the Private Placement and shall expire on the date that is three (3) years following the original issuance date of the Series C Warrants; subject to that the Company has obtained shareholder approval;

(c)	be exercisable, in whole or in part, at an exercise price of $5.25 per share;
(d)	be exercised only for cash (except that there will be a cashless exercise option at any time during which registration statement covering such shares is not effective); and
(e)	Non-callable

Registration Rights Agreement

In connection with the Series B Financing, we also entered into a registration rights agreement  with the Series B Investors (the “Series B Financing RRA”) , in which we agreed to file a registration statement with the Commission to register for resale the Common Stock underlying the Series B Preferred Stock, the Series C Warrant Shares and the Series B Warrant Shares, placement agent warrants, within 30 calendar days following the later to occur of (i) the closing date of the offering or (ii) the effective date of the prior registration statement for resale the Common Stock and Common Stock underlying the Series A Preferred Stock, Series A Warrants, Series B Warrants and placement agent warrants issued in the April-May private placement (the “Prior Registration Statement”) , and to have the registration statement declared effective within 150 calendar days ( or 180 calendar days of the Closing Date in the event of a full review of the registration statement by the SEC)  following the later to occur of (i) the Closing Date or (ii) or (ii) the effective date of the Prior Registration Statement.  If we do not comply with the foregoing obligations under the RRA, we will be required to pay cash liquidated damages to each investor, at the rate of 1% of the applicable subscription amount for each 30 day period in which we are not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act.

In addition, pursuant to the Series B Financing RRA, the Series B Investors acknowledged and agreed that the registration rights granted under the registration rights agreement are subject in all respects to the full realization of the registration rights granted to the purchasers in the private placement closed on April 22, 2010.

Note 23 – Accounting for Series B Financing (continued)

Registration Rights Agreement (continued)

The Company evaluated the contingent obligation related to the Series B Financing RRA liquidated damages in accordance to “ASC Topic 825 “Financial Instruments” subtopic 20” (formerly Financial Accounting Standards Board Staff Position No. EITF 00-19-2“Accounting for Registration Payment Arrangements”), which required the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement be separately recognized and measured in accordance with “ASC Topic 450” “Contingencies” (formerly SFAS No. 5, “Accounting for Contingencies”).  The Company concluded that such obligation was not probable to incur based on the best information and facts available as of September 30, 2010. Therefore, no contingent obligation related to the Series B Financing RRA liquidated damages was recognized as of September 30, 2010.

Escrowed Shares Agreement

In conjunction with the Series B Financing, the Company also entered into a securities  escrow agreement with the Series B Investors, pursuant to which Delight Reward agrees to deliver into an escrow account 3,400 shares of our Series M Preferred Stock convertible into 3,400,000 shares of Common Stock to be used as escrow shares  to be used as a share escrow for the achievement of a Fiscal Year 2010 net income performance threshold of $33.0 million. With respect to the 2010 performance year, if the Company achieves less than 95% of the 2010 performance threshold, then the escrow shares for such year will be delivered to the Series B Investors in the amount of 500,000 common shares (rounded up to the nearest whole share and pro rata based on the number of shares of Series B Preferred Stock owned by such Investor at such date) for each full percentage point by which such threshold was not achieved up to a maximum of 3,400,000 common shares. Any escrow shares not delivered to any Investor because such  Series B Investor no longer holds shares of Series B Preferred Stock or Conversion Shares, or because the 2010 performance threshold was met, shall be returned to Delight Reward.

For the purposes of the securities escrow agreement, net income is defined in accordance with US GAAP and reported by the Company in the audited financial statements for fiscal year ended 2010; provided, however, that net income for fiscal year ended 2010 shall be increased by any non-cash charges incurred (i) as a result of the September 2010 Private Placement, including without limitation, as a result of the issuance and/or conversion of the Series B Preferred Stock, and the issuance and/or exercise of the Series C and Series D Warrants, (ii) as a result of the release of the escrow shares to Delight Reward and/or the Investors, as applicable, pursuant to the terms of the securities escrow agreement, (iii) as a result of the issuance of ordinary shares of Delight Reward to its PRC shareholders, upon the exercise of options granted to such PRC shareholders by Delight Reward, as of the date of the securities escrow agreement, (iv) as a result of the issuance of warrants to any placement agent and its designees in connection with the September 2010 Private Placement, (v) the exercise of any warrants to purchase Common Stock outstanding and (vi) the issuance under any performance based equity incentive plan that the Company adopt. Net income will also be increased to adjust for any cash or non-cash charges resulting from the payment of dividends on the Series A Preferred Stock in connection with the September 2010 Private Placement.

The Company has evaluated the terms of the securities escrow agreement based on the guidance provided in ASC 718-10-S99. The Company concluded that because the escrowed shares would be released to the Company’s principal stockholder or distributed to the investors without regard to the continued employment of any of the Company’s directors of officers, the securities escrow agreement is in substance an inducement to facilitate the private placement, rather than as compensatory arrangement. As such, the securities escrow agreement has accounted for the escrowed share arrangement according to its nature and reflected it as a reduction of the proceeds allocated to the newly issued securities in the September 2010 Private Placement, based on the aggregate fair value of 5,000,000 shares of common stock at September 28, 2010.

Note 23 – Accounting for Series B Financing (continued)

Allocation of Proceeds in The Private Placement

In accordance with the guidance provided in ASC 470-20-30, the Company has first allocated the proceeds from the Private Placement between the Issued Series B Preferred Stock and Series C and D Warrants proportionately based on their estimated fair values as of the closing date of the Private Placement.  Then the guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the convertible Series B Preferred Stock, and the effective conversion price has been used, to measure the intrinsic value, if any, of the embedded conversion option.

The Company’s common stock traded infrequently before the closing date of the September 2010 Private Placement.  In general, fair value is based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Warrants and the Series B preferred stock using various pricing models and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of similar traded securities, and other factors generally pertinent to the valuation of financial instruments.

The following table sets out the allocation of the proceeds from the September 28, 2010 Private Placement:

Cash proceeds of the Private Placement (net of fees and expenses)	$18,949,232
Reduction for escrowed share arrangement	(11,560,000)
Net proceeds allocated to securities issued in the Private Placement	7,389,232
Allocated to:
Series B Preferred Stock	6,701,736
Series C Warrants	365,028
Series D Warrants	322,468
$7,389,232

Accounting For the Series B Preferred Stock

The Series B Preferred Stock has been classified as permanent equity as there was no redemption provision at the option of the holders that is not within the control the Company on or after an agreed upon date. The Company evaluated the embedded conversion feature in its Series B Preferred Stock to determine if there was an embedded derivative requiring bifurcation. The Company concluded that the embedded conversion feature of the Series B Preferred Stock is not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument.

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

The intrinsic value of the embedded conversion feature has been calculated by comparing the effective conversion price determined based on the proceeds from the September 2010 Private Placement allocated to the Series B Preferred Stock, and the fair value of the Company’s common stock at the commitment date. The effective conversion price of the Series B Preferred Stock was determined to be higher than the fair value of the common stock at September 28, 2010. Accordingly, the embedded conversion feature did not have an intrinsic value at each closing.

Note 23 – Accounting for Series B Financing (continued)

Accounting For the Series C and Series D Warrants

The Company has evaluated the terms of the Series C and D Warrants issued in the September 2010 Private Placement with reference to the guidance provided in ASC 815-40-15. The Company has concluded that the Series C and D Warrants are indexed to the Company’s own stock, because the warrants have no contingent exercise provision and have fixed strike prices which are only subject to adjustments in the event of stock split, combinations, dividends, mergers or other customary corporate events. Therefore, the Series C and D Warrants have been classified as equity.

Accounting For Placement Agent Warrants

In accordance with ASC Topic 340 subtopic 10 section S99-1 (formerly Staff Accounting Bulletin Topic 5.A: “Miscellaneous Accounting-Expenses of Offering”), “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering.” In accordance with the SEC accounting and reporting manual “cost of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued.” Accordingly, the Company concluded that the warrants issued to the placement agents are directly attributable to the September 2010 financing. If the Company had not issued the warrants to the placement agent, the Company would have had to pay the same amount of cash as the fair value. Therefore, the Company deducted the total fair value of the Placement agent warrants as of the Commitment Date which was approximately US$534,000 for the Series B private placement as a deduction of the fair value assigned to the Series B preferred stock for each respective closing.

Note 24 – Stock Options and Warrants

(a)
On June 30, 2010, the Company granted 3,000,000 five-year options to its CEO, CFO and various members of senior management totaling 56 employees to purchase in the aggregate 3,000,000 shares of the Company’s common stock at an exercise price of US$4.20 per share, in consideration of their services to the Company. As of September 30, 2010, 100,000 options were forfeited due to the separation of two employees, resulting in a total of 2,900,000 options granted to 54 employees. The 2,810,000 of these 2,900,000 options shall vest according to the following vesting schedule: 30% of the options shall vest immediately after one year of the issuance, 40% of the options shall vest immediately after two years of the issuance, 30% of the options shall vest immediately after three years of the issuance.  The remaining 190,000 options shall vest according to the following vesting schedule:  40% of the options shall vest immediately after one year of the issuance and 60% of the options shall vest immediately after two years of the issuance.

The grant date fair value of the 2,900,000 options was US$2.425 million.  The related compensation expenses will be recognized over their vesting periods.  The cost of these options that the Company recognized for the three months ended September 30, 2010 was US$0. The cost of these options will be expensed as they vest and will be recorded in general and administrative expenses as share-based compensation expenses in future periods.  Share-based compensation expenses relating to these options will be approximately $0 for the year ending December 31, 2010, $743,425 for the year ending December 31, 2011, $1,001,755 for the year ending December 31, 2012 and $680,296 for the year ending December 31, 2013, respectively.

The Company estimates the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the contractual term of the options (five years), underlying stock price of $3.21 per share, no dividends, a risk free rate of 1.79%, which is a five-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 37%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock.  Exercise price of the option is the contractual exercise price of the option.

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

These options were valued at US$68,000 which represents the grant date fair value of these options.  The related compensation expenses will be recognized over its vesting period.  Going forward the cost of these options will be expensed as they vest and will be recorded in general and administrative expenses as share-based compensation expenses.  Pursuant to these options, we will incur approximately $34,000 of expenses on July 1, 2011 and remaining balance of roughly $34,000 on July 1, 2012.

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

(c)
On July 1, 2010, the Company granted 40,000 five-year options to a consultant to purchase an aggregate of 40,000 shares of the Company’s common stock at an exercise price of US$4.20 per share, in consideration of the consultant’s services to the Company. Of these options, all 40,000 of the options shall vest immediately.

These options were valued at US$34,000 which represents the grant date fair value of these options.  The related compensation expense of $34,000 was recognized on July 1, 2010 as the options vested and was recorded in general and administrative expenses as share-based compensation expenses.

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

These options were valued at approximately US$407,000 which represents the grant date fair value of these options.  The related compensation expense is recognized over its vesting period.  The cost of these options is expensed as they vest and is recorded in general and administrative expenses as share-based compensation expenses.  Pursuant to these options, we incurred approximately $68,000 of expenses on July 17, 2011, $31,000 on September 1, 2010 and will incur $31,000 per month after Oct 1, 2010 and continuing to April 1, 2011 and remaining balance of roughly $92,000 on May 1, 2011.

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

(	e)
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

The Company estimates the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the contractual term of the options (five years), underlying stock price of $4.50 per share, no dividends, a risk free rate of 1.62%, which is five-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 37%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock.  Exercise price of the option is the contractual exercise price of the option.

Stock option activity during the period ending September 30, 2010 (unaudited) was as follows:

	Number of options	Weighted Average Exercise Price
Outstanding, December 31, 2009	-	-
Granted	4,240,000	$4.25
Exercised	-	-
Forfeited	(100,000)	4.20
Expired	-	-
Outstanding, September 30, 2010	4,140,000	$4.25
Exercisable, September 30, 2010	141,818	$4.20

At September 30, 2010, there were 141,818 options exercisable with 101,818 of these shares expiring on July 27, 2013 and the remaining 40,000 expiring on June30, 2015. In addition, at September 30, 2010, there were 3,998,182 options not exercisable, among which 318,182 shares expire on July 27, 2013, 2,900,000 shares will expire on June 29, 2015, 80,000 will expire on June 30, 2015 and 700,000 shares will expire on August 3, 2015.

(f)	Warrant activity during the period ending September 30, 2010 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2009	--	--
Granted	4,397,768	$4.58
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, September 30, 2010	4,397,768	$4.58
Exercisable, September 30, 2010	4,397,768	$4.58

Note 25 – Subsequent Events

On October 30, 2010, the Company paid dividends of approximately $695,000 to holders of our Series A Convertible Preferred Stock. The Dividend to the Series A convertible stockholder was calculated at the per annum rate of 6% of the liquidation preference amount of the Series A preferred stock. The Dividends on the Series A shall be cumulative from and after the date of the initial issuance of the Series A Preferred Stock and continue until such share is fully converted.  Per the terms of the Series A Designation, the initial Dividend payment was due 30 days following the last day of September.

On November 4, 2010, the Company exercised its mandatory conversion rights under the terms of the Series A Preferred Stock to convert all of outstanding shares of its Series A 6% Cumulative Convertible Preferred Stock into a total of 6,132,032 shares of Common Stock, $0.001 par value per share. As a result, following the conversion, all 6,132,032 shares of Series A Preferred Stock that had been outstanding will be cancelled and will be automatically converted, without any delivery of conversion notice required on the part of the holders of Series A Preferred Stock. As of the date hereof, the Company has 9,919,840 shares of Common Stock outstanding. Dividends on the Series A Preferred Stock accrued through November 3, 2010 and amounted to approximately $143,000 and will be paid to the holders of Series A Preferred Stock on the regularly scheduled payment date of January 31, 2011. As a result of foregoing, as of November 4, 2010, the Company will no longer incur the Series A Dividend that was payable quarterly, at the rate of 6% per annum for each outstanding share, payable in cash or common stock dividends, as applicable.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Keyuan  for the three months and nine months ended September 30, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, we are a holding company and a manufacturer and supplier of numerous petrochemical products in China, operating through our wholly-owned subsidiary, Keyuan Plastics. We have an annual design petrochemical manufacturing capacity of 550,000 MT and we continue to utilize manufacturing technologies that lower our raw material costs while enhancing our production output. We expect to increase our production output to 660,000 MT this year.

During the nine months of our 2010 fiscal year, we continued the expansion of our product sales. We have successfully transitioned from a long-term construction period that ended in September 2009 into full-scale sales and distribution of our petrochemical products.  Current products include BTX aromatics, propylene, styrene, liquid petroleum gas (LPG), MTBE and other petrochemicals (each of which is described in greater detail below). To date, our customers' order requests for our 2010 fiscal year have already exceeded our current annual production capacity.

In order to increase our production capacity to meet the increasing market demands, our management team plans to expand our manufacturing capacity to include an SBS production facility, additional storage capacity, a raw material pre-treatment facility and an asphalt production facility.

Our Facility and Equipment

Facility

To date, we have invested a total of approximately $132 million in the construction and improvement of our production facility. Our current production facility is 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired additional 1.2 million square feet of land in August 2010 for our expansion use.

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

Equipment

Our major processing equipment includes

● heavy oil catalytic pyrolysis processing equipment- risers/generators/precipitators, fuel gas boilers, fractionating tower, absorbing re-absorbing and desorbing towers, heat exchangers, pumps, a stabilizing tower;

● gas fractionation processing equipment- de-propanizing tower, refining propylene tower, de-ethanizination tower, heat exchangers, pumps;

● ethylbenzene processing equipment- alkylation reactor, anti-alkylation reactor, dehydrogenation reactor, propylene absorbing tower, de-ethylene tower, ethylbenzene recovering tower, heating furnace for benzene, heating furnace for gas, steam overheating furnace, tail gas compressor, washing tower; and

● liquefied petroleum gas (LPG) and sulfur recovery process- LPG desulfurization extraction tower, dry gas desulfurization tower, regenerating tower, LPG de-mecaptan extraction tower.

Our Products

We manufacture and supply a variety of petrochemical products, including BTX aromatics, propylene, styrene, LPG, MTBE and other petrochemicals.

● BTX Aromatics: consisting of benzene, toluene, xylene and other chemical components for further processing into oil resin, gasoline and solvents materials widely used in paint, ink, construction coating and pesticide.

● Propylene: a chemical intermediate as one of the building blocks for an array of chemical and plastic products that are commonly used to produce polypropylene, acrylonitrile, oxo chemicals, propylene oxide, cumene, isopropyl alcohol, acrylic acid and other chemicals for paints, household detergents, automotive brake fluids, indoor/outdoor carpeting, textile, insulating materials, auto parts and electrical appliances.

● Styrene: a precursor to polystyrene and several copolymers widely used for packaging materials, construction materials, electronic parts, home appliances, household goods, home furnishings, toys, sporting goods and others.

● LPG:  a mixture of hydrocarbon gases used as fuel in heating appliances and vehicles. A replacement for chlorofluorocarbons as an aerosol propellant and a refrigerant which reduces damage to the ozone layer.

● MTBE & Other Chemicals: MTBE, oil slurry, sulphur and others are used for a variety of applications including fuel components, refrigeration systems, fertilizers, insecticides and fungicides, etc.

Expansion Plan

In order to meet the increasing market demands, our management team has made plans to expand our manufacturing capacity to include an SBS production facility, additional storage capacity, a raw material pre-treatment facility and an asphalt production facility.

We are currently working on building a new facility for producing Styrene-Butadience-Styrene (the “SBS”), one of the Styreneic Block Copolymers.  SBS is a product with high product margin with major application for footwear, adhesive, polymer modification and modified asphalt industries. The construction started in September, 2010 and will take approximately 10 to 12 months to complete. The designed capacity of SBS will be 70,000 MT a year. The total investment of the SBS facility is estimated to be $17.5 million. We expect to start the trial run in the third quarter of 2011 and commence the production and sales in the fourth quarter of 2011. We estimate the SBS facility will generate approximately $107 million in sales and $10 million in profit annually at full capacity. China’s current domestic production capacity of SBS is approximately 600,000 tons a year with an estimated domestic demand of 750,000 tons (data source: http://www.cpi360.com/docpage/c419/200906/0603_419_546403.aspx which is set up by Eastern-China International P&C Net).

In addition to the SBS production facility, we plan to increase our current 100,000 MT storage capacity to 200,000 MT. The increased storage capacity will allow the Company to take better advantage of price variations to our raw material costs thereby helping to further improve future gross margins. We also plan to build a pretreatment facility and an asphalt facility on the land we acquired in August 2010. The pretreatment facility will allow us to handle lower grade raw materials thereby helping to further decrease raw material costs. The pretreatment facility will also improve efficiency in current production process as well as provide necessary feedstock for asphalt production. The asphalt facility is a production line that we plan to add with 300,000 MT annual capacities. Management believes that this expansion will increase sales by as much as $298 million per year and result in approximately $30 million of additional annual profits.

Our current estimated schedule of our expansion plan is as follows:

●	Complete SBS facility by September 30, 2011
●	Begin SBS production and sales by December 31, 2011
●	Complete storage capacity expansion by December 31, 2011
●	Complete pretreatment facility by March 31, 2012
●	Complete asphalt facility by June 30, 2012
●	Start asphalt production and sales by September 30, 2012

On August 18, we acquired four parcels of land adjacent to the Company's current facilities totaling approximately 1.2 million square feet. The total cost of the land was approximately $5.8 million, lower than the Company's original $20 million estimation. Excluding the cost of acquiring the land, the estimated cost of the storage expansion, pretreatment facility and asphalt facility is approximately $70 million including $20 million for facility construction, $40 million for new equipment and $10 million for working capital for the whole business.

We plan to fund this proposed expansion through short-term borrowings, cash from operations, proceeds from prior financings and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to increase our production capacity and to expand our business could be adversely affected.

Manufacturing and Sales

Our total production was 165,107 MT for the third quarter of 2010 and we generated $151.3 million in revenue from the sale of 181,282 MT of petrochemical products. This represented a 14.7% increase from the second quarter of 2010. Due to our low-cost and flexible manufacturing process, we are able to change the mix of raw materials and quality of products we produce based on market conditions. Management believes that the company’s technology advantage in using heavy oil as feedstock will sustain and continue to yield attractive margins.

In third quarter, we incurred production interruptions, mainly as a result of the continued effort of the power grid upgrade conducted by a local government utility agency to further improve the stability of power supply to industrial companies in the local area. In the months of July and September, we lost a combined 19 days of production, equating to approximately 41,000 tons of production, approximately $34 million of revenues, $3.0 million in gross profit and $1.8 million in net income.

In order to facilitate company’s future growth “Ningbo Keyuan Petrochemicals, Ltd” was incorporated in Ningbo, P.R. China with a registered capital of $3 million as a wholly owned subsidiary of Keyuan Group (the BVI entity) on August 27, 2010. Ningbo Keyuan Petrochemicals is responsible for the sales and marketing, raw materials sourcing and market analysis for the Company. Dr. Jingtao Ma was appointed as the General Manager of the new entity. Dr. Ma was the head of the former sales and marketing division at Keyuan. This new entity will also serve as the “market thermometer” that can better monitor market conditions and obtain first hand market data through buying and selling activities. Management believes that the consolidation of the sales and marketing and raw material procurement function under one business unit will help efficiently manage the future expansion of the Company.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demands and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The Company did not record any provision for slow-moving and obsolete inventory as of September 30, 2010 and December 31, 2009.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” codified in FASB ASC Topic 360-10, we review the recoverability of our long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. Per ASC 360-10, we are required to periodically evaluate the carrying value of long-lived assets and to record an impairment loss when indicators of impairment are present and the discounted cash flows estimated to be generated by those assets are less than the asset’s carrying amounts.

In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Intangible Assets

Intangible assets are stated at cost. Intangible assets with finite life are amortized over their estimated useful life using straight-line method. Impairment test is performed at least once a year to determine possible impairment loss. Estimated useful lives of intangible assets are as follows:

Rights to use land Software Technology	15-50 years 10 years 9-20 years

Impairment of Intangible Assets

We apply the provisions of Financial Accounting Statement No. 142 “Goodwill and Other Intangible Assets”, codified in FASB ASC Topic 350, which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard, the Company tests these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated discounted future cash flows associated with it at a risk-free rate of interest. In any case the present value of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated at the amount by which the carrying value of the asset exceeds its fair value.

The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgments and actual results may differ from assumed and estimated amounts. Based on our review, we believes that, as of September 30, 2010 and December 31, 2009, there were no significant impairments of our intangible assets.

Revenue Recognition

We derive our revenues primarily from sale of petrochemicals. In accordance with the provisions of Staff Accounting Bulletin No. 104, codified in FASB ASC Topic 480, revenue should not be recognized until it is realized or realizable and earned. Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. In this regard, our revenue is recognized when merchandise is received by customers or shipped by us pursuant to contractual terms of sales so that title and risk of loss passes to the customers and the collectability is reasonably assured.

Research and Development

Research and development costs are expensed as incurred. Research and development costs for the three and nine months ended September 30, 2010 and the years ended December 31, 2009 were insignificant.

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosure for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on its consolidated financial condition, results of operations or cash flows.

In October 2009, the FASB issued an amendment to the accounting and disclosure for revenue recognition. The amendment modifies the criteria for recognizing revenue in multiple element arrangements. Under the guidance, in the absence of vendor-specific objective evidence (“VSOE”) or other third party evidence (“TPE”) of the selling price for the deliverables in a multiple-element arrangement, this amendment requires companies to use an estimated selling price (“ESP”) for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual deliverables. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The guidance is effective for the fiscal year beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company intends to adopt the new guidance prospectively beginning January 1, 2011 and is currently evaluating the impact the adoption will have on its consolidated financial statements.

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

 In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 (ASC 855-10-05) also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 (ASC 855-10-05) is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the year ended December 31, 2009. SFAS 165 (ASC 855-10-05) requires that public entities evaluate subsequent events through the date that the financial statements are issued. In February 2010, FASB issued Accounting Standards Update 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements,” removed the requirement that public entities disclosed the date through which subsequent events have been evaluated.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three and nine months ended September 30, 2010 and 2009

	For the three months Ended September 30,		For the nine months Ended September 30,
	2010	2009	2010	2009

Sales	$151,343,966	$7,362,101	$400,713,069	$7,362,101
Cost of sales	138,277,229	6,091,133	370,185,046	6,091,133
Gross profit	13,066,737	1,270,968	30,528,023	1,270,968

Operating expenses
Selling expenses	97,871	3,404	441,284	3,404
General and administrative expenses	1,645,321	839,699	3,539,109	2,076,292
Total operating expenses	1,743,192	843,103	3,980,393	2,079,696

Gain (loss) from operations	11,323,545	427,865	26,547,630	(808,728)

Other income (expenses):
Interest expense, net	(3,850,777)	(568,242)	(6,514,240)	(821,421)
Non-operating income (expenses)	1,897,007	(86,426)	1,906,606	(227,332)
Total other Income(expenses)	(1,953,770)	(654,668)	(4,607,634)	(1,048,754)

Income (loss) before provision for income tax	9,369,775	(226,803)	21,939,996	(1,857,482)
Provision(benefit) for income tax	1,477,677	(56,700)	3,392,623	(464,370)
Income (net) loss	7,892,098	(170,103)	18,547,373	(1,393,112)
Other comprehensive income
Foreign currency translation adjustment	1,976,139	24,841	2,175,395	20,363
Comprehensive income (loss)	$9,868,237	($145,262)	$20,722,768	(1,372,749)

Sales: Our sales for the three months ended September 30, 2010 were approximately $151,344,000 as compared to sales of $7,362,000 for the three months ended September 30, 2009. Our sales for the nine months ended September 30, 2010 were approximately $400,713,069 as compared to sales of $7,362,000 for the nine months ended September 30, 2009.  The substantial increase in our sales was due to the start of trial production and distribution from September 2009 following completion of a long-term construction period that began in 2008.  Our manufacturing plant is currently operating at full capacity and we have sold approximately 481,983 MT of petrochemicals products in the nine months of our 2010 fiscal year. The breakdown of volume by products sold is listed below.

Product	Total Sale for Jan. 2010 to Sep 2010 (Unit: Metric Ton)
BTX Light Aromatics	228,395
BTX Heavy Aromatics	116,789
LPG	8,736
MTBE and Others	68,795
Styrene	31,111
Propylene	28,157
Total	481,983

Cost of Sales: For the three months ended September 30, 2010, our cost of sales was approximately $138,277,000 as compared to cost of sales $6,091,000 for the same period in 2009. Our cost of sales was approximately $370,185,046 for the nine months ended September 30, 2010 and cost of sales was $6,091,000 for the same period in 2009.  Our cost of sales are primarily composed of the costs of raw materials (mainly heavy oil, benzene and carbinol, including applicable raw material taxes), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The substantial increase in our cost of sales was due to the commencement of full scale production and distribution continuing from the fourth quarter of 2009. In August 2010, the PRC government enacted a policy in order to level the playing field for all Olefin chemical producers and promote the healthy development of Olefin chemical industry. The policy states that heavy oil purchased domestically and used as raw materials for producing ethylene and aromatics products in the year 2010 will be exempted from consumption tax and imported heavy oil used for producing ethylene and aromatics products will receive a consumption tax rebate. Keyuan is an eligible company to benefit from this tax policy and started to capture the benefit of this tax rebate in the third quarter of 2010, reducing the Cost of Sales in the amount of approximately $5.4 million.

Gross Profit: Gross profit for the three months ended September 30, 2010 was approximately $13,000,000 as compared to gross profit of $1,271,000 for the comparable period in 2009. For the nine months ended September 30, 2010, we generated gross profit of roughly$30,500,000, as compared to gross profit of $1,271,000 for the comparable period in 2009.  Increase of our gross profit was due to the commencement of full scale production and sales activities from the fourth quarter of 2009. Starting from the first quarter of 2010, our cost of sales was lower than our revenue and we generated positive gross profit. We believe that we are beginning to capitalize on the investment in our infrastructure and this trend will continue during the remainder of our 2010 fiscal year and beyond. Management is looking to continue to improve overall gross margin through higher production yield and favorable product mix.
Operating Expenses: Operating expenses including selling expenses, general and administrative expenses were approximately $1,743,200 for the three months ended September 30, 2010 as compared to approximately $843,100 for the same period in 2009, an increase of $900,100 or approximately 107%. Selling expenses were approximately $98,000 for the three months ended September 30, 2010 compared to selling expenses of approximately $3,400 for the comparable period in 2009. General and administrative expenses were approximately $1,645,300 for the three months ended September 30, 2010 as compared to approximately $840,000 for the comparable period in 2009. The increase of these major expenses was mainly due to the commencement of full scale production and distribution activities.

For the nine months ended September 30, 2010, operating expenses including selling expenses, and general and administrative expenses, were approximately $3,980,000 as compared to roughly $2,080,000 for the comparable period in 2009.  This was an increase of about $1,900,000 or almost 91%. Selling expenses were approximately $441,000 for the nine months ended September 30, 2010, compared to selling expenses of approximately $3,400 for the comparable period in 2009. General and administrative expenses were roughly $3,540,000 and $2,076,000 for the nine months ended September 30, 2010 and 2009, respectively. The increase of these major expenses was due to the commencement of full scale production and distribution activities.  Management expects that general and administrative expenses may continue to rise as we expand operations.  Some of this expected increase will likely due to various public company expenses including issuing stock options, stock compensations and legal expenses.

Interest Expense: Interest expense for the three months ended September 30, 2010 was roughly $3,851,000 as compared to interest expense of $568,000 for the three months ended September 30, 2009. For the nine months ending September 30, 2010, interest expense was roughly $6,514,000 as compared to interest expense of approximately $821,000 for the comparable period in 2009. The increase in interest expense was primarily due to the significant increase of our short-term bank loans borrowed in 2009 and 2010 which were used to fund our working capital and ensure regular operation of our production and distribution. As we move forward with full operations and production, management believes that the interest expense will stay at current level for tthe remainder of 2010 fiscal year.  However, interest expense could increase in future years if we are forced to fund most of our expansion plans via debt as opposed to additional equity and/or reinvestment of profits.

Non-operating Income (Expense): Non-operating Income for the three months ended September 30, 2010 was roughly $1,897,000 as compared to non-operating expense of $86,000 for the three months ended September 30, 2009. Non-operating Income for the nine months ended September 30, 2010 was approximately $1,907,000 compared to non-operating expense of 227,000 for the nine months ended September 30, 2009. The increase in non-operating income was primarily due to the $1.85 million settlement payment received from one of our major suppliers for their breach of contract specification in the third quarter of 2010. This was a one-time settlement payment agreed upon between the supplier and the Company based on negotiated terms and intention to continue a long-term relationship.

Net Income/loss: Net income for the three months ended September 30, 2010 was approximately $7,892,000 compared to net loss of approximately $170,000 for the three months ended September 30, 2009, an increase of approximately $8,062,000. Net income for the nine months ended September 30, 2010 was approximately $18,547,000 as compared to a net loss of approximately $1,393,000 in the same period in 2009.  This increase was the result of the beginning of normal operations in 2010. Management believes that this trend will continue during our 2010 fiscal year and beyond.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $1,976,139 for the three months ended September 30, 2010. The balance sheet amounts with the exception of equity at September 30, 2010 and December 31, 2009 were translated both at RMB 6.680 and RMB 6.817 to 1.00 U.S. dollar. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended September 30, 2010 and 2009 were RMB6.780 and RMB 6.841 to 1.00 U.S. dollar.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $2,175,000 for the nine months ended September 30, 2010. The balance sheet amounts with the exception of equity at September 30, 2010 were translated at RMB6.680 to 1.00 U.S. dollar. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2010 and 2009 were RMB 6.798 and RMB 6.822 to 1.00 U.S. dollar.

 Financial Outlook for 2010: After a review of our business plan, sales and marketing efforts, we expect to generate sales of approximately US$550 million. This guidance assumes sales volume of 660,000 metric tons. The company’s net income target is $36.3 million for the full year 2010.

 Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in) operating activities	10,444,388	(34,530,346)
Net cash used in investing activities	(29,859,159)	(47,437,689)
Net cash provided by financing activities	48,629,855	86,719,909

Net cash provided by operating activities was $10,444,388 for the nine months ended September 30, 2010 as compared to net cash used in operations of approximately $34,530,000 for the same period in 2009. The increase in cash provided by operations was primarily due to the beginning of normal production and distribution.

Net cash used in investing activities was approximately $29,859,000 and $47,438,000 for the nine months ended September 30, 2010 and 2009. During 2010, net cash used in investing activities was primarily focused on payments for the infrastructure construction and the land purchase payment. During 2009, we were still in the final part of our development stage in which large amounts of money were continuously invested in building construction and equipment installation. As we move forward with our expansion plans, we expect net cash used in investing activities to continue to increase for the rest of the 2010 fiscal year including $9 million payment for the initial construction cost of the expansion project and $5 million for payments of previous construction costs.

Net cash provided by financing activities amounted to $48,630,0004 for the nine month ended September 30, 2010. Net cash provided by financing activities was approximately $86,720,000 for the same period in 2009. Financing cash used in 2010 was mainly the result of letter of credit deposit for purchase of imported raw materials. Financing cash provided in 2010 was primarily the net proceeds received from the April-May and September private financings in 2010 . In 2009, the net cash provided by financing activities was primarily the result of short-term bank loans and addition of cash capital contribution.

We have entered into loan agreements with our primary lenders including but not limited to Bank of China, China Construction Bank and Agricultural Bank of China under which we have term loans. As of September 30, 2010, we had an aggregate principal amount of approximately $163,074,139 outstanding under both the long-term and short-term loan agreements, with maturity dates from October 2010 to October 2012 and interest rates from 2.02% to 6.05% per annum. The loan agreements contain customary affirmative and negative covenants and are mainly guaranteed by third parties and individual persons or secured by a lien on our property and equipment. Historically, all debts due have been paid back by the Company in a timely manner.  All Short-Term Bank Loans are revolving loans whose terms (at due date of payment) are extended by the lender.  As of September 30, 2010, we were in material compliance with the terms of our loan agreements.  As such, management expects all unpaid Short-Term Bank Loans balances can be extended at due date. Depending on capital needs, company evaluates whether to apply for additional Long-Term Bank Loans when they are paid back. The Company currently has sufficient line of credits with the banks for both short-term and long-term borrowings.

At September 30, 2010, we had a cash balance of approximately $44,933,000.  Prior to the completion of our initial preferred stock financing, working capital had been primarily financed with various forms of short and long bank loans as outlined above. Since May 2010, we have partially funded our working capital using the proceeds we obtained from the April-May 2010 private financing and September 2010 private financing.  As of September 30, 2010, we had retained earnings of roughly $7,188,000, as compared to an accommodated deficit of approximately $10,665,000 as of December 31, 2009.

In order to develop our business to meet the increasing customer purchase orders, our management team has made plans to expand our manufacturing capacity to include an SBS production facility, additional storage capacity, a raw material pre-treatment facility and an asphalt production facility.  The estimated cost of building the SBS facility is $17.5 million, and the estimated cost of the other three expansion plans is approximately $70 million including $20 million for facility construction, $40 million for new equipment and $10 million for working capital for the whole business. The estimates do not include the $5.8 million land purchased in August 2010.

We plan to be funded the aforementioned expansion projects through short-term borrowings, partial proceeds from the prior private financings, cash from operations and potential equity financing. However, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including but not limited to:

● investors’ perception of, and demand for, securities of petrochemical manufacturing and supply companies;
● conditions of the U.S. and other capital markets in which we may seek to raise funds;
● our future results of operations, financial condition and cash flow;
● PRC governmental regulation of foreign investment in petrochemical manufacturing companies in China;
● economic, political and other conditions in China; and
● PRC governmental policies relating to foreign currency borrowings.

If we are unable to obtain funding with acceptable terms, or at all, our ability to increase our production capacity and to expand our business could be adversely affected.

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

Changes in Internal Control Over Financial Reporting

During the fiscal years ended December 31, 2009 and 2008, and subsequent interim period ended September 30, 2010 and through the date of dismissal, we did not experience any reportable events, except that in its letter to us in 2009 pursuant to “Statement on Auditing Standards (SAS) 112: Communicating Internal Control Related Matters,” Hall, our former auditor,  identified the following material weakness of our internal controls, which constitute a reportable event under Item 304(a)(1)(v) of Regulation S-K:

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

 As of September 30, 2010, considering the material weaknesses identified in our internal control, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was designed to evaluate if our disclosure control and procedures provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and that the information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our management including our Chief Executive Officer and Chief Financial Officer, concluded that that the disclosure controls and procedures are effective as the date of September 30, 2010 in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.. This conclusion was based on the following factors as the date of September 30, 2010:

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

c)
Finally,we have recently appointed an audit committee comprised of independent members of our board of directors, including an audit committee chairman, whom we believe to meet the SEC’s definition of a “financial expert” in the Sarbanes-Oxley Act Section 406 and 407. We concluded that increased oversight and experience provided by the audit committee assisted us in the establishment and oversight of our controls and procedures.

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

Date: November 15, 2010	Keyuan Petrochemicals, Inc.

By: /s/ Chunfeng Tao
Chunfeng Tao
Chief Executive Officer & President

By: /s/ Aichun Li
Aichun Li Chief Financial Officer
By: /s/ Weifeng Xue
Weifeng Xue Vice President of Accounting