Form 10-K
period 2010-12-31
Keyuan Petrochemicals, Inc.
filed 2011-10-20
CIK 1326396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:

KEYUAN PETROCHEMICALS, INC.
(formerly Silver Pearl Enterprises, Inc.)
 (Exact name of registrant as specified in its charter)

Nevada	45-0538522
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification or Organization No.)

Qingshi Industrial Park
Ningbo Economic & Technological Development Zone
Ningbo, Zhejiang Province
P.R. China 315803
(86) 574-8623-2955
(Address and telephone number of principal executive offices and principal place of business)

Securities registered under Section 12 (b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act:
COMMON STOCK WITH $.001 PAR VALUE
(Title of Class)

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the securities Act.  Yes ☐ No ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 9,921,490 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $ 31,847,982.90 as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $3.21 per share, as reported on the OTC Bulletin Board.

As of October 14, 2011, the Registrant has 57,629,301  shares of common stock outstanding and 5,400,010  shares of Series B Preferred Stock outstanding.

KEYUAN PETROCHEMICALS,, INC
TABLE OF CONTENTS

Annual Report on Form 10-K for the Year Ended December 31, 2010

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “Keyuan” “we,” “us” or “our” are references to the combined business of Keyuan Petrochemicals, Inc. and its consolidated subsidiaries.  References to “Keyuan International” are references to our wholly-owned subsidiary, Keyuan International Group Limited”; references to “Keyuan HK” are references to our wholly-owned subsidiary, Keyuan Group Limited; references to “Ningbo Keyuan” are references to our wholly-owned subsidiary, Ningbo Keyuan Plastics Co.,Ltd.; references to “Ningbo Keyuan Petrochemicals” are to our wholly-owned subsidiary, Ningbo Keyuan Petrochemicals Co., Ltd. References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

ITEM 1.  BUSINESS

GENERAL OVERVIEW

(a)       Nature of business

We, through our PRC operating subsidiaries, Ningbo Keyuan and Ningbo Keyuan Petrochemicals, are engaged in the manufacture and sale of petrochemical products in the PRC. Our operations include (i) a production facility with an annual petrochemical production capacity of 550,000 metric tons (MT) of a variety of petrochemical products (such capacity was expanded to 720,000 MT in April 2011), (ii) facilities for the storage and loading of raw materials and finished goods and (iii) a manufacturing technology that can support our manufacturing process with relatively low raw material costs and high utilization and yields, all of which are led by a management team consisting of petrochemical experts with proven track records from some of China’s largest state-owned enterprises in the petrochemical industry.

Due to China’s growing demand for refined petrochemical products, we expanded our annual production capacity from 550,000 MT to 720,000 MT in April 2011. We also completed the construction of a Styrene-Butadience-Styrene (the “SBS”) production facility with an annual production capacity of 70,000 MT in September 2011 and expect to start a trial production in October, 2011. In addition, we plan to complete an additional storage capacity, a raw material pre-treatment facility and an asphalt production facility by the end of 2012.

(b) Organization

Keyuan Petrochemicals, Inc. (“Company” or “the Company”, formerly known as “Silver Pearl Enterprises, Inc.”, together with its subsidiaries, herein referred to as “we” “us” and “our”) was incorporated in the State of Texas on May 4, 2004.

On April 22, 2010, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Keyuan International Group Limited (“Keyuan International”), a privately held investment holding company organized on June 11, 2009 under the laws of the British Virgin Islands, Delight Reward Limited (“Delight Reward”), the sole stockholder of Keyuan International and Denise D. Smith (“Smith”), the Company’s former principal stockholder. Pursuant to the terms of the Exchange Agreement, Delight Reward transferred to the Company all of its shares of Keyuan International in exchange for 47,658 shares of the Company’s Series M convertible preferred stock (the “Share Exchange”). On an “as converted” basis, the Series M convertible preferred stock represented approximately 95% of the Company’s outstanding common stock right after the Share Exchange.  The Series M convertible preferred stock voted with the common stock on an “as converted basis” and was converted into 47,658,000 shares of the Company’s common stock on December 28, 2010.

As a result of the Share Exchange, Keyuan International became a wholly-owned subsidiary of the Company and Delight Reward became the controlling stockholder of the Company. The Share Exchange was accounted for as a reverse acquisition and recapitalization whereby Keyuan International is deemed to be the accounting acquirer (and the legal acquire).  The common stock of the Company continues post the Share Exchange, while the retained deficit of the Company was eliminated as the historical operations are deemed to be those of Keyuan International.

On May 12, 2010, the Company formed a corporation under the laws of the State of Nevada called Keyuan Petrochemicals, Inc. and on the same day, acquired 100% of the entity’s stock for cash. As such, the entity became the Company’s wholly-owned subsidiary (the “Merger Subsidiary”).

Effective as of May 17, 2010, the Merger Subsidiary was merged with and into the Company. As a result of the merger, the Company’s name was changed to “Keyuan Petrochemicals, Inc.”.  Prior to the merger, the Merger Subsidiary had no liabilities and nominal assets and, as a result of the merger, the separate existence of the merger subsidiary ceased.  The Company is the surviving corporation in the merger and, except for the name change, there was no change in the Company’s directors, officers, capital structure or business.

On August 8, 2010, Keyuan Group Limited (“Keyuan HK) established a wholly owned subsidiary in the People’s Republic of China (“PRC”), Ningbo Keyuan Petrochemicals Co., Ltd (“Ningbo Keyuan Petrochemicals”), which is engaged in the sale of petrochemical products in the PRC.

(c) History of Keyuan International before the Share Exchange

Immediately prior to the date of the Share Exchange, the Company was a shell company with no operations and a nominal amount of cash, and Keyuan International, through Keyuan Group Limited (“Keyuan HK”) and its indirect subsidiary, Ningbo Keyuan, was engaged in the manufacturing and sale of petrochemical products.

 Keyuan HK was established in Hong Kong in 2009, and is a holding company with no significant assets or operations. On April 26, 2007, Ningbo Keyuan was established as a wholly foreign owned enterprise in Ningbo, PRC by Hong Kong Keyuan PEC Investment Holdings Limited (“Hong Kong Keyuan”, 51%), Hong Kong Development Enterprise Co., Limited (“Hong Kong Development”, 26%) and Wayes International Trading Limited (“Wayes International”, 23%).  Hong Kong Keyuan was controlled by Mr. Chunfeng Tao, Hong Kong Development was controlled by Mr. Jicun Wang and Wayes International was controlled by Mr. Peijun Chen. Ningbo Keyuan had an original registered capital of USD $12,000,000. The Ningbo Foreign Trade & Economic Cooperation Bureau approved Ningbo Keyuan’s increase in its registered capital from USD$12,000,000 to USD$20,400,000 on February 27, 2009. The registered capital of Ningbo Keyuan was then increased from USD $20,400,000 to USD$50,400,000 and a new Certificate of Approval was issued by the Ningbo Foreign Trade & Economic Cooperation Bureau on March 22, 2010.

On April 1, 2008 Ningbo Litong Petrochemical (“Ningbo Litong”) acquired 12.75% of the shares of Ningbo Keyuan from Hong Kong Keyuan on behalf of Mr. Chunfeng Tao.  On November 25, 2008 Ningbo Kewei Investments Co., Limited (“Ningbo Kewei”), a company controlled by Mr. Tao acquired 12.75% of Ningbo Keyuan from Ningbo Litong.  On June 24, 2009, Ningbo Kewei acquired 15.75% of Ningbo Keyuan from Hong Kong Keyuan through a  capital increase.  On July 17, 2009, Hong Kong Keyuan acquired 28.5% shares from Ningbo Kewei.  Through these transactions Mr. Tao’s 51% ownership of Ningbo Keyuan remained unchanged.

In 2009, Apex Smart Limited, Best Castle Investments Limited, Chance Brilliant Holdings Limited, Delight Reward Limited and Keyuan International Group Limited were established in the British Virgin Island (BVI) and  Keyuan HK was established in Hong Kong. Delight Reward Limited holds 100% of the equity interests of Keyuan International Group Limited which holds 100% of the equity interests  of Keyuan HK. Delight Reward Limited is owned by:

•	Apex Smart Limited (45.6132%), which was 100% held by Stewart Shiang Lor and subsequently by Mr. Brian Pak-Lun Mok.

•	Best Castle Investments Limited (23.2523%), which was 100% held by Mr. O. Wing Po.

•	Chance Brilliant Holdings Limited (20.5694%), which was 100% held by Mr. Lo Kan Kwan.

•	Harvest Point Limited (5.3896%), which was 100% held by Mr. Brian Pak-Lun Mok.

•	Strategic Synergy Limited (5.1755%), which was 100% held by Mr. Brian Pak-Lun Mok.

On November 16, 2009 Keyuan HK acquired 100% of Ningbo Keyuan from Hong Kong Keyuan, HongKong Development and Wayes International.  Mr. Brian Pak-Lun Mok, Mr. O. Wing Po and Mr. Lo Kan Kwan also agreed to support Mr. Chunfeng Tao, Mr. Jicun Wang and Mr. Peijun Chen respectively to retain their controls in Delight Reward Limited and its subsidiaries. The reorganization is considered as restructuring under common control  and Mr. Chunfeng  Tao, Mr. Jicun Wang and Mr. Peijun Chen remained as the controlling parties.

On April 2, 2010, Mr. Brian Pak-Lun Mok, Mr. O. Wing Po, and Mr. Lo Kan Kwan, who indirectly held 100%  of the equity interests in Delight Reward Limited, entered into certain share transfer agreements with Mr. Chunfeng Tao, Mr.  Jicun Wang, Mr.  Peijun Chen and Mr.  Xin Yue, pursuant to which each of these persons agreed to transfer all of its interests in Apex Smart Limited, Best Castle Investments Limited and Chance Brilliant Holdings Limited, Harvest Point Limited and Strategic Synergy Limited (collectively the “BVI Holding Companies”),  to Mr. Chunfeng Tao, Mr.  Jicun Wang, Mr. Peijun Chen and Mr. Xin Yue respectively, subject to achievement of certain performance targets of Ningbo Keyuan.  The performance targets are the Company achieving: at least $39 million of gross revenue for the three months commencing from July 2010 to September 2010; at least $40 million of gross revenue for the three months commencing from October 2010 to December 2010; and, at least $41 million of gross revenue for the three months commencing from January 2011 to March 2011.

Pursuant to the share transfer agreements, (i) Mr. Brian Pak-Lun Mok granted Mr.Chunfeng  Tao an option to acquire 100% of the equity of Apex Smart Limited in three installments provided that certain performance targets are met; (ii) Mr. O. Wing Po granted Mr.  Jicun Wang an option to acquire 100% of the Best Castle Investments Limited in three installments provided that certain performance targets are met; (iii) Mr. Lo Kan Kwan granted Mr.  Peijun Chen an option to acquire 100% of the equity of Chance Brilliant Holdings Limited in three installments provided that  certain performance targets are met; (iv) Mr. Brian Pak-Lun Mok granted Mr.  Xin Yue an option to acquire 100% of the equity of  Harvest Point Limited in three installments provided that certain performance targets are met; and (v) Mr. Brian Pak-Lun Mok granted Mr. Xin Yue an option to acquire 100% of the equity of Strategic Synergy Limited in three installments provided the performance targets are met ( the share transfer agreements are herein referred as “Slow Walk Agreement(s)” or “Slow Walk”. Options are herein sometimes referred as “Slow Walk Option(s)”).

(d)  Current Shareholding Structure of the Company

On November 4, 2010, the Company exercised its conversion rights under the terms of the Series A Preferred Stock to convert all of outstanding shares of its Series A 6% Cumulative Convertible Preferred Stock into a total of 6,132,032 shares of Common Stock, $0.001 par value per share. As a result, following the conversion, all 6,132,032 shares of Series A Preferred Stock that had been outstanding were cancelled and were automatically converted, without any delivery of conversion notice required on the part of the holders of Series A preferred stock.

On November 15, one-third of the Slow Walk Options were exercised after the first performance target was met. However, as of October 14, 2011, the remaining Slow Walk Options have not yet been exercised.

On December 28, 2010, the Company exercised its mandatory conversion rights under the terms of the Series M preferred stock to convert all of outstanding shares of its Series M preferred stock into a total of 47,658,000 shares of Common Stock, $0.001 par value per share, all of which are held by Delight Reward Limited
.
On April 29, 2011, Harvest Point Limited transferred 1,028 shares of Delight Reward Limited’s stock to Strategic Synergy Limited, changing their ownership of Delight Reward Limited’s stock to 3.334% and 7.232% respectively. On the same day, Mr. Brian Pak-Lun Mok and Mr. Xin Yue transferred 33,333 shares and 16,667 shares of Harvest Point Limited, respectively, to Ms. Muxia Duan thus transferred 100% ownership of Harvest Point Limited to Ms. Muxia Duan.

As a result, the shareholding structure following the restructuring is as follows:

(e) Independent Investigation and Nasdaq Delisting Decision

During the process of preparing the Company’s Annual Report on Form 10-K for the year ending December 31, 2010,  on or about March 24, 2011, KPMG, the Company’s former independent auditor, raised certain issues primarily  relating to unexplained issues regarding certain cash transactions and recorded sales and requested that the Audit Committee conduct an independent investigation. Based on the issues raised by KPMG, on March 31, 2011, our Audit Committee elected to commence an independent investigation of the issues raised and engaged the services of independent counsel, Pillsbury Winthrop Shaw Pittman LLP (“Pillsbury”), which in turn engaged Deloitte Financial Advisory Services LLP (“Deloitte”), as independent forensic accountants, and King & Wood, as Audit Committee counsel in the People’s Republic of China (Pillsbury, Deloitte and King & Wood are collectively referred herein as “Investigation Team”).

On September 28, 2011, the Investigation Team completed the investigation.  On October 3, 2011, the Company provided the Nasdaq Hearings Panel with a copy of the final investigation report along with a comprehensive list of remedial actions the Company has taken and is committed to taking to remediate the accounting and internal control issues. On October 5, 2011, the Company was notified that the Nasdaq Hearings Panel exercised its discretionary authority pursuant to NASDAQ Listing Rule 5101 to delist the Company’s securities from the Nasdaq Stock Market. As a result, the Company’s shares resumed trading in the pink sheets under the ticker symbol KEYP.PK beginning October 7, 2011.

The Company intends to request that the Nasdaq Listing and Hearing Review Council review the decision of the Hearings Panel within 15 days from the date of the Hearings Panel’s decision, as permitted by NASDAQ Listing Rule 5820.

FINANCINGS

April – May 2010 Private Placement

Following the Share Exchange, we entered into a securities purchase agreement with 122 accredited investors for the issuance and sale of 748,704 Units  at a purchase price of $35 per unit, for aggregate gross proceeds of approximately $26,204,640   consisting of, in the aggregate, (a) 6,738,336 shares of Series A convertible preferred stock, par value $0.001 per share convertible into the same number of shares of Common Stock, (b) 748,704 shares of Common Stock, (c) three-year Series A Warrants to purchase up to 748,704 shares of Common Stock, at an exercise price of $4.50 per, and (d) three-year Series B Warrants to purchase up to 748,704 shares of Common Stock, at an exercise price of $5.25 per share (the “April-May 2010 Private Placement”).

In connection with the April-May 2010 Private Placement, we also entered into a registration rights agreement  with the investors, in which we agreed to file a registration statement  with the SEC to register for resale of the Common Stock, the Common Stock issuable upon conversion of the Series A Preferred Stock, the Series A Warrant Shares and the Series B Warrant Shares issued in the financing, within 30 calendar days of April 22, 2010 and to have such registration statement declared effective within 150 calendar days of April 22, 2010 or within 180 calendar days of April 22, 2010 in the event of a full review of the registration statement by the SEC. If we can not comply with the foregoing obligations under the registration rights agreement, we will be required to pay liquidated damages in cash to each investor, at the rate of 1% of the applicable subscription amount for each 30 day period in which we are not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act.

Accordingly, we filed a registration statement on Form S-1 in connection with the April-May 2010 private placement transaction. Amendment No. 4 to such Form S-1 which we filed on October 15, 2010 was declared effective on October 19, 2010. However, because of the delinquency of the Company’s annual report on Form 10-K for fiscal year ended December 31, 2010 and interim reports on Form 10-Q for three months ended March 31, 2011 and June 30, 2011 respectively, as of October 14, 2011, the Amendment No. 4 to such Form S-1 is no longer effective. As a result, we began to accrue penalties pursuant to the terms of the registration rights agreement in April, 2011.

Pursuant to the terms of the securities purchase agreement and the terms of the Certificate of Designation of Series A preferred stock, we exercised our conversion rights to convert all of the outstanding Series A preferred stock into a total of 6,132,032 shares of Common Stock. As a result of the conversation, since November 4, 2010, we have no longer incurred the Series A dividends, payable quarterly, at the rate of 6% per annum for each outstanding share.

September 2010 Private Placement

On September 28, 2010, we closed an offering for $20,250,000 consisting of  a total of 540,001 units at a purchase price of $37.50 per unit, each unit consisting of, (a) ten (10) shares of Series B convertible preferred stock of the Company, (b) one and a half (1.5) three year Series C warrants  to purchase one  and a half (1.5) shares of Common Stock, at an exercise price of $4.50 per share, and (c) one and a half (1.5) three year Series D warrants  to purchase one and a half (1.5) shares of Common Stock, at an exercise price of $5.25 per share (the “ September 2010 Private Placement”) in reliance upon the exemption from securities registration afforded by Regulation S as promulgated under the Securities Act of 1933.

In connection with the September 2010 Private Placement, we also entered into a Registration Rights Agreement with the investors, in which we agreed to file a registration statement  with the Commission to register for resale the Common Stock issuable upon conversion of the Series B Preferred Stock, the Series C Warrant Shares and the Series D Warrant Shares, within 30 calendar days of October 19, 2010 and to have the registration statement declared effective within 150 calendar days of October 19, 2010 or within 180 calendar days of October 19, 2010 in the event of a full review of the registration statement by the Commission. If we do not comply with the foregoing obligations under the registration rights agreement, we will be required to pay cash liquidated damages to each Series B Investor, at the rate of 1% of the applicable subscription amount for each 30 day period in which the Company is not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act.

Accordingly, we filed a registration statement on Form S-1 in connection with the September 2010 private placement transaction. Amendment No. 2 to such Form S-1 which we filed on January 14, 2011 was declared effective on January 19, 2011. However, because of the delinquency of the Company’s annual report on Form 10-K for fiscal year ended December 31, 2010 and interim reports on Form 10-Q for three months ended March 31, 2011 and June 30, 2011 respective, as of October 14, 2011, the Amendment No. 2 to such Form S-1 is no longer effective. As a result, we began to accrue penalties pursuant to the terms of the registration rights agreement in April, 2011.

Mandatory Conversion of Series M Preferred Stock

On December 28, 2010, we exercised our mandatory conversion rights under the terms of the Series M preferred stock to convert all of the outstanding shares of the Series M preferred stock into a total of 47,658,000 shares of Common Stock, $0.001 par value per share. As a result, following the conversion, all 47,658 shares of Series M preferred stock that had been outstanding were cancelled and were automatically converted, without any delivery of conversion notice required on the part of the holders of Series M Preferred Stock.

OUR PRODUCTS

We manufacture and supply a variety of petrochemical products, including BenzeneToluene-Xylene Aromatics (BTX Aromatics), propylene, styrene, liquid petroleum gas (LPG), Methyl Tertiary Butyl Ether (MTBE) and other petrochemicals, each of which is described below:


BTX Aromatics: consists of benzene, toluene, xylene and other chemical components used for further processing into plastics, gasoline and solvent materials widely used in paint, ink, construction coating and pesticide;


Propylene: a chemical intermediate which is one of the building blocks for an array of chemical and plastic products that are commonly used to produce polypropylene, acrylonitrile, oxo alcohols, propylene oxide, cumene, isopropyl alcohol, acrylic acid and other chemicals for paints, household detergents, automotive brake fluids, indoor/outdoor carpeting, textile, insulating materials, auto parts and electrical appliances;


Styrene: a precursor to polystyrene and several copolymers widely used for packaging materials, construction materials, electronic parts, home appliances, household goods, home furnishings, toys, sporting goods and other products;


LPG: a mixture of hydrocarbon gases used as fuel in heating appliances and vehicles. A replacement for chlorofluorocarbons as an aerosol propellant and a refrigerant which reduces damage to the ozone layer; and

	MTBE & Other Chemicals: MTBE, oil slurry, sulphur and others which are used for a variety of applications including fuel components, refrigeration systems, fertilizers, insecticides and fungicides.

Production Capacity and Expansion

The following chart depicts our production capacity in  2010:

Breakdown of 2010 Capability of 550,000 (MT)

In order to develop our business to meet the increasing customer demands, we have been working to expand our manufacturing capacity by focusing on the following improvements to our infrastructure:

a)	upgrading the catalytic pyrolysis processing equipment used in production facilities to expand annual design capacity from 550,000 MT to 720,000 MT;

b)	an SBS production facility with a design capacity of 70,000 MT per year;

c)
additional storage capacity which will allow us to take better advantage of price variations in our raw materials costs, our finished products sales, as well as to support the storage needs of overall expanded production capacity

d)
a raw material pre-treatment facility which will allow us to handle lower grade raw materials thereby helping us to further decrease raw material costs, improve efficiency in current production processes and provide necessary feedstock for asphalt production;

e)	an asphalt production facility, which will add 300,000 MT annual capacity to our current facility

Our annual designed manufacturing capacity was 550,000 metric tons of a variety of petrochemical products at the end of 2010. We upgraded the catalytic pyrolysis processing equipment used in production facilities to expand the capacity from 550,000 MT to 720,000 MT. This capacity expansion project started in March 2011 and was completed in April 2011.

In September 2011, we completed building a new facility designed for producing Styrene-Butadience-Styrene (the “SBS”), one of the Styreneic Block Copolymers.  SBS is a product with higher product margin with major application for footwear, adhesive, polymer modification and modified asphalt industries. The SBS facility was built on part of the 1.2 million square feet of land for which we obtained the right of use in August 2010 The construction started in September, 2010 and was completed as scheduled in September 2011. The project is currently in the stage of equipment optimization and alignment. Trial production is expected to start in late October 2011. The designed capacity of the SBS facility allows for production of up to 70,000 metric tons per year.   We expect to generate net profit margins of 10% from our production of SBS once the facility reaches normal production levels. The SBS facility is anticipated to achieve an 80% utilization rate in 2012, the first full year of production, and generate approximately $107 million in sales and $10 million to $11 million in profit in 2012. Market conditions, the volatility of feedstock and SBS product prices can significantly impact the estimated profitability.

In anticipation of the increasing needs for raw materials and the production of finished goods, we are currently working on building additional storage capacity for raw materials and for finished goods to increase our current 100,000 MT of storage capacity to 280,000 MT. The additional storage capacity will allow us to take better advantage of price variations in our raw materials costs and our finished products sales, as well as to support the storage needs of overall expanded production capacity.

The addition of a raw material pre-treatment facility will enhance our capability to handle tougher raw materials and reduce raw material cost. The pre-treatment equipment will be utilized prior to the catalytic pyrolysis processing. After pre-treatment, the “better” raw materials will go to the catalytic pyrolysis process and the “poorer” raw materials will go to the asphalt production facility. To be more specific, the raw materials coming from storage tanks will go through a heat exchanging process and will be mixed with solvent in the mixer before going to the two level extractors for the separating process. Through different levels of separation, the higher quality raw material will go to the catalytic pyrolysis process and the lower quality raw material will be generated into asphalt products through the modifying process. The raw material pre-treatment facility will allow us to introduce an even lower grade heavy oil which ultimately lowers raw material costs.

We plan to produce high-grade pavement asphalt which is the building material for highways and various grades of roads including urban fast roads and trunk roads with heavy traffic flow. High-grade pavement asphalt can also be used as raw materials for emulsified asphalt, diluted asphalt and modified asphalt.  We expect the asphalt facility will be completed by the end of September, 2012.We believe that developing an asphalt production capability fits into our overall business. First, there is a large market demand in China due to China’s focus on building infrastructure to support further economic growth and the under-developed domestic supply; Second, asphalt production can provide a better use of our production residuals and lower quality materials. Currently, our production residuals are sold as scrap, however, with our expanded asphalt production, we can use those residuals to produce asphalt which can be sold at a higher price. We expect that the increased revenue and net profit from asphalt production will contribute significantly to our overall success. Third, our management team has in-depth knowledge and expertise in designing, building and managing an asphalt production facility. Our CEO, Mr. Chunfeng Tao successfully built and managed Ningbo Daxie Liwan Petrochemical Co. (later purchased by China National Offshore Oil Company) to an annual production of 500,000 metric tons of high grade asphalt.

The estimated cost of the storage capacity expansion, raw material pre-treatment facility and asphalt facility is approximately $75.8 million including $5.8 million for land, $20 million for facility construction, $40 million for new equipment, and $10 million for working capital. Upon full completion of our expansion,  our total production capacity will reach 1,090,000 MT a year including our current expanded production of 720,000 MT, SBS facility of 70,000 MT and asphalt facility of 300, 000 MT. The following chart depicts the breakdown of our new production capacity of 1,090,000 MT.

Capacity Breakdown after expansion projects (1,090,000 MT)

Our status of completion timeline for our expansion projects is as follows:

Expansion Project	Expected Completion Date
Catalytic pyrolysis processing equipment upgrade	Completed in April 2011
SBS Production Facility	Completed in September 2011
Storage Facility	End of Q4, 2012
Raw Materials Pre-treatment Facility	End of Q4, 2012
Asphalt Production Facility	End of Q4, 2012

Petrochemical Manufacturing Process

The following chart illustrates our petrochemical manufacturing process:

Heavy oil
Pre-treatment Equipment
Lower quality raw material
Asphalt Production Facility
Expanded production
Higher quality raw material
Current production
Proprietary Catalytic Pyrolysis Processing
BTX Aromatics & Oil Slurry
LPG to Desulfurization
Gas Fractionation Processing
Refined Gas to Ethylbenzene
Acid Gas to Sulphur Recovery
Propylene & CA Mix
LPG
Dry Gas & Ethylbenzene
Sulphur Recovery
Sulphur
Isobutane
Ethylbenzene to Styrene
MTBE
Styrene
Fuel Gas

Petrochemical Market in China

China has the world’s second largest petrochemical market after the U.S. in terms of production and consumption. China’s petrochemical output value grew from RMB 1,240 billion in 2000 to RMB 8,880 billion in 2010, representing a Compound Annual Growth Rate (CAGR) of 18%. China Petrol and Chemical Industry Association (CPCIA) expect that the total profits in the petrochemical industry will increase 28.5% in 2011. (Source: http://www.cinic.org.cn/site951/schj/2011-08-03/493088.shtml)

China’s increasing domestic demand for petrochemical products has exceeded the domestic supply in the past several years:


China’s benzene supply grew from 2.13 million MT in 2002 to 5.531million MT in 2010 representing a CAGR of 13%. China’s benzene demand increased from 2.08 million MT in 2002 to 5.004 million MT in 2010, representing a CAGR of 12%. ( data sourcehttp://chem.chem365.net/Web/jckxx_news/39296.htm )


China’s toluene supply grew from 697,000 MT in 2002 to 1.50 million MT in 2010, representing a CAGR of 10%. China’s toluene demand increased from 1.56 million MT in 2002 to 2.30 million MT in 2010, representing a CAGR of 5%.(data source: http://news.vlongbiz.com/chem/2011-02-15/1297733348d1554334_3.html )


China’s xylene supply grew from 820,000 MT in 2002 to 6.5 million MT in 2010, representing a CAGR of 30%. China’s xylene demand increased from 1.1 million MT in 2002 to 7.5 million MT in 2009 representing a CAGR of 32%.(data source: www.stats.gov.cn ) (www.chem99.com)


China’s propylene supply has grown from 3.78 million MT in 2000 to 15 million MT in 2010, representing a CAGR of 15%. China’s propylene demand has risen from 4.39 million MT in 2000 to 18.60 million MT in 2010, representing a CAGR of  16%.(data source: http://chem.chem365.net/Web/chem_news/1418357.htm)

China’s styrene supply has grown from 0.89 million MT in 2002 to 3.806 million MT in 2010, representing a CAGR of 20%. China’s Styrene demand has increased from 2.69 million MT in 2002 to 7.3 million MT in 2010, representing a CAGR of 13%.(data http://chem.chem365.net/Web/jckxx_news/30869.htm, http://static.sse.com.cn/cs/zhs/scfw/gg/ssgs/2010-04-29/600481_20100429_3.pdf )


China’s LPG supply has grown from 12.56 million MT in 2003 to 21.096 million MT in 2010, representing a CAGR of 8%. China’s LPG demand has increased from 18.77 million MT in 2003 to 23.64 million MT in 2010, representing a CAGR of 3%.(data source: http://oilinfo.cnpc.com.cn/ypxx/ypsc/yjbg/nb/2010.htm,)

As a result, China has imported petrochemical products to meet the domestic demand, which is expected to continue for a number of years (source: Publication by Business Monitor International Ltd.: China Petrochemicals Report, Includes 5 Year Forecast to 2014; Q2 2010):


China imported 1.627 million MT of benzene between 2003 and 2010. (data source:http://chem.chem365.net/Web/jckxx_news/39296.htmhttp://data.chyxx.com/shyhg/201012/W951045PPL.html
http://chem.chem365.net/Web/jckxx_news/22382.htm)

	China imported 863,000 MT of toluene in 2002 and 830,000 MT in 2010(data source: http://www.china-consulting.cn/article/html/2009/1214/337936b.php)

	China imported 271,000 MT of xylene in 2002 and 4.19 million MT in 2010 (data source: http://www.chinacustomsstat.com/aspx/1/newdata/record_class.aspx?page=3&guid=1554)

	China’s import of propylene has increased from 210,000 MT in 2004 to 1.52 million MT in 2010 ( data source: http://chem.chem365.net/Web/chem_news/1418357.htm)

	China’s import of styrene has risen from 1.79 million MT in 2002 to 3.687 million MT in 2010 (http://chem.chem365.net/Web/chem_news/1418357.htm)

Asphalt Market in China and Pretreatment & Asphalt Process

In addition to its use as raw materials for emulsified, diluted and modified asphalt-based products, asphalt is widely used for highways, roads and airport pavements. At the end of 2010,  the length of China’s highways has reached 74,000 km (45,981 miles) in the aggregate (http://www.ccmec.com.cn/?thread-2702-1.html), which made China rank the second in the world in terms of the length of its highway system. According to the PRC government plan, the length of China's highways will reach 100,000 km (62,137 miles) by 2020 (http://www.cngaosu.com/a/2010/1109/71783.html). In November 2008, the PRC Ministry of Communication issued a RMB 5 trillion investment plan and according to this plan, the average annual investment for construction of highways in the next five years will be RMB 980 billion, among which 60% will be used for construction of expressways, 20% for provincial highways and 20% for highways in the countryside.

To ensure the high-quality condition of roads and highways, the PRC government requires regular pavement maintenance every five years. In the past five years, the domestic demand for asphalt in China has exceeded supply with total imports of approximately 5.6million MT in 2010.

The following chart depicts the pretreatment and asphalt process:

Environmental Protection and Safety Measures

We are committed to environmental protection, facility safety and quality control throughout the design, maintenance and growth of our operation facilities and manufacturing process.

Environmental Protection

We have taken various measures to meet national standards and ensure our environmental compliance. For example, we recycle the water for cooling in our production process and large amounts of water can be saved through recycling. Sulfureted hydrogen generated in production is sent to the facility for sulfur recovery. The waste water and waste gas is treated by our sewage water treatment station and emission control facility to meet the national standards before discharge. The industrial residue and garbage is sent to qualified companies for safe treatment.

Safety Measures

Our safety control measures include:

1.	Distribution control system;
2.	Emergency shutdown mechanism;
3.	Automatic interlocking system;
4.	Detection & alarm system for flammable and toxic gas;
5.	Fire detection & automatic sprinkler system; and
6.	Real-time system and process monitoring system

Quality Control

With our commitment to quality control, our petrochemical products have met all applicable national standards for petrochemical products set by the General Administration of Quality Supervision, Inspection and Quarantine of the PRC. For instance, the purity of our Styrene product exceeded the national standard of 99.7%, and the purity and our Propylene product exceeded the national standard of 99.5%.

Our Competitive Strengths

As an independent petrochemical manufacturer and supplier, our competitive strengths include:

Technology Advantage

We have proprietary manufacturing technologies that allow for better use of raw materials, higher yield rate and enhanced operational efficiency.

Specifically, we possess the technology to use heavy oil, instead of naphtha which is a commonly used feedstock in the petrochemical production industry. Heavy oil is approximately 15% cheaper per ton and more readily available than naphtha, which provides us with competitive advantage in the selection of raw materials. In addition, we use proprietary catalytic pyrolysis with higher reaction temperatures, which results in a 15% higher Olefin yield rate than that of conventional fluidized catalytic cracking processes. Finally, we use enhanced technologies in our production process that allow for lower capital investment and higher operations efficiency.

Our yield rate in 2010 for our entire production line indicates a yield rate of 87.6% for the finished products. Yield rate represents the percentage of finished product produced from input of raw material and net input of unfinished products and is calculated by dividing the sum of crude oil and net unfinished input into the individual net production of finished products. A yield rate of 87.6% means, for instance, 100 tons of heavy oil can generate approximately 88 tons of finished products.

In addition, we use enhanced technologies in our production process that allow for lower capital investment and higher operations efficiency. Our proprietary catalytic pyrolysis process uses a set of dual risers for one precipitator and one regenerator, while the commonly-used fluidized catalytic cracking process uses one riser for one precipitator and one regenerator respectively. The dual riser, one precipitator and one regenerator are integrated into one complete process which provides for ease of operation, higher operation efficiency and higher reaction temperature. It was estimated that the technology generates a 15% higher olefin yield rate than that of the fluidized catalytic cracking process, which allows us to produce more higher-margin olefin products such as styrene and propylene

Finally, a catalytic pyrolysis process with high temperatures can produce more olefin hydrocarbon based products compared with other equipment using low temperatures for the same product. In other words, our cost is reduced while producing the same amount of the product.

Our management considers our manufacturing technologies and manufacturing design critical to our business, and has taken steps to protect these technologies. In January 2011, we received the approval for our patent application for MEP technology (Multiple Ethylene Propylene) from the National Intellectual Property Bureau in China, #ZL-2010-2-0191523.6. In addition to patent protection, we also entered into confidentiality and license agreements with certain employees, customers and others to protect the confidentiality of our technologies.

Elite Workforce

Our management team, composed of seasoned petrochemical experts with proven track records from China’s largest state-owned enterprises, provides us with specialized operating management and technical administration. In addition, we have allied with many industry-renowned technology experts and advisors assisting us to achieve consistent technological improvement.

Ideal Location

Our operation and storage facilities are at the ocean front and in close proximity to suppliers and customers which provides us with an advantage of lower logistics cost and readily available access to raw materials and target customers. In addition, being located in Qingshi Chemical Park in Ningbo provides us with access to skilled labor and industry resources.

Sales and Pricing

Sales

In selling our products, most of our customers pay cash in advance; For core customers with excellent credit history, we may occasionally make an exception by conducting credit sales, which is part of our strategy to maintain customer relationship.

In order to meet customers’ demand, we have improved our manufacturing technologies and streamlined our conversion process to achieve an approximately 30 days’ raw material-to-sales cycle.

In order to facilitate our future growth, Ningbo Keyuan Petrochemicals, Ltd was incorporated in Ningbo, China with a registered capital of $3 million as a wholly-owned subsidiary of Keyuan Group (the BVI entity) on August 27, 2010. Ningbo Keyuan Petrochemicals is responsible for the sales and marketing, raw materials sourcing and market analysis for the Company. Dr. Jingtao Ma was appointed as the General Manager of the new entity. Dr. Ma was the head of the former sales and marketing division of Ningbo Keyuan. This new entity will also serve as the “market thermometer” that can better monitor market conditions and obtain first hand market data through buying and selling activities. Management believes that the consolidation of the sales and marketing and raw material procurement function under one business unit will help efficiently manage the future expansion of the Company.

Pricing

Our raw material price fluctuations are primarily attributable to international oil prices and market effects of supply and demand. We set our selling prices based upon benchmark prices published by national petrochemical companies, and/or through individually negotiated prices with customers. Specifically, BTX aromatic prices are influenced by benchmark prices set by National Development and Reform Commission, or NDRC.

Customers

Our main customer base is downstream  petrochemicals manufacturers and distributors (trading companies) located in and near the Yangtze River Delta and Pearl River Delta. 14% of our sales are direct sales to petrochemical companies that use our products as raw materials for their own products such as polystyrene, isoprene, dicyclopentadiene, acrylic acid, oil fuel products and other chemical products. 86% of our sales are through the trading companies, i.e., distributors who sell our products to petrochemicals derivative companies and manufacturers. We engage distributors as customers mainly because: (1) distributors customarily pay the entire purchase price prior to shipment, while end-users often request credit payment terms; and (2) it decreases our overhead by allowing for a more streamlined sales force as distributors do not require regular client visits, entertaining or a highly specialized sales team to maintain the relationships.

In order to estimate the total orders for a year, we conduct surveys with our major customers to obtain their preliminary orders for the next one or two years and update the information annually. We enter into purchase contracts with customers on an order-to-order basis. In each contract, price is determined based on market price and the quantity is specified based on (1) the customer demand for a particular order and (2) our capability to satisfy that particular order. Our five largest customers accounted for 40% and 71% of the sales for the years ended December 31, 2010 and 2009, respectively. We anticipate that our overall customer composition and the concentration of our top customers will change as we expand our business and modify our product portfolio to include new products and higher-margin products; however, we can give no assurance that this will be the case.

Intellectual Property

We have a pending trademark application for the Ningbo Keyuan company logo with the State Administration for Industry and Commerce, Trademark Office. On January 25, 2011 we received approval for a patent related to the Company's proprietary production process, called MEP (Multiple Ethylene Propylene). MEP is an exclusive and leading technology used in Keyuan's existing production process. Through the ingenuity of our CEO,  Mr.  Tao, we have developed this proprietary production process that improves the manufacturing efficiency and flexibility for a wide range of petrochemicals. The utility model patent received, #ZL-2010-2-0191523.6, applies to a processing technology used in the production of ethylene and propylene. This technology allows us to use lower grade feedstock (such as heavy oil) instead of a higher grade feedstock commonly used in other existing petrochemical production processes. It also allow us to improve the yield and utilization rate of its production line, resulting in a 15% cost savings.

Government Regulation

In addition to U.S. securities laws, banking laws and laws applicable to all companies, such as The Foreign Corrupt Practices Act, as a China-based entity, we are subject to various Chinese regulations. This section sets forth a summary of the most significant China regulations or requirements that may affect our business activities operated in China or our shareholders’ right to receive dividends and other distributions of profits from the PRC subsidiary.

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by China's Ministry of Commerce (MOFCOM) and NDRC in 2007 classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. Except for those expressly provided with restrictions, encouraged and permitted industries/businesses are usually 100% open to foreign investment and ownership. With regard to those industries/businesses restricted to foreign investment, there is always a limitation on foreign investment and ownership. Foreign investment is prohibited in prohibited industries/business. The PRC subsidiary’s business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

Regulation of Foreign Currency Exchange

Foreign currency exchange in the PRC is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside the PRC without the prior approval of State Administration of Foreign Exchange (SAFE). Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), foreign investment enterprises, or FIEs may purchase foreign exchange without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to limitations and require approvals from SAFE.

Regulation of FIEs’ Dividend Distribution

The principal laws and regulations in the PRC governing distribution of dividends by FIEs include:

(i)	The Sino-foreign Equity Joint Venture Law (1979), as amended, and the Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

(ii)	The Sino-foreign Cooperative Enterprise Law (1988), as amended, and the Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

(iii)	The Foreign Investment Enterprise Law (1986), as amended, and the Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

Under these regulations, FIEs in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the wholly-owned foreign enterprises in the PRC are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Regulation of a Foreign Currency’s Conversion into RMB and Investment by FIEs

On August 29, 2008, SAFE issued a Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises or Notice 142, to further regulate the foreign exchange of FIEs. According to Notice 142, FIEs shall obtain a verification report from a local accounting firm before converting its registered capital in foreign currency into Renminbi, and the converted Renminbi shall be used for the business within its permitted business scope. Notice 142 explicitly prohibits FIEs from using RMB converted from foreign capital to make equity investments in the PRC, unless the domestic equity investment is within the approved business scope of the FIE and has been approved by SAFE in advance. In addition, SAFE strengthened its oversight over the flow and use of Renminbi funds converted from the foreign currency-dominated capital of a FIE. The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used. Violations of Notice 142 may result in severe penalties, including substantial fines as set forth in the SAFE rules.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Notice 75, which became effective as of November 1, 2005. SAFE has also issued implemented rules to SAFE Notice 75.  SAFE Notice 75 and its implementation rules require PRC residents (including both corporate entities and natural persons) to register with SAFE or its competent local branch in connection with their direct or indirect shareholding in any company outside of China referred to as an “offshore special purpose company” established for the purpose of raising fund from overseas to acquire assets of, or equity interests in, PRC companies. Under SAFE Notice 75, a “special purpose vehicle”, or SPV, refers to an offshore entity established or controlled, directly or indirectly, by PRC residents for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents in onshore companies. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the SAFE or its competent local branch, with respect to that offshore special purpose company in connection with any of its increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. The SAFE regulations require retroactive approval and registration of direct or indirect investments previously made by PRC residents in offshore special purpose companies. PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. In the event that a PRC resident shareholder with a direct or indirect investment in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, as currently drafted, could result in liability under PRC law for foreign exchange evasion.

There still remain uncertainties as to how certain procedures and requirements under the aforesaid SAFE regulations will be enforced, and it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. Although we have requested PRC residents who, to our knowledge,  hold direct or indirect interests in our Company  to make the necessary applications, filings and amendments as required under the SAFE Notice 75 and other related rules, our PRC resident beneficial holders have not completed such approvals and registrations required by the SAFE regulations. We will attempt to comply, and attempt to ensure that all of our shareholders subject to these rules comply with the relevant requirements. We cannot, however, assure the compliance of all of our China-resident shareholders. Any current or future failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the Chinese government, including restrictions on certain of our subsidiaries’ ability to pay dividends or hinder our investment in those subsidiaries or affect our ownership structure, which could adversely affect our business and prospects.

Regulations on Employee Stock Option Plans

In December 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In March 2007, SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rules. Under these rules, PRC citizens who participate in an employee stock ownership plan or a stock option plan in an overseas publicly-listed company are required to register with SAFE or its local branch and complete certain other procedures. For participants of an employee stock ownership plan, an overseas custodian bank should be retained by the PRC agent, which could be the PRC subsidiary of such overseas publicly-listed company, to hold on trusteeship all overseas assets held by such participants under the employee share ownership plan. In the case of a stock option plan, the PRC agent is required to retain a financial institution with stock brokerage qualification at the place where the overseas publicly-listed company is listed or a qualified institution designated by the overseas publicly-listed company to handle matters in connection with the exercise or sale of stock options for the stock option plan participants. For participants who had already participated in an employee stock ownership plan or stock option plan before the date of the Stock Option Rules, the Stock Option Rules require their PRC employers or PRC agents to complete the relevant formalities within three months of the date of this rule.

Further, a notice concerning the individual income tax on earnings from employee share options jointly issued by Ministry of Finance, or the MOF, and the State Administration of Taxation, or the SAT, and its implementing rules, provide that domestic companies that implement employee share option programs shall (a) file the employee share option plans and other relevant documents to the local tax authorities having jurisdiction over them before implementing such employee share option plans; (b) file share option exercise notices and other relevant documents with the local tax authorities having jurisdiction over them before exercise by the employees of the share options, and clarify whether the shares issuable under the employee share options mentioned in the notice are the shares of publicly listed companies; and (c) withhold taxes from the PRC employees in connection with the PRC individual income tax.

We and our PRC citizen employees who participate in the employee stock incentive plan, which we adopted in 2010, will be subject to these regulations. We and our PRC option grantees have not completed the registrations under these regulations. We cannot assure you that we and our PRC option grantees will be able to complete the required registrations. Any current or future failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the Chinese government, which could adversely affect our business and prospects.

Government Regulations Relating to Taxation

On March 16, 2007, the National People’s Congress or NPC, approved and promulgated the PRC Enterprise Income Tax Law, which we refer to as the New EIT Law. The New EIT Law took effect on January 1, 2008. Under the New EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period beginning January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law, the tax rate will be increased to 18% for 2008, 20% for 2009, 22% for 2010, 24% for 2011, and 25% for 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

The New EIT Law and Implementation Rules of the New EIT Law provide that an income tax rate of 10% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises”, which (i) do not have an establishment or place of business in the PRC, or (ii) have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payor acting as the obligatory withholder under the New EIT Law, and therefore such income taxes generally called withholding tax in practice. Such income tax may be exempted or reduced by the State Council of the PRC or pursuant to a tax treaty between the PRC and the jurisdictions in which our non-PRC shareholders reside. For example, the 10% withholding tax is reduced to 5% pursuant to the Double Tax Avoidance Agreement Between Hong Kong and Mainland China if a Hong Kong resident enterprise owns more than 25% of the registered capital in a company in the PRC and is determined by the competent PRC tax authority to have satisfied the other conditions and requirements under such Double Tax Avoidance Agreement Between Hong Kong and Mainland China and other applicable laws. We are a U.S. holding company and substantially all of our income is derived from dividends we receive from our subsidiaries located in the PRC. Thus, if Keyuan HK are considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to Keyuan HK by our subsidiaries in the PRC are considered income sourced within the PRC, such dividends may be subject to a withholding tax at a rate up to 10%.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in the combined Company’s tax rate in the future could have a material adverse effect on our financial condition and results of operations.

For the years ended December 31, 2010 and 2009, the Company was subject to the 25% tax rate. In order to support the growth of certain local enterprises, the local government granted certain credit back to Ningbo Keyuan. In the first two profitable years, the local government will credit back to the Company the entire local portion of the income tax which equals to 40% of the whole Enterprise Income Tax the Company paid applying the 25% tax rate.; in the subsequent three profitable years, the local government will credit back 50% of the local income tax the Company paid under the 25% tax rate.  The Company will recognize the subsidy related to income tax at the time the cash is received.

Regulations on Work Safety

On June 29, 2002, the Work Safety Law (“WSL”) of the PRC was adopted by Standing Committee of the 9th National People’s Congress and came into effect on November 1, 2002, as amended on August 27, 2009. The WSL provides general work safety requirements for entities engaging in manufacturing and business activities within the PRC. Additionally, Regulation on Work Safety Licenses (“RWSL”), as adopted by the State Council on January 7, 2004 effective on January 13, 2004, requires enterprises engaging in the manufacture of dangerous chemicals to obtain a work safety license with a term of three years. If a work safety license needs to be extended, the enterprise must go through extension procedures with authorities three months prior to its expiration. In addition, on May 17, 2004, the Measures for Implementation of Work Safety Licenses of Dangerous Chemicals Production was promulgated as implementing measures to the Regulation on Work Safety Licenses which provides that entities producing dangerous chemicals are required to obtain work safety licenses pursuant to specific requirements. Without work safety licenses, no entity may engage in the formal manufacture of dangerous chemicals. The Measures for Implementation of Work Safety Licenses of Dangerous Chemicals Production was amended on August 5, 2011 and the amended regulation will become effective on December 1, 2011. The amended regulation provides for more detailed and comprehensive requirements and conditions for obtaining work safety licenses for dangerous chemicals production.

The Regulations on the Safety Administration of Dangerous Chemicals (“RSADC”) was promulgated by the State Council on January 26, 2002, effective as of March 15, 2002. It sets forth general requirements for manufacturing and storage of dangerous chemicals in China. The RSADC requires that companies manufacturing dangerous chemicals establish and strengthen their internal regulations and rules on safety control and fulfill the national standards and other relevant provisions of the State. In addition, according to the RSADC, companies that manufacture, store, transport or use dangerous chemicals shall be required to obtain corresponding approvals or licenses with the State Administration of Work Safety and its local branches and other proper authorities. Companies that manufacture or store dangerous chemicals without approval or registration with the proper authorities can be shut down, ordered to stop manufacturing or ordered to destroy the dangerous chemicals. Such companies can also be subject to fines. If criminal law is violated, the persons chiefly liable, along with other personnel directly responsible for such impropriety, shall be subject to relevant criminal liability. The RSADC was amended on March 2, 2011 and the amended regulation will become effective on December 1, 2011. The amended regulation strengthens the administration of dangerous chemicals production.

The Company has put work place safety as one of the top priorities for our work. In order to comply with the aforementioned rules and regulations, we have made considerable investment for major equipment with a total estimated amount of RMB 23 million (about USD 3.37 million). We have installed a distribution control system (DCS), emergency shutdown system, electric explosion protection, automatic interlocking system, detecting & alarming system for inflammable and toxic gas, fire fighting and fire detecting system, auto-sprinkling system, pressure release and control system. The Company’s operating subsidiary Ningbo Keyuan has obtained a work safety license effective from March 25, 2011 to March 24, 2014 for producing petrochemical products.

Regulations on Environmental Protection

According to the Prevention and Control of Water Pollution Law, as adopted by the Standing Committee of the 10th National People’s Congress on February 28, 2008 and effective on June 1, 2008, China adopted a licensing system for pollutant discharge. Companies directly or indirectly responsible for discharge of industrial waste water or medical sewage to waters are required to obtain a pollutant discharge license. All companies are prohibited from discharging wastewater and sewage to waters without the license or in violation of the terms of the pollutant discharge license. As Ningbo city is currently working on setting up an inspection system of the pollutant discharge, there is no specific pollutant discharge license for our operating subsidiary Ningbo Keyuan. However, Ningbo Keyuan’s facilities have passed inspection with Ningbo city environmental protection authorities which includes an approval for the pollutant discharge.

The Regulations on the Administration of Construction Projects Environmental Protection (“RACPEP”), as adopted by the State Council on November 18, 1998 and effective on November 29, 1998, governs construction projects and the impact such projects will have on the environment. Pursuant to the RACPEP, the governing body is responsible for supervising the implementation of a three tiered system that includes (i) reviewing and approving a construction project, (ii) overseeing the construction project and (iii) inspecting the finished construction project and ensuring that all harmful pollutants are disposed of correctly. Manufacturing companies are required to apply for inspection with environmental protection authorities upon completion of a construction project. Our facilities have passed the inspection by the environmental protection authorities.

In order to meet the above mentioned requirements for environmental protection, we have invested about RMB 28 million (about USD 4.1 million) and built facilities including a sewage treatment facility, a sulphur recovery facility, a sea water desulphurization facility, a  flue gas treatment facility and a real-time monitoring system for environmental protection. With these facilities, we believe we are able to meet all the environmental protection standards set by the government.

Research and Development

We consider ourselves as a technology driven innovative Company. Our senior management combined has over one hundred years of industry experience. We continue to enhance our technology through internal and external research and development.

On January 25, 2011 we received approval for a patent related to the Company's proprietary production process, called MEP (Multiple Ethylene Propylene). MEP is an exclusive and leading technology used in Keyuan's existing production process. The utility model patent received, #ZL-2010-2-0191523.6, applies to a processing technology used in the production of ethylene and propylene. This technology allows us to use lower grade feedstock (such as heavy oil) instead of a higher grade feedstock commonly used in other existing petrochemical production processes. It also allows us to improve the yield and utilization rate of its production line.

On February 1, 2011, we signed an agreement with Ningbo Institute of Technology, an affiliate of Zhejiang University, to jointly develop commercial applications for Butadiene Styrene Resin. This is one component of Keyuan's long-term strategy to invest in technology advancement. Keyuan will work with researchers from the Ningbo Institute of Technology to research and develop synthesis technology for Butadiene Styrene Resin over the next 2 years. Butadiene Styrene Resin is a block co-polymer with excellent transparency and anti-impact properties, including flexibility and durability. It is currently used in packaging and plastic products such as medical instruments and toys. This partnership will focus on developing commercial applications for Butadiene Styrene Resin in synthetic rubber products. We and Ningbo Institute of Technology will share the rights to products and technologies developed from this cooperation.

Description of Property

We have acquired the state-granted use rights to land set forth in the table below.

	Address	Size	Leased/Owned/Granted	Function
1.	Qingshi Industrial Park, Beilun District, Ningbo, Zhejiang, China	231,084 Square meters	Granted use rights	Plant land
2.	No.8 Lianhe Road 239 Block, Qijiashan Neighborhood, Beilun District, Ningbo, Zhejiang, China	4,948 Square meters	Owned	Dormitory Building

Employees

As of December 31, 2010, we had 439 full-time employees, including 1 executive officer and 9 other senior management members, 26 engineers, 16 sales people, 7 researchers and developers and 39 administrative staff. The remaining 341 full-time employees are production facility manufacturers. All of the employees have signed labor contracts with us and receive monthly salaries as well as other social benefits including pension insurance, unemployment insurance, accidental insurance, medical insurance and housing funds, etc. We do not have any other employees in addition to our full-time employees.

We are compliant with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, and medical and unemployment benefit plans. We are required under PRC laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member’s retirement date.

Executive Offices

Our offices are located at Qingshi Industrial Park, Ningbo Economic & Technological Development Zone, Ningbo, Zhejiang Province, P. R. China 315803.

FOR ADDITIONAL INFORMATION

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC. For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F. Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms. The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

Copies of Company’s Annual Reports on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are all available at our website (http://www.keyuanpetrochemicals.com/)  free of charge, within a week after we file same with the SEC or by sending a request for a paper copy to our outside securities counsel: Hunter Taubman Weiss LLP, c/o Keyuan Petrochemicals, Inc., 17 State Street, Suite 2000, New York, NY 10004.

ITEM 1A.RISK FACTORS

THE FOLLOWING MATTERS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

Risks Related to Our Business

Our limited operating history makes evaluation of our business difficult.

We have a limited operating history and have encountered and expect to continue to encounter many of the difficulties and uncertainties often faced by early stage companies. Our limited operating history makes it difficult to evaluate our future prospects, including our ability to develop a wide customer and distribution network for our services, to expand our operations to include additional services and to control raw material costs, all of which are critical to our success. An investor must consider our business and our prospects in light of the risks, uncertainties and difficulties common to early stage companies. We may encounter unanticipated problems, expenses and delays in developing and marketing our services and securing additional blending and storage facilities. We may not be able to successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer, and we may be unable to stay in business.

Key employees are essential to growing our business.

Mr.Chunfeng Tao, Mr. Jingtao Ma, Mr. Shifa Wang, and Mr. Mingliang Liu are essential to our ability to continue to grow our business. They have established relationships with customers and suppliers within the industries in which we operate. If one or more of these key employees were to leave us, our relationships with our customers and suppliers may become strained, and our growth strategy might be hindered, which could limit our ability to increase revenue.

In addition, although we are located in an area with a good supply of skilled labor, we still face competition from other companies located in the same area for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

We continue to be dependent on bank loans and other short term financing in order to fund our purchases of raw materials.

In order to operate our business efficiently, we rely on short term bank financing to fund the purchase of raw materials.  As of December 31, 2010, we had approximately RMB895 million of short term debt, RMB215 million of long term debt, and lines of credit from 11 banks.   Typically, the term for a short term bank loan is one year while a long term bank loan has a term of three or four years. Bank loans are renewable at the banks’ option. During the first six months of 2011, we paid back approximately RMB295 million and borrowed approximately RMB495 million in the form of short terms loans. As of June 30, 2011, we had approximately RMB 1,086 million of short term debt. If one or more of these banks were revoke their line of credit or fail to renew such line of credit when it is due, we would be unable to continue to purchase raw materials in the amounts necessary to continue production at our current capacity.

We need additional capital to expand our manufacturing facility and we may not be able to obtain it at acceptable terms, or at all, which could adversely affect our ability to increase our production capacity and expand our business.

We are working to expand our manufacturing capacity to include additional storage capacity, a raw material pre-treatment facility and an asphalt production facility. The estimated cost of these expansions (excluding land costs) is approximately $70 million, including $20 million for facility construction, $40 million for new equipment, and $10 million for working capital. We plan to fund these expansions through short-term borrowings, cash from operations and potential equity financing. However, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including, but not limited to:

•	investors’ perception of, and demand for, securities of petrochemical manufacturing and supply companies;
•	conditions of the U.S. and other capital markets in which we may seek to raise funds;
•	our future results of operations, financial condition and cash flow;
•	PRC governmental regulation of foreign investment in petrochemical manufacturing companies in China;
•	economic, political and other conditions in China; and
•	PRC governmental policies relating to foreign currency borrowings

Our operations may be adversely affected by the cyclical nature of the petroleum and petrochemical market and by the volatility of prices of our raw materials and petrochemical products.

All of our revenues are attributable to petrochemical products, which have historically been cyclical and sensitive to the availability and price of raw materials and general economic conditions. Markets for many of our products are sensitive to changes in industry capacity and output levels, cyclical changes in regional and global economic conditions, the price and availability of substitute products and changes in consumer demand, which from time to time have had a significant impact on product prices in the regional and global markets. Historically, the markets for these products have experienced alternating periods of tight supply, causing prices and margins to increase, followed by periods of capacity additions, finally resulting in oversupply and declining prices and margins. As tariffs and other import restrictions are reduced and the control of product pricing is relaxed in China, the markets for many of our products have become increasingly subject to the cyclicality of regional and global markets. Raw material costs accounted for more than 90% of our Cost of Goods Sold. Volatility of raw material costs could have significant negative impact on our profitability.

Our operation may be interrupted by weather conditions and power shutdowns and our operating results may therefore be adversely affected

Our operating results depend largely on the uninterrupted operation of our business. Our facilities are located at Beilun, Ningbo, China, by the east coast. Severe weather conditions and natural disasters, such as hurricanes, storms, floods, and other severe weather events could disrupt our operations. Additionally, we are located in an industrial park where the infrastructure such as the electricity grid is in need of periodic upgrade. Disruptions to our operations due to natural conditions discussed above and/or  mandatory power shutdowns due to the periodic electricity grid upgrades could significantly affect our ability to manufacture and/or sell products, which would result in a substantial loss of sales and revenues and  substantial harm to our operating results.

Our manufacturing processes could expose us to substantial product liability claims which may negatively impact our profitability.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that have received regulatory approval for commercial sale. To date, we have not experienced any product liability claims. However, that does not mean that we will not have any such claims with respect to our products in the future which may negatively impact our profitability.

In the past several years we have derived a significant portion of our revenues from a small group of customers and we have purchased raw material from a small group of suppliers. If we are to remain dependent upon only a few customers and a few raw material suppliers, such dependency could negatively impact our business, operating results and financial condition.

For the year ended December 31, 2010, our five largest customers accounted for 40% of our total sales. For the year ended December 31, 2009, our five largest customers accounted for 71% of our total revenue,. As our customer base may change from year-to-year, during such years that the customer base is comparatively highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition.

For the year ended December 31, 2010, our three largest suppliers accounted for 61% of our total raw material purchases. For the year ended December 31, 2009, our three largest suppliers accounted for approximately 52% of our raw material purchases. As our supplier base may change from year-to-year, during such years that the supplier base is highly concentrated, the loss of, or reduction of our raw material supply from, any of such major suppliers could have a material adverse effect on our business, operating results and financial condition.

We may be exposed to risks relating to our disclosure controls and our internal controls and may need to incur significant costs to comply with applicable requirements.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal controls over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

During the process of preparing the Company’s Annual Report on Form 10-K for the year ending December 31, 2010, on or about March 24, 2011,  KPMG, the Company’s prior independent auditor, raised certain issues primarily  relating to the unexplained issues regarding certain cash transactions and recorded sales  and requested that the Audit Committee conduct an independent investigation. Based on the issues raised by KPMG, on March 31, 2011, our Audit Committee elected to commence an independent Investigation of the issues raised and engaged the services of  the Investigation Team. Following the Investigation, the Audit Committee identified, among other issues, inadequate disclosure and issues regarding internal control and procedures.  In order to improve corporate governance and enhance internal controls, management and our Board of Directors are committed to fully  adopting and implementing the recommendations of  the Audit Committee in addition to all of the corrective actions the Company has  taken to date. For more details of the corrective actions, please refer to Item 9A Controls and Procedures herein after.

Notwithstanding the foregoing corrective actions, we cannot currently ensure that our controls and procedures will be effective at any time in the immediate future.  Moreover, in order to improve our controls and procedures we anticipate that we will continue to incur significant costs.  Failure to properly improve our controls and procedures could result in our failure to meet our reporting obligations, result in the restatement of our past financial statements, cause harm to our  operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock, all of which present significant risk to our investors.

Insurance coverage for some of our operations may be insufficient to cover losses.

The insurance industry in China is still at an early stage of its development. Insurance companies in China offer limited business insurance products or offer them at a high price. We do not maintain insurance coverage for various risks, including environmental claims. A significant uninsured claim against us would have a material adverse effect on our financial position and results of operations.

Failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

We are subject to various environmental laws and regulations that require us to obtain environmental permits for our operations. We have obtained relevant environmental licenses or approvals to conduct the manufacturing of petrochemical products in our operating subsidiary Ningbo Keyuan. If we fail to obtain all required environmental permits for our operations, or comply with the provisions of our permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our operations. We are required to comply with extensive and complex environmental laws and regulations at various levels in the PRC relating to, among other things:

•	the handling of petrochemical products;
•	the operation of petrochemical product storage facilities;
•	workplace safety;
•	environmental damage; and
•	hazardous waste disposal.

If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of environmental laws or regulations, we could be subject to liabilities that could have a material adverse effect on our business, financial condition and results of operations. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability. Our facilities passed inspection by the Ningbo City environmental protection authorities after the completion of construction. However, we cannot assure you that at all times we will be in compliance with environmental laws and regulations or our environmental permits or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits.

Our failure to protect our technologies could have a negative impact on our business.

Our manufacturing technologies and process, which have or have not been patented or registered as our property, are key components of our competitive advantage and our growth strategy. On January 25, 2011 we received approval for a patent related to the Company's proprietary production process, called MEP (Multiple Ethylene Propylene). MEP is an exclusive and leading technology used in Keyuan's existing production process. The utility model patent received, #ZL-2010-2-0191523.6, applies to a processing technology used in the production of ethylene and propylene. We also rely on confidentiality and license agreements with certain of our employees, customers and others to protect the confidentiality of our technologies. If we are unable to adequately protect the confidentiality of these technologies, our business, results of operations, financial condition and prospects could be materially and adversely affected.

We incur increased costs as a result of being a public company.

Though we are currently a smaller reporting company (market cap less than $75,000,000), we have incurred significant legal, accounting and other expenses that we did not incur as a private company. Additionally, from April 2011 to September 2011, we have incurred approximately $5,000,000 in connection with the Independent Investigation commenced by our Audit Committee at the request of our former auditor KPMG. We may continue to incur costs for the various corrective actions we are taking and committed to taking to improve our internal controls and procedures, as well as corporate governance. Furthermore, if the Company’s market cap exceeds $75 million, we will be subject to the requirements of the Sarbanes-Oxley Act Section 404.  In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. We expect these rules and regulations, along with the corrective actions to improve our controls and procedures, to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. Additionally, if we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

We may be subject to penalties or fines from the Chinese government as a result of possible violations of PRC laws or regulations

Our management and our Board of Directors have reviewed our past practices and have been advised that several of these practices may result in possible violation of PRC laws or regulations. Specifically, a) we maintained an off-balance account to pay service providers who were not able to issue formal invoices, to distribute cash bonus to our key employees and officers, to pay rental for certain officers’ dormitories whose residences are far from our factory, etc. However, we are advised that such practices may result in violation of PRC laws.  As a result, we ceased the use of such off-balance account in April 2011 and have recorded, and will record, all transactions  in that account into our financial statement in  the relevant annual report and interim report.  b) In September 2010, we adopted a numbering system to bar scan our products to avoid any misrepresentation of the nature of our products.   In the past we sometimes accommodated  requests from our customers to change the name of products so that our customers could save on freight costs. c) in the past, we engaged with certain related and other parties in short term financings   to overcome the restrictions regarding the use of certain bank loans or to satisfy the banks’ internal requirements to demonstrate the usage of the loans. Though we are current on our loan payments and as a general rule, the risk of prosecution and or civil liabilities is diminished if the loans have been repaid, we are advised that such practices  may have been in  violation of PRC banking laws. d) in 2010,  RMB 21 million was transferred by Ningbo Keyuan to one of its employees with no collateral or written agreement. The RMB 21 million was subsequently returned by the employee  The funds were used by the employee to assist an investor in the September 2010 Private Placement, in converting RMB to U.S. dollars. However, such action may violate PRC foreign exchange laws and regulations. If Ningbo Keyuan is held responsible for any such violation conducted by the employee and the investor, Ningbo Keyuan may be subject to penalties. Though we have discontinued the above mentioned practices, we may be in violation of PRC laws or regulations due to our past practices. Therefore, we cannot assure you that we  may not be subject to penalties or fines from the Chinese regulators if they decide to proceed against us and we cannot assure you that there will be no other violation of any current PRC laws or regulations identified by the relevant government regulators in the future.

We may face litigation and/or regulatory action as a result of recent events.

Although we are currently unaware of any pending claims, as a result of recent events, including but not limited to the delisting of our stock from the NASDAQ, our failure to file periodic reports as they are due for approximately six months and our failure to comply with certain registration requirements related to common shares underlying our preferred stock and warrants, we may become subject to litigation from shareholders and other investors.  Additionally, we may also become subject to regulatory enforcement actions in either the U.S. and/or China.  If we are forced to defend either a civil law suit brought by outside shareholders or investors and/or a regulatory action, we will be required to expend significant additional funds that could otherwise be utilized for business purposes.  Additionally, defense of such claims will result in management expending additional time and focus in connection with such defense that may materially impact its ability to effectively run our business.

Risks Relating to Regulation of Our Business

Uncertainties with respect to the governing regulations could have a material and adverse effect on us.

There are substantial uncertainties regarding the interpretation and application of the PRC laws and regulations, including, but not limited to, the laws and regulations governing our business and our ownership of the equity interests in our PRC subsidiaries, both of which are wholly foreign owned enterprise under the PRC laws. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business permits and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to the PRC subsidiary by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found to be in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Our PRC subsidiaries will be subject to restrictions on dividend payments.

We conduct all of our business through our consolidated subsidiaries incorporated in the PRC. We rely on dividends paid by these consolidated subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in the PRC is subject to limitations.  Current regulations in the PRC would permit the PRC subsidiary to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our PRC subsidiaries will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if the PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Under U.S. GAAP (Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740-30), no deferred tax expense is required to be recorded on the earnings of foreign subsidiaries when the parent company establishes that the earnings will be permanently reinvested outside the U.S.  If dividend payments are made by our subsidiaries to the US parent, additional U.S. tax could become due in future years.  At the time of the repatriation or investment in U.S. property, the U.S. will tax the foreign earnings as a dividend and will allow a foreign tax credit for any foreign taxes previously paid on the earnings.  To the extent that dividend payments are made by our PRC subsidiaries to our US Parent additional tax may be due.

PRC regulations on loans and direct investments by overseas holding companies in PRC entities may delay or prevent us to make overseas loans or additional capital contributions to our PRC subsidiary.

Under the PRC laws, foreign investors may make loans to their PRC subsidiaries or foreign investors may make additional capital contributions to their PRC subsidiaries. Any loans to such PRC subsidiaries are subject to the PRC regulations and foreign exchange loan registrations, i.e. loans by foreign investors to their PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange (the “SAFE”), or its local branch. Foreign investors may also decide to finance their PRC subsidiaries by means of additional capital contributions. These capital contributions must be examined and approved by the Ministry of Commerce of the People’s Republic of China (the “MOFCOM”), or its local branch in advance.

Under the PRC Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China, and such classification would likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress (the “NPC”), approved and promulgated the PRC Enterprise Income Tax Law (herein referred as the “New EIT Law”). The New EIT Law took effect on January 1, 2008. Under the New EIT Law, Foreign Investment Enterprises (“FIEs”), and domestic companies are subject to a uniform tax rate of 25%. In addition, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise” which means that we may be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.

Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. On April 22, 2009, the State Administration of Taxation, or the SAT, issued a circular, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China, which include all of the following conditions: (a) the location where senior management members responsible for an enterprise’s daily operations discharge their duties; (b) the location where financial and human resource decisions are made or approved by organizations or persons; (c) the location where the major assets and corporate documents are kept; and (d) the location where more than half (inclusive) of all directors with voting rights or senior management have their habitual residence. Although the SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria set forth in the SAT Circular 82 may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises, regardless of whether they are controlled by PRC enterprises or individuals. Due to the short history of the New EIT Law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company controlled by individuals like us.

If the PRC tax authorities determine that we are “resident enterprises” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax Finally, it is possible that “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC enterprise stockholders and with respect to gains derived by our non-PRC enterprise stockholders from transferring our shares and a 20% withholding tax is imposed on dividends we pay to our non-PRC individual stockholders and with respect to gains derived by our non-PRC individual stockholders from transferring our shares.. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be credited against our U.S. tax.

If we receive any dividends from our PRC subsidiaries in the future, the dividends may be subject to PRC withholding tax.

The New EIT Law and the Implementation Rules of the New EIT Law provides that an income tax rate of 10% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises”, which (i) do not have an establishment or place of business in the PRC, or (ii) have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payer acting as the obligatory withholder under the New EIT Law, and therefore such income taxes are generally called withholding tax in practice. It is currently unclear in what circumstances a source will be considered as located within the PRC. We are an offshore holding company. Thus, if Keyuan HK is considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to us by our subsidiaries in the PRC are considered income sourced within the PRC, such dividends may be subject to a withholding tax at a rate up to 10%.

In January 2009, the State Administration of Taxation, or SAT, promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China. Given these Measures, our PRC subsidiaries have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in the combined company’s tax rate in the future could have a material adverse effect on our financial conditions and results of operations.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer (Circular 698 that was released in December 2009 with retroactive effect from January 1, 2008.)

The Chinese State Administration of Taxation released a circular (“Circular 698”) on December 10, 2009 that addresses the transfer of shares by nonresident companies. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Pursuant to Circular 698, where the withholding agent does not withhold in accordance with laws or can’t perform the withholding obligation, the non-resident enterprises shall file a tax declaration with the PRC tax authority located at the place of the resident enterprise whose equity has been transferred, within seven days agree the date of the equity transfer provided under the contracts.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are no formal declarations with regard to how to decide abuse of form of organization and reasonable commercial purpose, which can be utilized by us to balance if our company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

Our PRC subsidiaries are obligated to withhold and pay PRC individual income tax on behalf of our employees who are subject to PRC individual income tax. If we fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, we may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

Under PRC laws, Ningbo Keyuan and Ningbo Keyuan Petrochemicals are obligated to withhold and pay individual income tax on behalf of our employees who are subject to PRC individual income tax. If any PRC subsidiary fails to withhold and/or pay such individual income tax in accordance with PRC laws, it may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws. We paid employees, senior management members and outside individual service providers cash compensation or awards totaling approximately RMB 4.8 million (approximately $709,000) in Year 2009, 2010 and first two months of 2011 without withholding individual income tax. Though we have stopped such practice and will follow any compensation recommendation from our compensation committee in the future, we may be subject to certain sanctions and other penalties and may become subject to liability under applicable tax laws in China.

In addition, the SAT has issued several circulars concerning employee stock options. Under these circulars, our employees working in the PRC (which could include both PRC employees and expatriate employees subject to PRC individual income tax) who exercise stock options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. While tax authorities may advise us that our policy is compliant, they may change their policy, and we could be subject to sanctions

Regulations of Overseas Investments and Listings may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the China Securities Regulatory Commission (the“CSRC”), the State Asset Supervision and Administration Commission (the “SASAC”), the State Administration of Taxation (the “SAT”), the State Administration for Industry and Commerce (the “SAIC”) and SAFE, amended and released the New M&A Rule, which took effect as of September 8, 2006. This regulation, among other things, includes provisions that purport to require that an offshore company formed for purposes of overseas listing of equity interest in PRC companies and controlled directly or indirectly by PRC companies or individuals (an “SPV”) obtain the approval of CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.

The application of the New M&A Rule with respect to overseas listings of SPVs remains unclear.

It is not clear whether the provisions in the new regulation regarding the offshore listing and trading of the securities of a SPV apply to an offshore company such as us which owns equity interests in Ningbo Keyuan and Ningbo Keyuan Petrochemicals. We believe that the M&A Rules and CSRC approval are not required in the context of the share exchange under our transaction because (i) such share exchange is a purely foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations; (ii) at the time of Share Exchange, we were not an SPV formed or controlled by PRC companies or PRC individuals; (iii) Ningbo Keyuan was established as a Sino-foreign joint venture by means of direct investment rather than by merger or acquisition of an existing PRC domestic company; (iv) at the time of Share Exchange, we were owned and  controlled by foreigners; and (v) there is no clear requirement in the New M&A Rule that would require an application to be submitted to the MOFCOM or CSRC for the approval of the listing and trading of our common stock on the U.S. security market. However, we cannot be certain that the relevant PRC government agencies, including CSRC, would reach the same conclusion, and we still cannot rule out the possibility that CSRC may deem that the transactions effected by the share exchange circumvented the M&A Rules, the PRC Securities Law and other rules and notices.

However, through the Slow Walk Options, we are indirectly owned or substantially controlled by PRC individuals, Mr. Chunfeng Tao, Mr. Jicun Wang and Mr. Peijun Chen.  If CSRC or another PRC regulatory agency subsequently determines that CSRC’s approval is required for the transaction, we may face sanctions by CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from financings into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares. CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel the transaction.

The M&A Rules, along with foreign exchange regulations discussed in the above subsection, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our business development strategy.

PRC regulations relating to the establishment of offshore holding companies by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

In October 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Notice 75, which became effective as of November 1, 2005. SAFE has also issued implemented rules to SAFE Notice 75.  SAFE Notice 75 and its implementation rules require PRC residents (including both corporate entities and natural persons) to register with SAFE or its competent local branch in connection with their direct or indirect shareholding in any company outside of China referred to as an “offshore special purpose company” established for the purpose of raising funds from overseas to acquire assets of, or equity interests in, PRC companies. Under SAFE Notice 75, a “special purpose vehicle”, or SPV, refers to an offshore entity established or controlled, directly or indirectly, by PRC residents for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents in onshore companies. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the SAFE or its competent local branch, with respect to that offshore special purpose company in connection with any of its increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. The SAFE regulations require retroactive approval and registration of direct or indirect investments previously made by PRC residents in offshore special purpose companies. PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. In the event that a PRC resident shareholder with a direct or indirect investment in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profits to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, as currently drafted, could result in liability under PRC law for foreign exchange evasion.

There still remain uncertainties as to how certain procedures and requirements under the aforesaid SAFE regulations will be enforced, and it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. Although we have requested PRC residents who, to our knowledge,  hold direct or indirect interests in our company to make the necessary applications, filings and amendments as required under the SAFE Notice 75 and other related rules, our PRC resident beneficial holders have not completed such approvals and registrations required by the SAFE regulations. We cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations. We will attempt to comply, and attempt to ensure that all of our shareholders subject to these rules comply with the relevant requirements. We cannot, however, assure the compliance of all of our China-resident shareholders. Any current or future failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the Chinese government, including restrictions on certain of our subsidiaries’ ability to pay dividends or hinder our investment in those subsidiaries or affect our ownership structure, which could adversely affect our business and prospects.

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In December 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In March 2007, SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rules. Under these rules, PRC citizens who participate in an employee stock ownership plan or a stock option plan in an overseas publicly-listed company are required to register with SAFE or its local branch and complete certain other procedures. For participants of an employee stock ownership plan, an overseas custodian bank should be retained by the PRC agent, which could be the PRC subsidiary of such overseas publicly-listed company, to hold on trusteeship all overseas assets held by such participants under the employee share ownership plan. In the case of a stock option plan, the PRC agent is required to retain a financial institution with stock brokerage qualification at the place where the overseas publicly-listed company is listed or a qualified institution designated by the overseas publicly-listed company to handle matters in connection with the exercise or sale of stock options for the stock option plan participants. For participants who had already participated in an employee stock ownership plan or stock option plan before the date of the Stock Option Rules, the Stock Option Rules require their PRC employers or PRC agents to complete the relevant formalities within three months of the date of this rule.

Further, a notice concerning the individual income tax on earnings from employee share options jointly issued by Ministry of Finance, or the MOF, and the State Administration of Taxation, or the SAT, and its implementing rules, provide that domestic companies that implement employee share option programs shall (a) file the employee share option plans and other relevant documents to the local tax authorities having jurisdiction over them before implementing such employee share option plans; (b) file share option exercise notices and other relevant documents with the local tax authorities having jurisdiction over them before exercise by the employees of the share options, and clarify whether the shares issuable under the employee share options mentioned in the notice are the shares of publicly listed companies; and (c) withhold taxes from the PRC employees in connection with the PRC individual income tax.

We and our PRC citizen employees who participate in the employee stock incentive plan, which we adopted in 2010, will be subject to these regulations.  We and our PRC option grantees have not completed the registrations under these regulations. We cannot assure you that we and our PRC option grantees will be able to complete the required registrations. Any current or future failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the Chinese government, which could adversely affect our business and prospects.

Failure to comply with PRC laws and regulations relating to the environmental protection and safety in production requirements in China may result in severe penalties and liabilities.

The Chinese government has been adopting increasingly stringent regulations relating to the safety and environmental protection, and our business depends upon compliance with the aforesaid regulations and requirements. We completed an as-build acceptance inspection and we obtained relevant safety production permits and approvals from a variety of government authorities upon completion of the aforesaid inspection. The as-build inspection was conducted by the local government to make sure that a company meets all the conditions for normal production. We obtained all the necessary permits and approvals including environmental protection, firefighting and safety production before our trial production and submitted the application for as-build acceptance inspection at the end of 2009. The as-build acceptance inspection needs to be conducted within 12 months after the submission of application and we received the complete set of permits and approvals from relevant government authorities on December 16, 2010. However, there is no assurance that we will obtain or renew all such permits or approvals, which are subject to our fulfillment of the standards and requirements set out by the regulatory authorities. If we fail to pass the as-build acceptance inspection or obtain required licenses, we may be subject to fines, penalties or legal proceedings. Our operations at our production facilities are subject to periodic checks by the relevant authorities in the PRC and they have the power to take action against us, impose fines, withdraw or suspend our relevant licenses or activities or impose other penalties if we fail to comply with relevant regulations, in the event of which our business operations may be adversely affected. In addition, any change in the scope or application of these laws and regulations may limit our production capacity or increase our cost of operation and could therefore have an adverse effect on our business operations, financial condition and operating results. Our failure to comply with these laws and regulations could result in fines, penalties or legal proceedings. There can be no assurance that the Chinese government will not impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditures, which it may not be able to pass on to our customers.

Risks Associated With Doing Business in China

There are substantial risks associated with doing business in China, as set forth in the following risk factors.

Our operations and assets in China are subject to significant political and economic uncertainties.

Changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

We derive all of our sales from China.

Substantially all of our sales are generated from China. We anticipate that sales of our products in China will continue to represent a substantial proportion of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer demand of our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese Renminbi depreciated approximately 0.06% against the U.S. dollar in 2009 and appreciated approximately 3.57% in 2010. Chinese Renminbi further appreciated approximately 3.17% in the first nine month of 2011. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

The statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions could result in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions could result in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese Renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese Renminbi to fund our business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

We may have limited legal recourse under PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Because our funds are held in banks in uninsured PRC bank accounts, the failure of any bank in which we deposit our funds could affect our ability to continue our business.

Funds on deposit at banks and other financial institutions in the PRC are often uninsured. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Our business could be severely harmed if the Chinese government changes its policies, laws, regulations, tax structure or its current interpretations of its laws, rules and regulations, relating to our operations in China.

Our business is located in Ningbo, China and virtually all of our assets are located in China. We generate our sales revenue only from customers located in China. Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to China’s economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to:

•	Changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations,
•	changes in taxation,
•	changes in employment restrictions,
•	import duties, and
•	currency revaluation.

Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activities and greater economic decentralization. If the Chinese government does not continue to pursue its present policies that encourage foreign investment and operations in China, or if these policies are either not successful or are significantly altered, then our business could be harmed. Following the Chinese government’s policy of privatizing many state-owned enterprises, the Chinese government has attempted to augment its revenues through increased tax collection. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Continued efforts to increase tax revenues could result in increased taxation expenses being incurred by us. Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation, the inadequate development of infrastructure and the potential unavailability of adequate power and water supplies, transportation and communications. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies.

Failure to comply with the U.S. foreign corrupt practices act and Chinese anti-corruption laws could subject us to penalties and other adverse consequences.

Our executive officers, employees and other agents are subject to anti-corruption and anti-bribery laws including China’s anti-corruption laws and the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. The PRC also strictly prohibits bribery of government officials. However, corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC.

While we intend to implement measures to ensure compliance with the FCPA and China’s anti-corruption laws by all individuals involved with our company, our employees or other agents may engage in such conduct for which we might be held responsible. Since we became a U.S. public company, we have implemented strict requirements to preclude payments to government officials and limits on the amount employees can spend on gifts and entertaining clients.  Although prior to our becoming a U.S public company we had given culturally traditional gifts to government officials during Spring Festival and other Chinese traditional holidays, we believe the amounts of such gifts are below the amounts that generally trigger criminal liability under PRC law. The gifts were not made with the intent to bribe or wrongfully influence any such officials.    However, if our employees or other agents are found to have engaged in practices that violate either U.S or PRC laws, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The Renminbi is not a freely convertible currency currently, and the restrictions on currency exchanges may limit our ability to use revenues generated in Renminbi to fund our business activities outside the PRC or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of Renminbi into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, SAFE regulates the conversion of the Renminbi into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China has only recently permitted provincial and local economic autonomy and private economic activities, and, as a result, we are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

PRC employment contract law and increases in the labor costs in China may hurt our business and profitability.

A Chinese employment contract law that became effective on January 1, 2008, imposes more stringent requirements on employers in relation to entry into fixed-term employment contracts, recruitment of temporary employees and dismissal of employees. In addition, under the Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who have worked continuously for more than one year are entitled to a paid vacation ranging from 5 to 15 days, depending on the length of the employee’s service. Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived. As a result of the new law and regulations, our labor costs may increase. There is no assurance that disputes, work stoppages or strikes will not arise in the future.

Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results. According to PRC labor laws, the employer shall be responsible to deal with and pay social insurances and housing funds for all of its employees based on the actual salary of the employees. In addition, as required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member’s retirement date. There is no guarantee that we and our subsidiaries will be able to comply with the relevant requirements. Failure to comply with the various PRC Labor Laws and regulation requirements described above could result in liability under PRC law.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit, or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We may have difficulty establishing adequate management, legal and financial controls in the PRC.  Please refer to Item 9A. Controls and Procedures for additional information on this matter.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws, against us and our management.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, some of our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon some of our directors and senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. It would also be difficult for investors to bring an original lawsuit against us or our directors or executive officers before a Chinese court based on U.S. federal securities laws or otherwise. Moreover, China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Because Chinese laws govern almost all of our business’ material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in the PRC over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in the PRC, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the court room, interpretation and enforcement of PRC laws and regulations involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention.

Risks Related to our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Pursuant to a share transfer agreement, Mr. Chunfeng Tao, our Chairman, Chief Executive Officer and President has an option, subject to certain performance targets, to purchase from Mr. Brian Pak-Lun Mok, the current sole shareholder of Apex Smart Limited (the current owner of 45.6132% of the share capital of Delight Reward Limited), up to 100% of Apex Smart Limited’s equity, which, upon exercise, would entitle Mr. Tao to own 45.6132% of the equity of Delight Reward Limited. Delight Reward Limited holds 47,658,000 shares of our common stock, representing approximately 75.67% of our common stock. Accordingly, Mr. Tao (indirectly controls approximately 34.52% of our common stock)  and other insiders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock and there can be no assurance that a trading market will develop further or be maintained in the future.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. Additionally, on April 1, 2011 trading in our common stock was halted by Nasdaq and on October 5, 2011 our common stock was delisted from Nasdaq.  On October 7, 2011, our stock began trading on the Pink Sheets and it is likely that it will experience significant pressure for some time as a result of the lack of liquidity during the period in which it was halted.

These factors and the event listed above may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Since we became public through a “reverse merger,” the newly-issued common shares issued in connection with the “reverse merger” and the  private placement are restricted shares. As a result, our common stock will continue to be very thinly traded after the reverse merger, until a considerable number of such shares are registered in an effective registration statement or become sellable under Rule 144 if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale. Therefore, securities analysts of major brokerage firms may not provide coverage of our Company since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

ITEM 1B. UNSOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

All land in China is owned by the State.  Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes.  In the case of land used for industrial purposes, the land use rights are granted for a certain period no more than 50 years.  This period may be renewed at the expiration of the initial and any subsequent terms.  Granted land use rights are transferable and may be used as security for borrowings and other obligations. we currently own land use rights to approximately 2.5 million square feet of land, including land for our existing production facility and land for future expansions, and approximately 53,000 square feet of buildings consisting of employee dormitory in Ningbo, China.

We have acquired the state-granted use rights to land set forth in the table below.

	Address	Size	Leased/Owned/Granted	Function
1	Qingshi Industrial Park, Beilun District, Ningbo, Zhejiang, China	231,084 Square Meters (approximately 2,487,000 square feet)	Granted use rights	Plant land
2	No.8 Lianhe Road 239 Block, Qijiashan,Neighborhood,Beilun District, Ningbo, Zhejiang, China	4,948 Square Meters (approximately 53,000 square feet)	Owned	Dormitory Building

We intend to expand our manufacturing facility over the next few years and believe that we currently have enough land to satisfy such expansion.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us.

ITEM 4.(REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY

The Company’s common stock is traded on the Pink Sheets under the symbol “KEYP.PK”; our cusip number is 493722102. We first began trading on April 22, 2010 on the Over the Counter Bulletin Board.  Beginning on September 15, 2010, we began trading on the Nasdaq Capital Market under the symbol “KEYP”.  On January 18, 2011, our common stock commenced trading on the Nasdaq Global Market. On April 1, 2011 trading in our stock was halted by Nasdaq and delisted on October 5, 2011 resulting our shares trading on the Pink Sheets commencing on October 7, 2011.

The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended June 30, 2010.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High		Low
The quarter ended June 30, 2010	5.20		0.25

The quarter ended September 30,2010	5.55		3.15

The quarter ended December 31,2010	5.75		3.67

The quarter ended March 31, 2011	5.56		4.12

The quarter ended June 30, 2011	5.56	*	4.12*

The quarter ended September 30, 2011	5.56	*	4.12*

* For a period from  April 1, 2011 to October 6, 2011,  trading in our stock was halted by Nasdaq

At October 14, 2011, the closing bid price of the common stock was $1.67 and we had approximately one hundred twenty  record holders of our commons stock and two record holders of our Series B Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

As of  October 14, 2011 , there are (i) three-year Series A Warrants to purchase up to 807,450 shares of Common Stock, at an exercise price of $4.50 per share; (ii) three-year Series B Warrants to purchase up to 808,600 shares of Common Stock, at an exercise price of $5.25 per share. (iii) three-year Series C Warrants to purchase up to 874,802 shares of Common Stock, at an exercise price of $4.50 per share; and (iv) three-year Series D Warrants to purchase up to 874,802 shares of Common Stock, at an exercise price of $5.25 per share. We also granted warrants to purchase 718,755 shares of Common Stock to TriPoint Global Equities, LLC, the placement agent in the April-May 2010 Financing.  In connection with the September 2010 financing, we granted placement agent warrants to purchase up to 561,601 shares of Common Stock to Tripoint Global Equities, Inc.

Effective August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks

Dividend Policy

On January 27, 2011, Keyuan's Board of Directors approved the distribution of an annual cash dividend of $0.36 per share for 2011 to be paid quarterly to its common stock shareholders at the assigned dates of record.  The first quarterly dividend of $0.09 per share was paid to shareholders of record as of March 1, 2011; distribution occurred on April 15, 2011. The second quarterly dividend of $0.09 per share was paid to shareholders of record as of June 1, 2011; distribution occurred on July 15, 2011. The Company and the Board are evaluating its current dividend policy for shareholders in connection with the distribution of the third quarterly dividend  and future dividend payments.

Management agreed to waive their rights to receive cash dividends with regards to common stock indirectly owned by them. In addition, PRAX Capital agreed to waive their rights to receive cash dividends should they choose to convert their preferred stock before the  record date. The Board will evaluate future cash dividends beyond 2011 based on its growth opportunities and financing needs.

Description of Equity Compensation Plans

On June 29, 2010, the Board of Directors approved the Company’s 2010 Equity Incentive Plan ( the “Plan”)  to authorize  6,000,000 shares for issuance  under equity incentive awards, effective June 30, 2010. On December 6, 2010, we filed Definitive Schedule 14C information statement with the Commission proposing to adopt the Plan. The information statement was mailed to shareholders on December 6, 2010 and it became effective on December 21, 2010

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,930,000 (1)(2) 100,000 (3)	$4.2 $4.5	2,820,000
Equity compensation plans not approved by security holders
Total	3,030,000		2,820,000

(1)
On June 30, 2010, the Company granted stock options to certain senior management employees to purchase in the aggregate 3,000,000 shares of the Company’s common stock at an exercise price of $4.20 per share and the grant-date fair value of these stock options amounted to $3,347,298. However, options to purchase in the aggregate 150,000 shares of the Company’s common stock were later forfeited in 2010 because two optionees left the Company. A total of 2,810,000 stocks options vest over three years as follows: 30% shall vest and become exercisable one year after grant date, 40% shall vest and become exercisable two years after grant date, and 30% shall vest and become exercisable three years after grant date. For the remaining 190,000 stock options: 40% shall vest and become exercisable one year after grant date and 60% shall vest and become exercisable two years after grant date.

(2)
On July 1, 2010, the Company granted stock options to two independent directors with contractual terms of 5 years. The exercise price of these stock options is $4.20 per share and the grant-date fair value of these stock options amounted to $91,349. A total of 40,000 options shall vest and become exercisable one year after the grant date and the remaining 40,000 options shall vest and become exercisable two years after the grant date, provided that the independent directors are re-elected for successive one year terms one year after the stock options issuance date.

(3)
On August 4, 2010, we granted five-year options to 79 managers and employees to purchase in the aggregate 700,000 shares of the Company’s common stock at an exercise price of $4.50 per share, in consideration of their services to the Company. Of these options, 30% of the Options shall vest immediately one year after the issuance, 40% of the options shall vest two years after the issuance and 30% of the options shall vest three years after the issuance.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Regulation S promulgated under the Securities Act of 1933, as amended. We made this determination based upon the representations of the respective Optionees that none of them were “U.S. person[s]” as that term is defined in Rule 902(k) of Regulation S under the Securities Act. Based on feedback received from the employees after the option award which indicated that most of those employees would prefer tangible cash rewards, management proposed canceling  600,000 of these stock options that had been granted to 77 of the 79 employees. On December 29 2010, the Board of Directors approved the proposal to cancel such stock options.

Recent Sales of Unregistered Securities

During the past three years, we effected the following transactions in reliance upon exemptions from registration under the Securities Act as amended. Unless stated otherwise: (i) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and they were knowledgeable about our operations and financial condition; (ii) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; (iii) the transactions did not involve a public offerings; and (iv) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

In connection with the Exchange Agreement, on April 22, 2010, we issued an aggregate of 47,568 shares of our Series M Preferred Stock to the Keyuan International Shareholder. We received in exchange from the Keyuan International Shareholder 50,000 shares of Keyuan International, representing 100% of the issued and outstanding shares of Keyuan International, which exchange resulted in Keyuan International becoming our wholly-owned subsidiary. The issuance of such securities was exempt from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

As more fully described in Item 1.01 above, on April 22, 2010, immediately following the Share Exchange, we consummated the Private Placement for the issuance and sale of Units, consisting of an aggregate of (a) 5,954,058 shares of Series A Preferred Stock, (b) 661,562 Shares of common stock, (c) three-year Series A Warrants to purchase up to 661,562 Series A Warrant Shares, and (d) three-year Series B Warrants to purchase up to 661,562 Series B Warrant Shares, for aggregate gross proceeds of approximately $23.2 million.  In connection with the final closing on May 17, 2010, we issued 784,278 shares of Series A Preferred Stock, 87,142 shares of Common Stock, 87,142 Series A Warrants and 87,142 Series B Warrants to the Investors.   The issuance of the Units, the Series A Preferred Stock, the Shares, the Series A Warrants, the Series B Warrants and the placement agent warrants pursuant to the Private Placement were exempt from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Securities Act.

On April 19, 2010, we issued 88,000 shares of common stock to Hayden Communications International, for the investor related services they will provide to us from April 19, 2010 to April 18, 2011.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

On April 19, 2010, we issued 48,000 shares of common stock to Chesapeake Group, Inc, for the investor related services they will provide to us in a period of 12 months. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

On April 19, 2010, we issued 50,000 shares of common stock to Hampton Growth Resources, LLC, for the investor related services they will provide to us for a 12 months period. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

On July 1, 2010, we granted 80,000 five-year options to two outside directors to purchase up to 80,000 shares of the Company’s common stock at an exercise price of US$4.20 per share, in consideration of their services to the Company. Of these options, 40,000 of the options shall vest after one year of the issuance and the remaining 40,000 of the options shall vest after two years of the issuance, provided that the optionee is re-elected for successive one year terms at the end of 12 months of the issuance. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

On July 1, 2010, we granted 40,000 five-year options to a consultant to purchase an aggregate of 40,000 shares of the Company’s common stock at an exercise price of US$4.20 per share, in consideration of their services to the Company. Of these options, all 40,000 of the options shall vest immediately. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

On July 27, 2010, we granted 420,000 three-year options to a consultant to purchase an aggregate of  420,000 shares of the Company’s common stock at an exercise price of US$4.20 per share, in consideration of their services to the Company. Of these options, 70,000 of the options vested immediately, 31,818 vest monthly beginning on September 1, 2010 and the remaining balance of 95,456 vested on May 1, 2011. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

On August 4, 2010, we granted five-year options to 79 managers and employees to purchase in the aggregate 700,000 shares of the Company’s common stock at an exercise price of US$4.50 per share, in consideration of their services to the Company. Of these options, 30% of the Options shall vest immediately one year after the issuance, 40% of the options shall vest two years after the issuance and 30% of the options shall vest three years after the issuance.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Regulation S promulgated under the Securities Act of 1933, as amended. We made this determination based upon the representations of the respective Optionees that none of them were “U.S. person[s]” as that term is defined in Rule 902(k) of Regulation S under the Securities Act. Based on feedback received from the employees after the option award which indicated that most of those employees would prefer tangible cash rewards , management proposed canceling 600,000 of these stock options that had been granted to 77 of the 79 employees. On December 29 2010, the Board of Directors approved this proposal to cancel such options.

On September 28, 2010 , we closed a private placement  of $20,250,000 from offering a total of 540,001 units  at a purchase price of $37.5 per unit, consisting of an aggregate of  (a) 5,400,010 shares of Series B convertible preferred stock of the Company, (b) three year Series C warrants to purchase up to 810,002 share of Common Stock, at an exercise price of $4.50 per share, and (c) three year Series D warrants to purchase up to 810,002  share of Common Stock, at an exercise price of $5.25 per share.  In addition, we issued placement agent warrants to purchase up to 561,601 shares of Common Stock to Tripoint Global Equities, Inc.  The issuance of the Units, the Series B Preferred Stock, the Series C Warrants, the Series D Warrants and the Placement Agent Warrants pursuant to the private placement were issued pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Regulation S promulgated under the Securities Act of 1933, as amended. We made this determination based upon the representations of the respective Investors that they were not a “U.S. person[s]” as that term is defined in Rule 902(k) of Regulation S under the Securities Act.

On February 24, 2011, two investors in the April-May 2010 Private Placement exercised Series A warrants and  purchased 650 shares of common stock and 500 shares of common stock respectively nt at an exercise price of $4.50 per share. As a result, 650 shares of common stock were issued on March 1, 2011 and 500 shares of common stock were issued on April 1, 2011.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the other reports we file with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

Operating through our wholly-owned subsidiaries, Ningbo Keyuan and Ningbo Keyuan Petrochemicals, we are an independent manufacturer and supplier of various petrochemical products in China. Our products include BTX aromatics, propylene, styrene, LPG, MTBE and other petrochemicals. Our production facility was designed with an annual production capacity of 550,000 MT (capacity at December 31, 2010) using heavy oil as our primary feedstock. To date, we have continued to utilize manufacturing technologies that lower our raw material costs while enhancing our production output. In April 2011, we expanded our annual production capacity from 550,000 MT to 720,000 MT.

Our Facility and Equipment

Facility

As of December 31, 2010, we have invested a total of approximately $134 million in the construction and improvement of our production facility. Our current production facility encompasses roughly 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired 1.2 million square feet of additional land in August 2010 for our future expansion.

We have a total of 100,000 MT of storage capacity, consisting of 50,000 MT of storage capacity for raw materials and 50,000 MT for finished products. As part of our expansion plan, we intend to add 180,000 MT of new storage capacity in 2011, after which our total storage capacity will be 280,000MT.

We have an on-site ocean shipping dock with 5,000 MT of shipping capacity and a 10-truck loading facility. Approximately 90% of our feedstock and finished products use this shipping dock. We also have adjacent access to another shipping dock with an additional 50,000 MT of shipping capacity.

Equipment

Our major processing equipment includes the following:

●
Heavy oil catalytic pyrolysis processing equipment- risers/generators/precipitators, fuel gas boilers, fractionating tower, absorbing, re-absorbing ,and desorbing towers, heat exchangers, pumps, a stabilizing tower;

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

Expansion Plan

In order to meet the increasing market demands, our management team has completed the expansion of our 550,000 MT production capacity to 720,000 MT in April 2011. We also completed building an SBS production facility with 70,000 MT production capacities in September 2011. We are planning to expand our facility to include additional storage capacity, a raw material pre-treatment facility and an asphalt production facility by the end of 2012.

Our annual designed manufacturing capacity was 550,000 metric tons of a variety of petrochemical products at the end of 2010. We upgraded the catalytic pyrolysis processing equipment used in production facilities to expand the capacity from 550,000 MT to 720,000 MT. This capacity expansion project started in March 2011 and was completed in April 2011.

In September 2011, we completed building a new facility designed for producing Styrene-Butadience-Styrene (the “SBS”), one of the Styreneic Block Copolymers.  SBS is a product with higher product margin with major application for footwear, adhesive, polymer modification and modified asphalt industries. The SBS facility was built on part of the 1.2 million square feet of land for which we obtained the use of right in August 2010.  The construction started in September 2010 and was completed in September 2011, as planned. The project is currently in the equipment optimization and alignment stage. Trial production is expected to start in late October. The designed capacity of the SBS facility allows for production of up to 70,000 metric tons per year..   We expect to generate net profit margins of 10% from our production of SBS once the facility reaches normal production levels. The SBS facility is anticipated to achieve an 80% utilization rate in 2012, the first full year of production, and generate approximately $107 million in sales and $10 million to $11 million in profit in 2012.

In addition to the SBS production facility, we plan to increase our current 100,000 MT storage capacity to 280,000 MT. Management believes that the increased storage capacity will allow the Company to take better advantage of price variations to raw materials and product sales prices, as well as to support the storage needs of the increased overall production capacity after our expansion projects are completed.  We also plan to build a pretreatment facility and an asphalt facility on the land we acquired in August 2010. The pretreatment facility will allow us to handle lower grade raw materials thereby helping to further decrease raw material costs. In addition, this facility will improve efficiency in current production process as well as provide the necessary feedstock for our planned asphalt production. Once completed, the new asphalt facility will be capable of producing as much as 300,000 MT annually. We estimate that the new asphalt facility will generate approximately $298 million in sales and approximately $30 million of additional profits a year.

The actual and estimated schedule of our expansion plan is as follows:

●	Completed SBS facility in September 2011
●	Begin SBS production and sales in the fourth quarter of 2011
●	Complete storage capacity expansion, pretreatment facility and asphalt by December 31, 2012

On August 18, 2010, we acquired four parcels of land adjacent to the Company's current facilities totaling approximately 1.2 million square feet. The total cost of the land was approximately $5.8 million. Aside from the cost of the land acquisition, the estimated cost of the storage expansion and construction of the  pretreatment and asphalt facilities is approximately $70 million, including $20 million for facility construction, $40 million for new equipment, and $10 million for working capital.

We plan to fund this proposed expansion through debt financing, cash from operations, proceeds from prior financings, warrant exercises, and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to increase our production capacity and to expand our business could be adversely affected.

Manufacturing and Sales

Our total production of finished products for 2010 was 635,782MT and revenue totaled $558.8 million, based on the sale of 658,570 MT of petrochemical products. As a result of our low-cost and flexible manufacturing process, we are able to quickly respond to market conditions and change the mix of raw materials and products as needed. For example, 30% of the raw materials that were used for production in 2010 was low grade light oils. This allowed us to significantly increase the amount of higher margin light aromatic products that were produced without corresponding additional capital expenditures to expand our production capacity.

In order to facilitate the Company’s future growth, Ningbo Keyuan Petrochemicals, Ltd. was incorporated in Ningbo, China with a registered capital of $3 million as a wholly-owned subsidiary of Keyuan Group Limitd (the Hong Kong entity) on August 27, 2010. Ningbo Keyuan Petrochemicals is responsible for the sales and marketing, raw materials sourcing and market analysis for the Company. Dr. Jingtao Ma was appointed as the General Manager of the new entity. Dr. Ma was the head of the former sales and marketing division at Keyuan. This new entity will also serve as the “market thermometer” that can better monitor market conditions and obtain first hand market data through buying and selling activities. Management believes that the consolidation of the sales and marketing and raw material procurement function under one business unit will help efficiently manage the future expansion of the Company.

2011 Operations

Our operations during the first nine months of 2011 were negatively impacted by inceased raw materials prices, which resulted in increases to our cost of sales of approximately 12% in the second quarter and a total of  approximately  21% for the six months ended June 30, 2011. The slowdown in the global economy reduced the worldwide demand for petrochemicals, which in turn prevented us from increasing our sales prices sufficiently enough to offset the  higher costs. Therefore, although sales did also increase by approximately 19% for the six months ended June 30, 2011, we still experienced a significant decrease in profits compared to 2010.

Our operations were also negatively impacted by disruptions to our electricity grid that resulted in interruptions to our operations for extended periods. In the third quarter, production was suspended for 19 days mainly due to the upgrade of the localpower grid. In addition in the second quarter, production was suspended for 25 days due to our production expansion. Although there were no production activities conducted on these days, we continued to incur significant costs for depreciation, labor and interest expenses. These disruptions to our operations affected our ability to manufacture and sell products.

Additionally, from April 2011 to September 2011, our management focused considerable resources and man-hours on an Independent Investigation commenced by our Audit Committee at the request of our former auditor, KPMG.  Aside from the approximately $5,000,000 that was incurred in connection with this Investigation, the Company needed to concentrate the efforts of significant portions of our limited management team to address the Investigation concerns and our response.   As a result, management’s attention was temporarily diverted from our core manufacturing and selling activities.  As we move forward with certain corrective actions to improve our controls and procedures, to increase our legal, accounting and financial compliance capabilities and implement and other necessary corrective policies related to results of the Investigation, management may be forced to continue to dedicate resources away from production and sales.

As a result of the foregoing, we expect a net income of US$5.1 million in the first quarter of 2011, and a loss of US$1.5 million in the second quarter of 2011.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of the Company and its subsidiaries (the “Group”). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the fair value determination of financial and equity instruments; the realizability of inventories; and the recoverability of property, plant and equipment. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. The Group did not record any provision for slow-moving and obsolete inventory as of December 31, 2010 and 2009.

Property, Plant and Equipment.  Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, taking into consideration the assets’ estimated residual value. When items are retired or otherwise disposed of, income is charged or credited for the difference between the net book value and proceeds received thereon.  Ordinary maintenance and repairs are charged to expense as incurred.

The estimated useful lives of property, plant and equipment are as follows:

Buildings	45 years
Machinery and equipment	5 to 15 years
Vehicles	5 years
Office equipment and furniture	3 to 10 years

Construction-in-progress is stated at cost. Cost comprises nonrefundable prepayments and direct costs of construction as well as interest costs capitalized during the period of the construction of the plant or installation of equipment. Costs included in construction in progress are transferred to their respective categories of property, plant and equipment when the assets are ready for their intended use, at which time depreciation commences.

Long-Lived Assets.  In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 360-10, the Group reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Group’s ability to recover the carrying value of its long-lived assets from expected future discounted cash flows. If the total of the expected future discounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

For certain major customers, the Group accepts their payment for the Group’s products by bills receivable. Bills receivable represent short-term notes receivable issued either by the customer or by the customer and an accepting bank that entitles the Group to receive the full face amount from the customer or the accepting bank at maturity, which is generally six months from the date of issuance. Bills receivable are typically sold at a discount prior to maturity, and the discount is included in interest expense. Historically, the Group has experienced no losses on bills receivable.

In connection with the Company’s financing transactions, the Group may also obtain bills receivable in exchange for cash or payables.  These bills, which are sold at a discount prior to maturity, include provisions whereby the Group agrees to reimburse the accepting bank in the event that the related party counterparty fails to honor its liability to the accepting bank.

Bills payable represent bills issued by an accepting bank in favor of the Group’s suppliers. The Group’s suppliers receive payments from the accepting bank directly upon maturity of the bills, and the Group is obliged to repay the face value of the bills to the accepting bank. Bills that are not remitted directly by the Group to its suppliers may be sold by the Group to other accepting banks for cash prior to their maturity. Discounts paid are recorded as a component of interest expense.

Revenue Recognition.  The Group derives its revenue primarily from the sale of petrochemical products. In accordance with the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, codified in FASB ASC Topic 480, revenue should not be recognized until it is realized or realizable and earned. Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. The Group recognizes revenue when the products are delivered and the customer takes ownership and assumes risks of losses, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Written sales agreements, which specify price, product, and quantity, are generally used as evidence of an arrangement. Customer acceptance is generally evidenced by a carrier signed shipment notification form.

Share-Based Compensation.  The Group accounts for share-based payments under the provisions of FASB ASC Topic 718, “Compensation-Stock Compensation”, or ASC Topic 718. Under ASC Topic 718, the Group measures the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period.

The Group accounts for equity instruments issued to non-employee vendors in accordance with the provisions of FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-Employees”. All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the equity instrument issued. The measurement date for the fair value of the equity instruments issued is the date on which the counterparty’s performance is completed.

Income Taxes.  Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the carrying amount of deferred income tax assets if it is considered more likely than not that some portion, or all, of the deferred income tax assets will not be realized.

The Group recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Group has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of operations.

Contingencies. In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business. An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2010 and 2009.

Comparison of years ended December 31, 2010 and 2009

	For the Year Ended December 31		Year to Year Comparison
	2010	2009	Increase/ (decrease)	Percentage Change
Sales
Third Parties	$446,891,336	$47,161,960	$399,729,376	848%
Related Parties	111,860,733	21,491,643	90,369,090	420%

Total Sales	558,752,069	68,653,603	490,098,466	714%

Cost of Sale
Third Parties	388,846,702	56,363,391	332,483,311	590%
Related Parties	102,076,731	18,948,204	83,128,527	439%

Cost of Sales	490,923,433	75,311,595	415,611,838	552%

Gross Profit (Loss)	67,828,636	(6,657,992)	74,486,628	(1119%)

Operating Expenses
Selling Expenses	623,652	24,836	598,816	2411%
General and administrative Expenses	9,517,814	2,714,093	6,803,721	251%
Total Operating Expenses	10,141,466	2,738,929	7,402,537	270%

Income (Loss) from Operations	57,687,170	(9,396,921)	67,084,091	(714%)

Other Income(Expense)
Interest Income	556,159	84,778	471,381	556%
Interest Expense	(9,945,389)	(2,116,761)	(7,828,628)	370%
Foreign Exchange gain (loss),net	2,711,984	(5,666)	2,717,650	(47964%)
Other income (expenses),net	(396,797)	(342,849)	(53,948)	16%
Total other Expenses:	(7,074,043)	(2,380,498)	(4,693,545)	197%

Income (loss) before provision for income tax	50,613,127	(11,777,419)	62,390,546	(530%)
Income tax expense (benefit)	13,492,704	(2,944,350)	16,437,054	(558%)
Net Income (Loss)	37,120,423	(8,833,069)	45,953,492	(520%)

Other comprehensive income
Foreign currency translation adjustment	2,247,635	15,991	2,231,644	13956%

Comprehensive income (Loss)	$39,368,058	$(8,817,078)	48,187,017	(547%)

Sales: Our sales for the year ended December 31, 2010 were approximately $559,000,000 compared to sales of $69,000,000 for the year ended December 31, 2009. The substantial increase in our sales was due to the launch of the full-scale manufacture and distribution of our petrochemical products following the successful transition from our long-term construction and initial trial production that began in late 2009. Our sales in 2010 included $112,000,000 of sales to related parties compared to sales of $21,000,000 in sales to related parties in 2009. Please refer to Footnote 24 of the financial statements for a discussions of related party transactions. Pricing for sales to related parties adopts the same principles as that to other customers.

In 2010, our manufacturing plant processed 467,619 MT of heavy oil, 179,610 MT of light oil and 36,671 MT of other raw material.  In 2010 we sold 624,381 MT of finished products manufactured by ourselves. In addition, through Ningbo Keyuan Petrochemicals , we also sold 34,189 MT of chemical products produced by other companies.

The breakdown of the 624,381 MT products produced is listed below.

Product	(Metric Tons)
BTX Light Aromatics	313,490
BTX Heavy Aromatics	157,577
LPG	16,955
MTBE and Others	54,509
Styrene	43,213
Propylene	38,637
Total Metric Tons Sold:	624,381

Cost of Sales: Our overall cost of sales was approximately $491,000,000 for the year ended December 31, 2010, or 87.9% of  sales, compared to cost of sales of roughly $75,000,000, or 109.7% of sales for the year ended December 31, 2009. Our cost of sales are primarily composed of the costs of direct raw materials (mainly heavy oil, benzene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The substantial increase in our cost of sales was due to the launch of the full-scale manufacturing and distribution of our petrochemical products following the successful transition from long-term construction and initial trial production in late 2009. The higher relative cost of sales (as compared to revenue) in 2009 was mainly due to the larger production waste and higher raw material consumption rates during the initial trial production. As our overall production process and technology normalized with full-scale production, the relative cost of sales percentage decreased accordingly in 2010. In addition, our cost of sales in 2010 reflects a consumption tax refund from the Ministry of Finance of approximately $37,000,000. We expect that we will continue to receive a consumption tax refund for the foreseeable future.

Gross Profit: Gross profit for the year ended December 31, 2010 was approximately $68,000,000 compared to gross loss of approximately $7,000,000 for the comparable period in 2009. Our negative gross profit for the year ended December 31, 2009 was due to the non-recurring expenses described in the preceding paragraph before mass production commenced, which caused cost of sales in our trial production stage to exceed revenue. Once we began full-scale production and distribution of our products, our overall gross margin was approximately 12.1%for the year ended December 31, 2010. Going forward, management believes that without major fluctuations in prices of raw material or the sales price of our products that our gross margins will gradually improve due to the expected higher efficiency in our manufacturing processes.

Operating Expenses: Operating expenses, including selling expenses, and general and administrative expenses, were approximately $10,100,000, or 1.8% of sales for the year ended December 31, 2010 as compared to $2,700,000, or 4.0% of sales for the comparable period in 2009, an increase of approximately $7,400,000. The increase of these major expenses was due to our commencement of full scale production and distribution activities as well as various public company expenses including stock-based compensation, , and various legal and consulting services.   Going forward, management expects that general and administrative expenses may continue to rise as we expand operations.  In addition, general and administrative expenses will likely substantially increase in 2011 as a result of various legal, consulting and  internal expenses related to the Company’s independent Investigation and  efforts to address NASDAQ’s delisting decision, which we are appealing.   Aside from the legal fees and consulting expenses related  to the Investigation, Management also expects increased expenses as a result of  subsequent corrective policies related to various aspects of internal controls .

Interest Expense: For the year ended December 31, 2010, interest expense was approximately $9,900,000 as compared to interest expense of approximately $2,100,000, or for the comparable period in 2009. The increase in interest expense was due to the following reasons: 1) we capitalized certain portions of our  interest as part of the costs of fixed assets in our construction period but expensed approximately $1.9 million of this interest in 2010.  After we started our full-scale production, interest on our short-term bank loans used to fund our working capital is expensed as incurred;  2) The increase in short-term bank loans from $82.9 million to $135.7 million  3) The growth of interest expense related to bill receivables which are discounted in advance to meet capital demands.  As we move forward with full operations and production, management believes that the interest expense will stay at current level for the 2011 fiscal year.

Net Income/loss: Net income for the year ended December 31, 2010 was approximately $37,100,000, or 6.6% of sales as compared to a net loss of approximately $8,800,000, or 12.8% of sales in the same period in 2009. This increase of net income was the result of the commencement of normal operations in 2010.

Foreign Currency Translation Adjustment:   Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $2,250,000 for the year ended December 31, 2010. The balance sheet amounts, at December 31, 2010 and 2009, with the exception of equity were translated at RMB6.59196 and RMB6.81663 to 1.00 U.S. dollar respectively. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the year ended December 31, 2010 and 2009 were RMB6.75950 and RMB6.82082, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Year Ended December 31 (in thousands)
	2010	2009
Net cash provided by (used in) operating activities	2,419	(46,275)
Net cash used in investing activities	(18,496)	(41,723)
Net cash provided by financing activities	30,652	92,931

Net cash provided by operating activities was approximately $2,400,000 for the year ended December 31, 2010 as compared to net cash used in operations of approximately $46,275,000 for the same period in 2009. The increase in cash provided by operations was primarily due to profits generated from the commencement of normal production and distribution in 2010. During 2009, we were in the final stages of completing our long-term construction period and had yet to begin normal operations.   In 2010, we were able to capitalize on the successful completion of facility construction and our initial trial operations, and began making full use of working capital financing including prolonged accounts payable periods to help  generate operating cash.

Net cash used in investing activities was approximately $18,500,000 and $41,723,000 for the year ended December 31, 2010 and 2009, respectively. During 2010, net cash used in investing activities was primarily focused on payments for the infrastructure construction. During 2009, we were still in the final part of our development stage in which large amounts of money were continuously used for the payment of building construction and equipment installation. As we move forward with our SBS project and our Expansion Plans, it is expected that net cash used in investing activities will increase for 2011 fiscal year.

Net cash provided by financing activities amounted to approximately $30,652,000 for the year ended December 31, 2010. Net cash provided by financing activities amounted to approximately $92,931,000 for the same period in 2009. Financing cash used in 2010 was mainly the result of pledged deposits for the purchase of imported raw materials and repayment of long-term and short-term bank loans. Financing cash provided in 2010 was primarily the net proceeds received from the April-May 2010 and September 2010 private financings in 2010 and increase of short-term and long-term bank loans. In 2009, the net cash provided by financing activities was primarily the result of short-term bank loans and,  to a lesser degree,  from cash provided by long-term bank loans and related parties.

We have entered into short term loan agreements with our primary lenders, Bank of China, China Construction Bank, Agricultural Bank of China, etc.. As of December 31, 2009, we had an aggregate principal amount of $127,922,400 outstanding under the loan agreements, with maturity dates from January 2010 to October 2012 and interest rates from 4.78% to 8.13% per annum. $82,885,500 was classified as short term bank loans, $7,628,400 as current portion of long term bank loans and $37,408,500 as long term bank loans. The loan agreements contain customary affirmative and negative covenants and were mainly guaranteed by related parties, third party entities and individuals or secured by a lien on our property and equipment. As of December 31, 2009, we were in compliance with the terms of our loan agreements. As of December 31, 2010, we had an aggregate principal amount of approximately $168,384,134 outstanding under the loan agreements, with maturity dates from January 2011 to October 2012 and interest rates from 2.97% to 7.56% per annum. $135,768,634 is classified as short term bank loans, $17,445,500 as current portion of long term bank loans and $15,170,000 as long term bank loans. The loan agreements contain customary affirmative and negative covenants and were mainly guaranteed by related parties, third-party entities and individuals or secured by a lien on our property and equipment. Historically, all debts have been paid by the Company in a timely manner. Most are revolving loans whose terms (around due date of payment) are extended by the lender. As of December 31, 2010, we were in compliance with the terms of our loan agreements. As such, management expects most unpaid loan balances will be extended at due date. Depending on our capital needs, the Company evaluates whether to apply for additional Long-Term Bank Loans when they are paid back. The Company currently has sufficient line of credits with the banks for both short-term and long-term borrowings.

In the first six months of 2011 we borrowed short term bank loans of US$77 million (RMB494 million) bearing annual interests rates ranging from 3.1% to 6.31% from various banks in China. In the first six months we also repaid a total of US$46 million (RMB295 million) of bank loans.  There was no other new borrowing or paying back of bank loans in the first six months of 2011.

At December 31, 2010, we had a cash balance of approximately $29,336,000. Prior to the completion of our initial preferred stock financing, working capital had been primarily financed with various forms of short and long term bank loan as outlined above. Since May 2010, we have partially funded our working capital using the proceeds we obtained from the April-May 2010 and September 2010 private financings in conjunction with the net proceeds from various short and long term notes. As of December 31, 2010, we had retained earnings of approximately $22,243,000, as compared to an accommodated deficit of approximately $10,665,000 as of December 31, 2009.

We are working to expand our manufacturing capacity to include additional storage capacity, a raw material pre-treatment facility and an asphalt production facility. The estimated cost of these expansions (excluding land costs) is approximately $70 million, including $20 million for facility construction, $40 million for new equipment, and $10 million for working capital. We plan to fund these expansions through short-term borrowings, cash from operations and potential equity financing. However, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including, but not limited to:

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
• PRC governmental policies relating to foreign currency borrowings; and
• PRC banks’ lending policies and approval procedures.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Keyuan Petrochemicals, Inc.

We have audited the accompanying consolidated balance sheet of Keyuan Petrochemicals, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Keyuan Petrochemicals, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Unusually important events occurred subsequent to December 31, 2010.  These events, management’s preliminary evaluation, and their potential effects are described in Note 1(c) to the consolidated financial statements.

The Company has significant transactions and relationships with related parties and certain other parties which are described in Note 24 to the consolidated financial statements. It is possible that the terms of these transactions may not be the same as those that would result from transactions among unrelated parties.

/s/ GHP HORWATH, P.C.

Denver, Colorado
October 19, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Keyuan International Group Ltd.

We have audited the accompanying consolidated balance sheet of Keyuan International Group Ltd. (the “Company”) as of December 31, 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keyuan International Group Ltd. as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
February 23, 2010
(Except for the consolidated statements of stockholders’ equity and the EPS information on the consolidated statements of operations and comprehensive loss as to which the date is September 27, 2010)

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES
CONSOLIDATED BALANCE SHEETS

		As of December 31,
	Note	2010	2009

ASSETS
Current assets:
Cash	2(d)	$29,336,241	$14,030,655
Pledged bank deposits	2(e)	98,053,146	6,012,690
Bills receivable	2(j)	9,194,513	400,491
Inventories	3	86,831,556	30,777,622
Prepayments to suppliers	4	14,071,219	7,417,202
Consumption tax refund receivable	5	39,144,688	-
Amounts due from related parties	24	5,332,193	261,493
Other current assets	6	28,608,833	16,652,903
Deferred income tax assets	20	469,914	3,486,922

Total current assets		311,042,303	79,039,978

Property, plant and equipment, net	7	129,781,304	133,644,791
Intangible assets, net	8	1,045,466	1,110,030
Land use rights	9	11,099,875	5,265,535

Total assets		$452,968,948	$219,060,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	10	$135,768,634	$82,885,500
Bills payable	2(j)	60,224,900	13,719,134
Current portion of long-term bank borrowings	11	17,445,500	7,628,400
Accounts payable		92,225,936	2,171,572
Advances from customers	12	10,479,217	13,375,056
Accrued expenses and other payables	13	18,205,110	46,737,817
Income taxes payable	20	10,699,778	-
Dividends payable		234,393	-
Amounts due to related parties	24	115,535	4,506,396

Total current liabilities		345,399,003	171,023,875

Long-term bank borrowings	11	15,170,000	37,408,500

Total liabilities		360,569,003	208,432,375

Series B convertible preferred stock:
Par value: $0.001; Authorized: 5,400,010 shares 6% cumulative dividend,
Issued and outstanding: 5,400,010 shares in 2010, liquidation preference of $20,250,000	14	16,701,565	-

Commitments and contingencies	19	-	-

Stockholders’ equity:
Series M convertible preferred stock:
Par value: $0.001; Authorized: 47,658 shares;
Issued and outstanding: nil in 2010 and 47,658 shares in 2009	15	-	48
Common stock:
Par value: $0.001; Authorized: 100,000,000 shares;
Issued and outstanding: 57,577,840 shares in 2010 and nil in 2009	15	57,578	-
Additional paid-in capital		47,012,061	20,229,949
Statutory reserve	18	3,075,356	-
Accumulated other comprehensive income		3,310,416	1,062,781
Retained earnings (deficit)		22,242,969	(10,664,819)

Total stockholders’ equity		75,698,380	10,627,959

Total liabilities and stockholders' equity		$452,968,948	$219,060,334

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Year Ended
	Note	December 31, 2010	December 31, 2009
Sales
Third parties		$446,891,336	$47,161,960
Related parties	24	111,860,733	21,491,643

Total Sales		558,752,069	68,653,603

Cost of sales
Third parties		388,846,702	56,363,391
Related parties	24	102,076,731	18,948,204

Cost of sales		490,923,433	75,311,595

Gross profit (loss)		67,828,636	(6,657,992)

Selling expenses		623,652	24,836
General and administrative expenses		9,517,814	2,714,093

Total operating expenses		10,141,466	2,738,929

Income (loss) from operations		57,687,170	(9,396,921)

Other income (expense):
Interest income		556,159	84,778
Interest expense		(9,945,389)	(2,116,761)
Foreign exchange gain (loss), net		2,711,984	(5,666)
Other expense, net		(396,797)	(342,849)

Total other expense, net		(7,074,043)	(2,380,498)

Income (loss) before income taxes		50,613,127	(11,777,419)

Income tax expense (benefit)	20	13,492,704	(2,944,350)

Net income (loss) attributable to Keyuan
Petrochemicals Inc. stockholders		37,120,423	(8,833,069)

Dividends to Series A convertible preferred stockholders	14	831,032	-

Dividends to Series B convertible preferred stockholders	14	306,247	-

Net income (loss) attributable to Keyuan
Petrochemicals Inc. common stockholders		$35,983,144	$(8,833,069)

Earnings (loss) per share:
Attributable to common stock:
- Basic	21	$0.71	$-
- Diluted	21	$0.66	$-

Weighted average number of shares of common stock used in calculation
Basic	21	$50,929,526	$-
Diluted	21	$56,057,994	$-

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIEVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010 AND 2009

								Accumulated
						Additional		other	Retained	Total
		Series M convertible				paid-in	Statutory	comprehensive	earnings	stockholders’	Comprehensive
	Note	preferred stock		Common stock		capital	reserve	income	(deficit)	equity	income (loss)
		shares	$	shares	$	$	$	$	$	$	$

Balance as of January 1, 2009		47,658	$48	-	$-	$10,529,952	$-	$1,046,790	$(1,831,750)	$9,745,040
Net loss		-	-	-	-	-	-	-	(8,833,069)	(8,833,069)	$(8,833,069)
Foreign currency translationadjustment, net of tax		-	-	-	-	-	-	15,991	-	15,991	15,991

											$(8,817,078)
Capital contribution fromstockholders		-	-	-	-	9,699,997	-	-	-	9,699,997

Balance as of December 31, 2009		47,658	48	-		20,229,949	-	1,062,781	(10,664,819)	10,627,959
Net income		-	-	-	-	-	-	-	37,120,423	37,120,423	$37,120,423
Foreign currency translation adjustment, net of tax		-	-	-	-	-	-	2,247,635	-	2,247,635	2,247,635
											$39,368,058
Effect of reverse recapitalization	1	-	-	5,696,800	5,697	(5,697)	-	-	-	-
Repurchase and cancellation of common stock	1	-	-	(3,264,000)	(3,264)	(396,736)	-	-	-	(400,000)
Dividends
for Series A convertible
preferred stockholders	14	-	-	-	-	-	-	-	(831,032)	(831,032)
Dividends
for Series B convertible
preferred stockholders	14	-	-	-	-	-	-	-	(306,247)	(306,247)
Conversion of Series A convertible preferred stock
into common stock	15	-	-	6,738,336	6,738	21,011,405	-	-	-	21,018,143
Conversion of Series M convertible preferred stock
into common stock	15	(47,658)	(48)	47,658,000	47,658	(47,610)	-	-	-	-

Issuance of common stock on April 22, 2010 and May 18, 2010 net of issuance costs of $221,661	15	-	-	748,704	749	1,598,390	-	-	-	1,599,139
Issuance of Series A and Series B warrants, net of issuance costs of $45,584	16	-	-	-	-	345,126	-	-	-	345,126
Issuance of Series C and Series D warrants,net of issuance costs of $170,739	16	-	-	-	-	1,713,326	-	-	-	1,713,326
Issuance of warrants to placement agent in connection with Series A Private Placement	16	-	-	-	-	349,683	-	-	-	349,683
Issuance of warrants to placement agent in connection withSeries B Private Placement	16	-	-	-	-	534,341	-	-	-	534,341
Share-based compensation	17	-	-	-	-	1,459,884	-	-	-	1,459,884
Capital contribution from stockholders	15	-	-	-	-	220,000	-	-	-	220,000
Appropriation to statutory reserves	18	-	-	-	-	-	3,075,356		(3,075,356)	-

Balance as of December 31, 2010		-	-	57,577,840	$57,578	$47,012,061	$3,075,356	$3,310,416	$22,242,969	$75,698,380

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2010	December 31, 2009

Cash flows from operating activities:
Net income (loss)	$37,120,423	$(8,833,069)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,909,613	121,712
Amortization	99,859	98,412
Land use rights amortization	274,589	168,381
Deferred income tax expense (benefit)	3,058,129	(2,944,350)
Share-based compensation expense	1,515,907	-
Changes in operating assets and liabilities:
Bills receivable	(8,562,744)	(400,245)
Inventories	(53,641,596)	(30,758,740)
Prepayments to suppliers	(11,295,931)	(7,412,651)
Consumption tax refund receivable	(38,174,457)	-
Other current assets	2,086,940	(16,515,855)
Accounts payable	58,179,877	2,768,180
Advances (to) from customers	(6,357,494)	16,539,489
Income taxes payable	10,434,575	-
Accrued expenses and other payables	(228,610)	893,992

Net cash provided by (used in) operating activities	2,419,080	(46,274,744)

Cash flows from investing activities:
Purchase of land use rights	(5,789,302)	-
Purchase of property, plant and equipment,	(12,706,733)	(41,722,805)

Net cash used in investing activities	(18,496,035)	(41,722,805)

Cash flows from financing activities:
Pledged bank deposits used for bank borrowings	(89,559,311)	(6,009,001)
Proceeds from short-term bank borrowings	176,683,746	85,766,850
Repayment of short-term bank borrowings	(127,866,341)	(2,932,200)
Proceeds from bank notes	77,816,440	21,041,218
Repayment of bank notes	(32,919,357)	(7,330,500)
Repayments of long-term bank borrowings	(13,610,480)	-
Short-term financing from related parties	30,839,377	18,550,629
Short-term financing to related parties	(30,949,048)	(18,550,629)
Short-term financing to/from Litong (Note 24)	(961,610)	952,965
Repayments to related parties	-	(8,224,165)
Capital contribution from stockholders	220,000	9,665,472
Proceeds from Series A Private Placement, net	23,312,091	-
Proceeds from Series B Private Placement, net	18,949,232	-
Repurchase of common stock	(400,000)	-
Dividends paid	(902,886)	-

Net cash provided by financing activities	30,651,853	92,930,639

Effect of foreign currency exchange rate changes on cash	730,688	3,028

Net increase in cash	15,305,586	4,936,118

Cash at beginning of year	14,030,655	9,094,537

Cash at end of year	$29,336,241	$14,030,655

Supplemental disclosure of cash flow information:
Income taxes paid	-	-
Interest paid, net of capitalized interest	$9,945,389	$2,116,761
Non-cash investing and financing activities:
Issuance of warrants to placement agent in connection with Series A Private Placement	349,683	-
Issuance of warrants to placement agent in connection with Series B Private Placement	534,341	-
Payable for purchase of property, plant and equipment	-	45,374,656
Reclassification of input VAT from property, plant and equipment to other current assets	13,006,984	-

See accompanying notes to the consolidated financial statements.

1       ORGANIZATION, NATURE OF BUSINESS, AND RECENT EVENTS

(a)     Organization

Keyuan Petrochemicals, Inc. (the “Company”) was incorporated in the State of Texas on May 4, 2004 in the former name of “Silver Pearl Enterprises, Inc”.

On April 22, 2010, Silver Pearl Enterprises, Inc., a U.S. public shell company (now known as the Company) entered into a share exchange agreement (the “Exchange Agreement”) with Keyuan International Group Limited (“Keyuan International”), a privately held investment holding company organized on June 11, 2009 under the laws of the British Virgin Islands, Delight Reward Limited (“Delight Reward”), the sole stockholder of Keyuan International and Denise D. Smith (“Smith”), the Company’s former principal stockholder. Pursuant to the terms of the Exchange Agreement, Delight Reward transferred to the Company all of its shares of Keyuan International in exchange for 47,658 shares of the Company’s Series M convertible preferred stock (the “Share Exchange”). On an “as-converted” basis, the Series M convertible preferred stock presented approximately 95% of the Company’s outstanding common stock. The Series M convertible preferred stock voted with the common stock on an “as converted basis“ and was converted into 47,658,000 shares of the Company’s common stock on December 28, 2010. As a result of the Share Exchange, Keyuan International became a wholly-owned subsidiary of the Company and Delight Reward became the controlling stockholder of the Company. On April 22, 2010, the Company repurchased and cancelled 3,264,000 shares of common stock from Smith for cash consideration of $400,000. The consideration paid in excess of par value of the repurchased shares amounting to $396,736 was recorded as additional paid-in capital in the consolidated statement of stockholders’ equity and comprehensive income (loss). After giving effect to the repurchase and conversion of the Series M Preferred Stock, the former stockholders of Keyuan International hold 95.2% of the Company’s common stock.

The Share Exchange has been accounted for as a reverse acquisition and recapitalization whereby Keyuan International is deemed to be the accounting acquirer (and the legal acquiree). Accordingly, Keyuan International’s historical statements for the periods prior to the reverse acquisition became those of the Company retroactively restated for, and giving effect to, the number of shares received in the Share Exchange. The assets and liabilities, and revenues and expenses of the Company are included in the accompanying financial statements effective from April 22, 2010. The total net liabilities assumed by Keyuan International as of the date of the Share Exchange were not significant. The Company is deemed to be a continuation of the business of Keyuan International.

On May 12, 2010, the Company formed a business combination related shell company under the laws of the State of Nevada called Keyuan Petrochemicals, Inc. and on the same day, acquired 100% of the entity’s stock for cash. As such, the entity became the Company’s wholly-owned subsidiary (the “Merger Subsidiary”).

Effective as of May 17, 2010, the Merger Subsidiary was merged with and into the Company. As a result of the merger, the Company’s name was changed to “Keyuan Petrochemicals, Inc.”.  Prior to the merger, the Merger Subsidiary had no liabilities and nominal assets and, as a result of the merger, the separate existence of the merger subsidiary ceased.  The Company is the surviving corporation in the merger and, except for the name change, there was no change in the Company’s directors, officers, capital structure or business.

The Company, through its wholly-owned subsidiary, Keyuan International and its indirect subsidiaries, Keyuan Group Limited (“Keyuan HK”) and Ningbo Keyuan Plastics Co.,Ltd. (“Ningbo Keyuan”) (collectively “the Group”) , is engaged in the manufacture and sale of petrochemical products. Keyuan HK was established in Hong Kong in 2009, and is a holding company with no significant assets or operations. Ningbo Keyuan was established in April 2007 as a wholly foreign-owned enterprise in Ningbo, the People’s Republic of China (“PRC”).

On November 16, 2009 Keyuan HK acquired 100% of Ningbo Keyuan.  At the time of the acquisition, Keyuan HK and Ningo Keyuan were controlled by Mr. Tao Chunfeng, the Company’s Chief Executive Officer. Accordingly, the acquisition was accounted for as a common control transaction in a manner similar to a pooling of interests.

On August 8, 2010, Keyuan HK established a wholly-owned subsidiary in the PRC, Ningbo Keyuan Petrochemicals Co., Ltd (“Ningbo Keyuan Petrochemicals”), which is engaged in the sale of petrochemical products in the PRC.

(b)       Nature of business

The Company, through its PRC operating subsidiaries, Ningbo Keyuan and Ningbo Keyuan Petrochemicals, is engaged in the manufacture and sale of petrochemical products in the PRC.

(c)  Recent Events

The Company’s former auditor, KPMG, LLP (“KPMG”), brought certain issues to the Company’s Audit Committee’s attention through a March 28, 2011 memorandum and an April 18, 2011 letter (collectively, the “KPMG Memoranda”).  KPMG requested that the Company’s Audit Committee conduct an independent investigation (the “Investigation”) into those issues.  On March 31, 2011, the Audit Committee elected to commence such independent Investigation and engaged the services of independent counsel, Pillsbury Winthrop Shaw Pittman LLP (“Pillsbury”), which in turn engaged the services of Deloitte Financial Advisory Services LLP (“Deloitte”), as independent forensic accountants, and King & Wood, as Audit Committee counsel in the People’s Republic of China (“PRC”).  Pillsbury, Deloitte and King & Wood are collectively referred to herein as the “Investigation Team.”  On September 28, 2011 the investigation was completed. The Investigation identified possible violations of PRC laws and U.S. Securities laws, including the maintenance of an off-balance sheet cash account that was used primarily to pay service providers and other Company related expenses. Total activity in the off-balance sheet cash account amounted to approximately $800,000 through December 31, 2010 with a net income statement effect of approximately $12,000, and $400,000 for the period from January 1, 2011 to March 31, 2011, with a net income statement effect of approximately $192,000, at which time the Company ceased its use.  The Investigation identified certain other issues that could result in potential violations of PRC or U.S. laws.  The Company is working with its legal counsel to evaluate the matters identified in the Investigation and to determine the extent to which the Company may be exposed to fines and penalties.  In addition, the Company has retained a Foreign Corrupt Practices Act (“FCPA”) expert to review potentially relevant transactions and to assist the Company with the design and implementation of a detailed FCPA program.  The Company has preliminarily concluded that the extent to which it may be exposed in the PRC is limited.  However, management is currently unable to determine the final outcome of these matters and their possible effects on the consolidated financial statements.

On October 7, 2011, trading of the Company’s common stock was delisted by NASDAQ, and is currently quoted on the Pink Sheets (symbol: KEYP.PK).

The Company’ s management believes that the Company’s cash, working capital, and access to cash through its bank loans provide adequate capital resources to fund its operations and working capital needs through at least the end of 2011.

2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of consolidation and basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the financial statements of the Company and its subsidiaries (the “Group”).

All significant intercompany transactions and balances are eliminated on consolidation.

(b) Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment; the fair value determination of financial and equity instruments; the realizability of inventories; and the recoverability of property, plant and equipment. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable.

(c) Foreign currency transactions and translation

The functional currency of the Company, Keyuan International and Keyuan HK is the U.S. dollar. The functional currency of the PRC operating subsidiaries is the Renminbi (“RMB”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency using the applicable exchange rates at each balance sheet date, and non-monetary items are translated at historical rates. The resulting exchange differences on these transactions are recorded in foreign exchange gain (loss), net in the consolidated statements of operations.

The Group’s reporting currency is the U.S. dollar. Assets and liabilities of the PRC operating subsidiaries are translated into the U.S. dollar using the exchange rates at each balance sheet date. Revenue and expenses of the PRC operating subsidiaries are translated at average rates prevailing during the reporting period. Shareholders’ equity is translated of historical rates. Adjustments resulting from translating the financial statements of the PRC operating subsidiaries into the U.S. dollar are recorded as a separate component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income (loss).

(d) Cash

Cash consists of cash on hand and cash at banks. As of December 31, 2010 and 2009, cash of $26,857,729 and $14,024,341, respectively, was held in major financial institutions located in the PRC. Management performs periodic evaluations of the relative credit standings of those financial institutions, and believes that these major financial institutions have high credit ratings.

(e) Pledged bank deposits

Pledged bank deposits represent amounts held by financial institutions, which are not available for the Group’s use, as security for issuances of bills payable to the Group’s suppliers, or as security for short-term bank borrowings. Upon maturity of the bills, which generally occurs within three to six months after the issuance of the bills, or upon the repayments of short-term bank borrowings, the deposits are released by the financial institutions and become available for use by the Group.  Pledged bank deposits related to the purchase of inventories are reported within cash flows from operating activities and pledged bank deposits related to short-term bank borrowings are reported within cash flows from financing activities in the consolidated statements of cash flows.

2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)  Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. The Group did not record any provision for slow-moving and obsolete inventory as of December 31, 2010 and 2009.

(g) Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, taking into consideration the assets’ estimated residual value. When items are retired or otherwise disposed of, income is charged or credited for the difference between the net book value and proceeds received thereon.  Ordinary maintenance and repairs are charged to expense as incurred.

The estimated useful lives of property, plant and equipment are as follows:

Buildings	45 years
Machinery and equipment	5 to 15 years
Vehicles	5 years
Office equipment and furniture	3 to 10 years

Construction-in-progress is stated at cost. Cost comprises nonrefundable prepayments and direct costs of construction as well as interest costs capitalized during the period of the construction of the plant or installation of equipment. Costs included in construction in progress are transferred to their respective categories of property, plant and equipment when the assets are ready for their intended use, at which time depreciation commences.

(h)  Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 360-10, the Group reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Group’s ability to recover the carrying value of its long-lived assets from expected future discounted cash flows. If the total of the expected future discounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

(i) Land use rights

Land use rights represent the exclusive right to occupy and use a piece of land in the PRC for a specified contractual term. Land use rights are recorded at cost and amortized on a straight-line basis over the terms of the land use rights of 15 to 50 years.

(j)    Bills receivable and Bills payable

The Group utilizes banker’s acceptances in the form of bills receivable and bills payable.

For certain major customers, the Group accepts their payment for the Group’s products by bills receivable. Bills receivable represent short-term notes receivable issued either by the customer or by the customer and an accepting bank that entitles the Group to receive the full face amount from the customer or the accepting bank at maturity, which is generally six months from the date of issuance. Bills receivable are typically sold at a discount prior to maturity, and the discount is included in interest expense. Historically, the Group has experienced no losses on bills receivable.

In connection with the Company’s financing transactions, the Group may also obtain bills receivable in exchange for cash or payables.  These bills, which are sold at a discount prior to maturity, include provisions whereby the Group agrees to reimburse the accepting bank in the event that the related party counterparty fails to honor its liability to the accepting bank.  At December 31, 2010 and 2009 discounted bills receivable subject to reimbursement amounted to approximately $9.2 million and $0.4 million, respectively.  Historically, the Group has not suffered any losses under these reimbursement agreements.

At December 31, 2010 and 2009, approximately 86% and 0%, respectively of bills receivable were due from Ningbo Litong Petrochemical Co., Ltd  (Note 24).

Bills payable represent bills issued by an accepting bank in favor of the Group’s suppliers. The Group’s suppliers receive payments from the accepting bank directly upon maturity of the bills, and the Group is obliged to repay the face value of the bills to the accepting bank. Bills that are not remitted directly by the Group to its suppliers may be sold by the Group to other accepting banks for cash prior to their maturity. Discounts paid are recorded as a component of interest expense.

2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)  Revenue recognition

The Group derives its revenue primarily from the sale of petrochemical products. In accordance with the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, codified in FASB ASC Topic 480, revenue should not be recognized until it is realized or realizable and earned. Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. The Group recognizes revenue when the products are delivered and the customer takes ownership and assumes risks of losses, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Written sales agreements, which specify price, product, and quantity, are generally used as evidence of an arrangement. Customer acceptance is generally evidenced by a carrier signed shipment notification form.

In the PRC, value added tax (“VAT”) of 17% on invoiced amounts is collected on behalf of tax authorities. Revenue is recorded net of VAT.  VAT paid for purchases, net of VAT collected from customers, is recorded in “other current assets” in the consolidated balance sheets as of December 31, 2010 and 2009.

(l)   Share-based compensation

The Group accounts for share-based payments under the provisions of FASB ASC Topic 718, “Compensation-Stock Compensation”, or ASC Topic 718. Under ASC Topic 718, the Group measures the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period.

The Group accounts for equity instruments issued to non-employee vendors in accordance with the provisions of FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-Employees”. All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the equity instrument issued. The measurement date for the fair value of the equity instruments issued is the date on which the counterparty’s performance is completed.

(m) Employee benefit plans

Pursuant to relevant PRC regulations, Ningbo Keyuan and Ningbo Keyuan Petrochemicals are required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rates ranging from 18.6% to 26.1% on a standard salary base as determined by the local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of operations when the related service is provided. For the years ended December 31, 2010 and 2009, contributions to the defined contribution plans were $284,752 and $202,543, respectively.

The Group has no other obligation for the payment of employee benefits associated with these plans beyond the contributions described above.

(n) Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the carrying amount of deferred income tax assets if it is considered more likely than not that some portion, or all, of the deferred income tax assets will not be realized.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Group recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Group has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of operations.

(o) Fair value measurements

The Group utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Group determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Group has the ability to access at the measurement date.

•  Level 2 inputs are inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•  Level 3 inputs are unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

(p) Earnings (Loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to the Company’s common stockholders by the weighted average number of common stock outstanding during the year.

Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company’s stockholders as adjusted for the effect of dilutive common stock equivalents, if any, by the weighted average number of common stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents consist of the common stock issuable upon the conversion of the Group’s Series B convertible preferred stock (using the if–converted method) and common stock issuable upon the exercise of outstanding stock options and stock purchase warrants (using the treasury stock method). Potential dilutive securities are not included in the calculation of dilutive earnings (loss) per share if the effect is anti-dilutive. A total of 4,066,804 warrants and options were excluded from diluted earnings per share for the year ended December 31, 2010, as their effect was anti-dilutive.

2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q) Segment reporting

The Group’s chief operating decision maker has been identified as its Chief Executive Officer (CEO).

The Group has one operating segment, which is the manufacture and sale of petrochemical products. Substantially all of the Company’s operations and customers are located in the PRC. Consequently, no geographic information is presented.

(r) Certain amounts reported on the 2009 financial statements have been reclassified to conform to the 2010 presentation.

(s) Contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business. An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

(t) Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Instruments.” ASU No. 2010-06 amends ASC Topic 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments to ASC 820 made by ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The Group does not expect the adoption of this ASU to have a material impact on the Group’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 320): Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends ASC Topic 310, “Receivables,” by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowances for credit losses. An entity will be required to disclose the nature of credit risk associated with its financing receivables and the assessment of that risk in estimating its allowance for credit losses, as well as changes in the allowance and the reason for those changes. The new and amended disclosures required under ASC 2010-20 that relate to information as of the end of a reporting period are effective for public entities with fiscal years and interim reporting periods ending on or after December 15, 2010. The disclosures that include information for activity that occurs during a reporting period are effective for public companies with the fiscal years or the first interim period beginning after December 15, 2010. The Group does not expect the adoption of this ASU to have a material impact on the Group’s consolidated financial statements.

3       INVENTORIES

Inventories consist of the following:

	As of December 31,
	2010	2009

Raw materials	$53,160,604	$12,922,654
Finished goods	30,024,896	16,296,380
Work-in-process	3,646,056	1,558,588

Total	$86,831,556	$30,777,622

4       PREPAYMENTS TO SUPPLIERS

As of December 31, 2010 and 2009, prepayments to suppliers are made in connection with the purchase of raw materials and the construction of the Group’s facilities. Prepayments to suppliers are reclassified to inventories or construction-in-progress, when the Group applies the prepayments to related purchases of materials after the related invoices are received, which is generally within six months.

5       CONSUMPTION TAX REFUND RECEIVABLE

In August 2010, the PRC government enacted a regulation that provides that, for the period from January 1, 2010 to December 31, 2010, domestically purchased heavy oil to be used for producing ethylene and aromatics products would be exempted from a consumption tax. In addition, the consumption tax paid for imported heavy oil would be refunded if it was used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for  the production of ethylene and aromatics products, the Group recognizes a consumption tax refund receivable when the consumption tax has been paid and the relevant heavy oils have been used for production. For the year ended December 31, 2010, the Group recorded an estimated consumption tax refund amounting to $39,144,688, of which $37,021,816 was recorded as a reduction to cost of goods sold and $2,122,872 as a reduction to inventories, respectively.

In January 2011, a consumption tax refund of $24,919,354 was received, and in March 2011 the remaining balance of $14,225,334 was approved for payment by the PRC tax authorities, and is expected to be received in the fourth quarter of 2011.

6       OTHER CURRRENT ASSETS

Other current assets consist of the following:

	As of December 31,
	2010	2009

VAT recoverable	$21,953,590	$15,263,949
Receivable from Ningbo Litong (Note 24)	2,217,854	-
Customs deposits for imported inventories	1,972,682	-
Others	2,464,707	1,388,954

	$28,608,833	$16,652,903

Prior to January 1, 2009, VAT paid (input VAT) on the purchase of property, plant and equipment was not deductible and was to be included in the cost of the assets. Accordingly, management estimates the deductible input VAT using vendor contracts, engineering and other estimates, as well as historical experience. In 2010, as more experience was gained, management revised their estimate of deductible input VAT and reclassified approximately $13 million from property, plant and equipment to VAT recoverable. These amounts were submitted on the Company’s VAT returns which have been approved by the PRC VAT authorities.

7       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of December 31,
	2010	2009

Buildings	$3,733,116	$1,511,010
Machinery and equipment	130,513,767	130,048,426
Vehicles	560,440	305,536
Office equipment and furniture	130,043	120,367
Construction-in-progress	3,117,935	1,817,423

	138,055,301	133,802,762
Less: Accumulated depreciation	(8,273,997)	(157,971)

	$129,781,304	$133,644,791

Depreciation expense on property, plant and equipment is allocated to the following items:

	As of December 31,
	2010	2009

Cost of sales	$7,788,486	$65,074
Selling, general and administrative expenses	121,127	56,638

	$7,909,613	$121,712

For the years ended December 31, 2010 and 2009, interest capitalized amounted to nil and $3,056,153, respectively.

8       INTANGIBLE ASSETS

Intangible assets consist of the following:

	Amortization Period	As of December 31,
	Years	2010	2009

Licensing agreements	10-20	$1,441,150	$1,393,650
Less: Accumulated amortization		(395,684)	(283,620)

		$1,045,466	$1,110,030

Licensing agreements consist of technology utilization rights for petrochemical production. For the years ended December 31, 2010 and 2009, amortization expense for intangible assets amounted to $99,859 and $98,412, respectively. Amortization expense for each of the next five years is estimated to be approximately $100,000.

9        LAND USE RIGHTS

Land use rights consist of the following:

	As of December 31,
	2010	2009

Land use rights	$11,740,943	$5,613,187
Less: Accumulated amortization	(641,068)	(347,652)

	$11,099,875	$5,265,535

As of December 2009, certain land use rights with an aggregate carrying value of $5,265,535 were pledged as collateral for bank borrowings. Land use rights did not collateralize any bank borrowing as of December 31, 2010. (Note 11)

For the years ended December 31, 2010 and 2009, amortization expense related to land use rights was $274,589 and $168,381, respectively.

10       SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	As of December 31,
	2010	2009

Bank borrowings-secured/guaranteed	$135,768,634	$82,885,500

Short−term bank borrowings outstanding as of December 31, 2010 carry a weighted average interest rate of 5.15% (2009: 5.17%) for bank loans in RMB; and a weighted average interest rate of 3.44% (2009: n/a) for bank loans in USD, and have maturity terms ranging from one to twelve months and interest rates ranging from 2.97% to 5.56% (2009: 4.779% to 5.31%).

Included in short term bank borrowings at December 31, 2010 are $3,792,500 and $10,046,634 payable to Shanghai Pudong Development Bank, which are secured by Ningbo Keyuan's rights to use sea areas, and a one-year fixed term deposit with carrying amount of $10,679,680 respectively; In addition, $45,320,998 payable to Bank of China is secured by Ningbo Keyuan's pledged deposits with carrying amounts of $48,591,027 as of December 31, 2010. Among the rest of the Group's short-term borrowings, $76,608,500 is guaranteed by a related party, third-party entities and individuals, including $36,408,000 which is guaranteed by the Group’s Chief Executive Officer.

11         LONG-TERM BANK BORROWINGS

Long-term bank borrowings consist of the following:

	As of December 31,
	2010	2009

Loan from China Construction Bank	$15,170,000	$19,071,000
Loan from Industrial and Commercial Bank of China	4,551,000	11,295,900
Loan from Bank of China	12,894,500	14,670,000
	32,615,500	45,036,900
Less: current portion	(17,445,500)	(7,628,400)

	$15,170,000	$37,408,500

11         LONG-TERM BANK BORROWINGS (CONTINUED)

As of December 31, 2010, the Group's long-term bank borrowings are secured/guaranteed as follows:

	As of December 31,
	2010	2009

Secured bank loans
-Secured by assets held by the Group (i)	$-	$3,080,700
-Secured by assets held by the Group and guaranteed by related-party entity (ii)	-	6,894,900
	-	9,975,600

Guaranteed bank loans	32,615,500	35,061,300
-Guaranteed by related-party entities (iii)
	$32,615,500	$45,036,900

(i)
At December 31, 2009, the Group had floating rate bank loans of RMB21,000,000 (approximately $3,080,700) bearing interest at 5.76% per annum, which were secured by certain land use rights. The loans were fully repaid in 2010.

(ii)
At December 31, 2009, the Group had floating rate bank loans of RMB47,000,000 (approximately $6,894,900) bearing interest at 7.56% per annum, which were secured by certain land use rights. In addition, a related-party entity had issued letters of guarantee to the banks (Note 24). The loans were repaid in 2010.

(iii)
At December 31, 2010 and 2009, the Group had floating rate bank loans of RMB 215,000,000 (approximately $32,615,500) and RMB 239,000,000 (approximately $35,061,300), respectively bearing interest from 5.4% to 7.56% (2009: 5.4% to 8.127%) based on the two-to-four year rate published by the People’s Bank of China, and maturing on various dates  in 2011 and 2012. In addition, related-party entities issued letters of guarantee to the banks (Note 24). Bank loans of RMB24,000,000 (approximately $3,550,560) were repaid by the Group in 2010.

Future principal repayments on long-term bank borrowings are as follows:

Year ending December 31,
2011	$17,445,500
2012	15,170,000
$32,615,500

12     ADVANCES FROM CUSTOMERS

The Group requires a prepayment of 100% of the sales contract price from its customers shortly before products are shipped. Such prepayment is recorded as “advances from customers” in the Group’s consolidated balance sheet, until the products are delivered and the customer takes ownership and assumes the risk of loss.

13       ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of:

	As of December 31,
	2010	2009

Purchase of property, plant and equipment	$17,217,958	$45,374,656
Accrued payroll and welfare	690,831	146,662
Share-based compensation liabilities	56,022	-
Other accruals and payables	240,299	1,216,502

	$18,205,110	$46,737,820

14       PRIVATE PLACEMENTS

In April and May 2010, the Company completed a private placement offering (the “Series A Private Placement”), pursuant to a security purchase agreement with a group of unrelated investors (collectively, the “Series A Investors”). Under the Series A Private Placement, the Company sold 661,562 security units at $35 per unit on April 22, 2010 and 87,142 security units at $35 per unit on May 18, 2010, respectively. Each security unit issued in the Series A Private Placement consisted of, (a) nine shares of Series A convertible preferred stock, with a par value of $0.001 per share (the “Series A convertible preferred stock”) which is convertible into the same number of shares of the Company’s common stock, (b) one share of the Company’s common stock (the “Issued Common Stock”) (c) a warrant to purchase one share of the Company’s common stock at an exercise price of $4.50 for a three-year period (the “Series A Warrant”), and (d) a warrant to purchase one share of the Company’s common stock at an exercise price of $5.25 for a three-year period (the “Series B Warrant”).

On September, 28, 2010, the Company completed a private placement offering (the “Series B Private Placement”), pursuant to a security purchase agreement with a group of unrelated investors (collectively, the “Series B Investors”) and sold 540,001 security units, at a price of $37.50 per unit. Each security unit issued in the Series B Private Placement consisted of (a) ten shares of Series B convertible preferred stock, with a par value of $0.001 per share (the “Series B convertible preferred stock”) which is convertible into the same number of shares of the Company’s common stock, (b) a warrant to purchase up to 1.5 shares of the Company’s common stock, at an exercise price of $4.50 per share for a three-year period (the “Series C Warrant”), and (c) a warrant to purchase up to 1.5 shares of the Company’s common stock at an exercise price of $5.25 per share for a three-year period (the “Series D Warrant”).

Because the convertible preferred stock and warrants are transferable separately and there are no terms requiring the surrender of convertible preferred stock when the warrants are exercised, the Series A, Series B, Series C and Series D Warrants are considered to be detachable from the Series A and Series B convertible preferred stock.

The Company received total gross proceeds of $26,204,639 and $20,250,000 from the Series A and Series B Private Placements, before issuance costs of $3,242,231 and $1,835,109, respectively. The net proceeds were allocated to the Series A and Series B convertible preferred stock, Issued Common Stock, Series A, Series B, Series C and Series D Warrants on a relative fair value basis as follows:

14       PRIVATE PLACEMENTS (CONTINUED)

	Gross Proceeds	Issuance costs	Net proceeds

Series A Private Placement:
Series A convertible preferred stock	$23,993,129	$2,974,986	$21,018,143
Issued Common Stock	1,820,800	221,661	1,599,139
Series A Warrant	233,210	27,279	205,931
Series B Warrant	157,500	18,305	139,195
	$26,204,639	$3,242,231	$22,962,408

Series B Private Placement:
Series B convertible preferred stock	$18,365,935	$1,664,370	$16,701,565
Series C Warrant	1,000,352	90,654	909,698
Series D Warrant	883,713	80,085	803,628
	$20,250,000	$1,835,109	$18,414,891

The estimated fair value on April 22, 2010, May 18, 2010, and on September 28, 2010 was determined using a comprehensive model that evaluated each element of the security. This evaluation included consideration of conversion terms, analysis of other public companies with financial characteristics estimated to be similar to the Company’s, and the Black- Scholes option pricing model. A discount was applied in the valuation of each element reflecting the lack of marketability and other restrictions.

Key assumptions used are as follows:

	Series A Private Placement		Series B Private Placement
	April 23, 2010	May 18, 2010	September 28, 2010

Expected volatility	45.82%	45.15%	86.22%
Expected dividends yield	0%	0%	0%
Time to maturity	3 years	3 years	3 years
Weighted average risk-free interest rate1	1.03%	0.75%	0.68%
Fair value of the common stock	$2.38	$2.79	$3.40

Concurrent with the Series A and Series B Private Placements, the Company issued to a placement agent-warrants to purchase 718,755 of shares of the Company’s common stock for the Series A Private Placement and warrants to purchase 561,601 of shares of the Company’s common stock for the Series B Private Placement. The warrants issued to the placement agent in the Series A Private Placement consisted of warrants to purchase 598,963 shares at an exercise of $3.50, 59,896 shares at an exercise price of $4.50, and 59,896 shares at an exercise price of $5.25. The warrants issued to the placement agent in the Series B Private Placement consisted of warrants to purchase 432,001 shares at an exercise of $3.75, 64,800 shares at an exercise price of $4.50, and 64,800 shares at an exercise price of $5.25.The estimated fair values of these placement agent warrants on the completion dates of the respective private placements was $349,683 and $534,341 for Series A and Series B Private Placement, respectively, and are included in the above issuance costs.

The significant terms of the Series A and Series B convertible preferred stocks are as follows:

Conversion

At any time on or after the issuance date, at the election of the holders, each share of the Series A and Series B convertible preferred stock may be converted into shares of the Company’s common stock, or a conversion price of $3.50 and $3.75 per share, respectively, subject to certain ownership limitations.

The conversion price is subject to certain anti-dilutive adjustments, including adjustments for stock splits, dividends and distributions, and reorganization, merger or consolidation. In addition, the conversion price may be adjusted down.

The Series A convertible preferred stock was to be automatically converted into common stock   at the earlier occurrence of 1) the 24 month anniversary of the issuance dates of the Series A convertible preferred stock; and 2) at such time that the volume weighted average price (“VWAP”) of the Company’s common stock is no less than $5.00 for a period of ten consecutive trading days with the daily volume of the Company’s common stock of at least 50,000 shares per day. All of the Series A convertible preferred stock was converted into common stock in October 2010.

The Series B convertible preferred stock shall be automatically converted into common stock (or the same conversion price as described above) upon the third year anniversary of the issuance date of the Series B convertible preferred stock (April and May 2013).

In the event the Company shall issue or sell any additional shares of common stock at a price per share less than the then-applicable conversion price or without consideration, then the conversion price upon each such issuance shall be reduced to that price (the “Round Down Provision”).

Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15-25-1 (formerly SFAS 133, paragraph 12) to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the Convertible Preferred Stock) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded.  Management concluded that the embedded conversion feature of the preferred stock was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”.

Therefore, in accordance with ASC 470-20, management compared the effective conversion prices of the Series A and Series B convertible preferred stocks and the estimated fair values of the Company’s common stock as of April 22, 2010, May 18, 2010 and September 28, 2010 as follows:

	Effective initial conversion price of			Intrinsic value per each share of the
	Series A Convertible preferred stock	Series B Convertible preferred stock	Fair value of the common stock	Series A or Series B preferred stocks
April 22, 2010	$3.57	$-	$2.38	$0
May 18, 2010	$3.49	$-	$2.79	$0
September 28, 2010	$-	$3.40	$3.40	$0

Management determined that there was no beneficial conversion features for the Series A and Series B convertible preferred stocks because the effective conversion price is equal to or higher than the fair value at the date of issuance.

Redemption

As a result of the Round Down Provision, and in accordance with ASR 268 “Presentation in Financial Statement of Redeemable Preferred Stock”, the Series A and Series B convertible preferred stocks have been classified as temporary equity as the Company does not control the events necessary to issue the maximum number of shares that could be required should the redemption feature be triggered.
In the event the Company has insufficient authorized registered shares of common stock to effect a conversion request from the Series A and Series B investors, the Company, at its sole discretion, may elect to satisfy such conversion request by either redeeming the preferred stock at their liquidation preference of $3.50 and $3.75 per share, respectively, or by issuing restricted shares of the Company’s common stock.

The Series A and Series B convertible preferred stocks are redeemable at the option of their holders simultaneously with the occurrence of the following events:

-	Merger or consolidation where the holders of the Company’s outstanding voting securities prior to such merger or consolidation do not own over 50% of the outstanding voting securities of the merged or consolidated entity immediately after such merger or consolidation; or the sale of all or substantially all of the Company’s properties or assets (collectively, an “Organic Change”).

Management considers the occurrence of the Organic Change is solely within the control of the Company.

Voting Rights

The Series A and Series B convertible preferred stocks shall have no voting rights with the common stock or other equity securities of the Company other than certain class voting rights, as outlined in the related agreement.

Dividends

Fixed dividends are accrued and cumulative for one year from the date of the initial issuance of the Series A and Series B convertible preferred stocks, and are payable on a quarterly basis.

Annual dividends are determined as 6% of $3.50 for each share of the Series A convertible preferred stock, and 6% of $3.75 for each share of the Series B convertible preferred stock.

As of December 31, 2010, all of the Series A convertible preferred stock has been converted into the Company’s common stock. No shares of Series B convertible preferred stock have been converted into the Company’s common stock.

Registration rights agreement

In connection with the Series A Private Placement, the Company entered into a registration rights agreement  with the Series A Investors, in which the Company agreed to file a registration statement  with the SEC to register for resale the Issued Common Stock, the common stock issuable upon conversion of the Series A convertible preferred stock, and the common stock underlying the Series A and Series B Warrants and the placement agent warrants, within 30 calendar days of April 22, 2010 and to have this registration statement declared effective within 150 calendar days of April 22, 2010 or within 180 calendar days of April 22, 2010 in the event of a full review of the registration statement by the SEC. If the Company doesn’t comply with the foregoing obligations under the registration rights agreement, the Company will be required to pay liquidated damages in cash to each investor, at the rate of 1% of the applicable subscription amount for each 30 day period in which the Company is not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act. At December 31, 2010, all of the Series A convertible preferred stock has been converted into the Company’s common stock. The Company did not incur any liquidated damages in 2010.

In connection with the Series B private placement, the Company entered into a registration rights agreement  with the Series B Investors, in which the Company agreed to file a registration statement with the SEC to register for resale the common stock issuable upon the conversion of the Series B convertible preferred stock, common stock underlying the Series C and Series D Warrants, and common stock underlying the placement agent warrants, within 30 calendar days following the later of (i) the closing date of the offering or (ii) the effective date of the prior registration statement for resale the Issued Common Stock and common stock issuable upon the conversion of the Series A Preferred Stock, Series A and Series B Warrants, and placement agent warrants issued in the Series A Private Placement (the “Prior Registration Statement”), and to have the registration statement declared effective within 150 calendar days ( or 180 calendar days of the Closing Date in the event of a full review of the registration statement by the SEC)  following the later to occur of (i) the closing date of the Series B Private Placement or (ii) the effective date of the Prior Registration Statement.  If the Company does not comply with the foregoing obligations under the registration rights agreement, the Company will be required to pay cash liquidated damages to each Series B Investor, at the rate of 1% of the applicable subscription amount for each 30 day period in which the Company is not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act.

Liquidated damages are also payable in the event that the Registration Statement is not maintained continuously effective for approximately 180 days, or if trading of the Company’s common stock is suspended or if the Company’s common stock is delisted from the principal exchange on which it is traded (NASDAQ) for more than three days.

As the required Registration Statements were declared effective in the specified time frame, management determined that a liability for liquidated damages had not been incurred as of December 31, 2010.  On April 1, 2011, trading of the Company’s common stock was suspended and on October 7, 2011 was delisted by NASDAQ. In addition, management determined that, as of April 7, 2011, the Registration Statements were no longer effective.   Accordingly, in the quarter ended June 30, 2011, the period in which it became probable that the Company will be required to remit liquidated damages to the Investors, an estimated contingent liability for $1,300,730 was accrued with a corresponding charge to earnings, as per the guidance in ASC 825-20, “Registration Payment Arrangements”.

Escrow shares agreement

In connection with the Series A and Series B Private Placements, the Company entered into two escrow share agreements with the representatives of the Series A Investors and the Series B Investors, Delight Reward, and Anslow & Jaclin, LLP (the “Escrow Agent) (the “Escrow Agreements”), pursuant to which 5,000 shares and 3,400 shares of the Company’s Series M convertible preferred stock held by Delight Reward (the “Escrow Shares”) were delivered to the Escrow Agent, respectively.  On December 28, 2010, the Series M convertible preferred stock in the escrow share agreements were converted into 5,000,000 shares and 3,400,000 shares of the Company’s Common Stock (the “Escrow Shares”).

The Escrow Shares will be released back to Delight Reward upon the Company’s achievement of no less than 95% of a net income target, as defined, of $33 million for the year ended December 31, 2010 (the “Performance Threshold”). If the Company achieves less than 95% of the Performance Threshold, the Series A and Series B Investors shall receive in the aggregate, on a pro rata basis, 500,000 shares of the Company’s common stock for each full percentage point by which the Performance Threshold is not achieved, up to the total number of the Escrow Shares. Pursuant to the Escrow Agreements, for purposes of determining whether or not the net income has been met, certain items, such as any accounting charges for issuing warrants, shall not be deemed to be an expense or charge, even though U.S. GAAP may require contrary treatment, and the annual report for the respective fiscal years filed with the SEC by the Company may report otherwise. No other exclusions shall be made for any non-recurring expenses of the Company, as defined in the Escrow Agreements, in determining whether the Performance Threshold has been achieved.

Management determined that entering into the Escrow Agreements was an inducement made to facilitate the Series A and Series B Private Placements, and is not part of a compensatory arrangement to management. The Escrow Shares will be released or cancelled without regard to the continued employment of any management of the Group.

The Performance Threshold was achieved and the escrow shares are expected to be released from escrow in the fourth quarter of 2011.

15       COMMON STOCK AND CAPITAL CONTRIBUTION

On April 22, 2010 and May 18, 2010, the Company issued 661,562 shares of common stock and 87,142 shares of common stock, respectively, par value of $0.001 per share, upon the completion of the Series A Private Placement.

In October 2010, all of the Series A convertible preferred stock was converted into 6,738,336 shares of the Company’s common stock.

On December 28, 2010, all of the Series M convertible preferred stock was converted into 47,658,000 shares of the Company’s common stock upon the Company’s stockholders approval of an increase in the authorized common stock to 100,000,000 shares.

In April 2010 the registered capital of Keyuan International was increased as a result of a capital contribution of $220,000 by its shareholders.

16       COMMON STOCK PURCHASE WARRANTS

In connection with the Series A and Series B Private Placements, the Company issued the following warrants to purchase the Company’s common stock to the Series A and Series B investors and a placement agent:

		Maximum number
		of shares of	Exercise
	Issuance dates	common stock	prices
Series A Warrants	April 22 and May 18, 2010	748,704	$4.50
Series B Warrants	April 22 and May 18, 2010	748,704	$5.25
Series C Warrants	September 28, 2010	810,001	$4.50
Series D Warrants	September 28, 2010	810,001	$5.25
Placement agent warrants
-Series A Private Placement	April 22 and May 18, 2010	718,755	$3.50~$5.25
-Series B Private Placement	September 28, 2010	561,601	$3.75~$5.25

Each of the above warrants entitles the holder to purchase shares of the Company’s common stock at any time after their respective issuance dates and shall expire after three years from their respective issuance dates. The Series A and Series B Warrants are callable at $0.01, at the Company’s election, if the VWAP of the Company’s common stock equals or exceeds $9.00 and $10.50 for 15 consecutive trading days, with the average daily trading volume of no less than 75,000 shares. The Series C and Series D Warrants and the placement agent warrants are not callable.

The Series A, Series B, Series C and Series D Warrants and the placement agent warrants are classified within the Company’s stockholders’ equity since they are solely indexed to the Company’s common stock.

17       SHARE-BASED PAYMENTS

(a)   Employee stock option grants

Effective June 30, 2010, the Board of Directors approved the Company’s 2010 Equity Incentive Plan ( the “Plan”). The maximum numbers of shares of common stock of the Company issuable pursuant to the Plan is 6,000,000 shares.  The Plan shall be administered by the Board; provided however, that the Board may delegate such administration to a Plan Committee (the “Committee”).

Subject to the provisions of the Plan, the Board and/or the Committee shall have authority to determine the type or types of awards to be granted to each participant under the Plan. The exercise price of options to purchase shares of the Company’s common stock granted under the Plan shall be determined by the Board or the Committee, provided, however that the exercise price of any incentive stock option shall not be less than 100% of the fair market value of a share on the date of grant. The term of each option shall be fixed by the Board or the Committee, provided that no incentive stock option shall have a term greater than 10 years

On June 30, 2010, the Company granted a total of 3,000,000 stock options to certain senior management employees with a contractual term of 5 years. The exercise price of these stock options is $4.20 per share and the grant-date fair value of these stock options amounted to $3,347,298. A total of 2,810,000 stocks options vest over three years as follows: 30% shall vest and become exercisable one year after grant date, 40% shall vest and become exercisable two years after grant date, and 30% shall vest and become exercisable three years after grant date. For the remaining 190,000 stock options: 40% shall vest and become exercisable one year after grant date and 60% shall vest and become exercisable two years after grant date.

On July 1, 2010, the Company granted a total of 80,000 stock options to two independent directors with contractual terms of 5 years. The exercise price of these stock options is $4.20 per share and the grant-date fair value of these stock options amounted to $91,349. A total of 40,000 options shall vest and become exercisable one year after the grant date and the remaining 40,000 options shall vest and become exercisable two years after the grant date, provided that the independent directors are re-elected for successive one year terms one year after the stock options issuance date.

On August 4, 2010, the Company granted 700,000 stock options to employees with a contractual term of 5 years. The exercise price of these stock options was $4.50 per share and the grant-date fair value of these stock options amounted to $1,338,761. These stock options vest over three years as follows: 30% shall vest and become exercisable one year after the grant date, 40% shall vest and become exercisable two years after the grant date and 30% shall vest and become exercisable three years after the grant date.

On December 29, 2010, 600,000 stock options granted to certain employees on August 4, 2010, were cancelled. As compensation for such cancellation, the Company committed to pay these employees incremental cash payments during the period through August 2013. The fair value of the committed cash payment on December 29, 2010 was approximately $400,000 and no incremental compensation cost resulted from the cancellation of these stock options. Included in accrued expenses and other payables is approximately $56,000 representing the liability related to the committed cash payment as December 31, 2010.

A summary of the share options granted and the activity during the year ended December 31, 2010 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance as of
January 1, 2010	-	$-
Granted on June 30, 2010	3,000,000	4.20
Granted on July 1, 2010	80,000	4.20
Granted on August 4, 2010	700,000	4.50
Cancelled	(600,000)	4.50
Forfeited	(150,000)	4.20
Balance as of December 31, 2010	3,030,000	$4.21	4.5 years	$879,000

Exercisable as of December 31, 2010	-	-	-

17       SHARE-BASED PAYMENTS (CONTINUED)

The grant-date fair value of the stock options was estimated using the  Black-Scholes option pricing model, based on the assumptions in the following table.

	Awards granted	Awards granted	Awards granted
	on June 30, 2010	on July 1, 2010	on August 4, 2010

Expected volatility	47%	47%	47%
Expected dividend yield	0%	0%	0%
Weighted average risk-free
interest rate	1.79%	1.80%	1.62%
Weighted average expected life
(in years)	5.0	5.0	5.0
Estimated fair value of underlying
common stock	$3.21	$3.25	$4.50

Because the Company’s common stock had limited trading history at the time the options were issued, the expected volatility was based on the historical volatilities of comparable publicly traded companies engaged in a similar industry. The risk free interest rate is based on the US Treasury Bill rate for the expected term of the options and the expected dividend yield is based on the Company’s current dividend yield. The Company uses historical data to estimate employee termination within the valuation model. The expected life of options granted represents the period of time that options granted are expected to be outstanding. For the year ended December 31, 2010 and 2009, share-based compensation expenses related to employee stock options charged to general and administrative expenses in the consolidated statements of operations were $777,102 and nil, respectively.

As of December 31, 2010, unrecognized compensation costs related to employee stock options was approximately $4,000,306. These costs are expected to be recognized on a straight-line basis, over the remaining weighted average service period of 2.44 years.

(b)   Non-employee stock option grants

On April 19, 2010, the Group issued 88,000 shares of common stock to Hayden Communications International, for the investor related services they will provide for a 12 months period. All the shares vested immediately after the signature of the agreement.  The related expense was $146,895 for the year ended December 31, 2010.

On April 19, 2010, the Group issued 48,000 shares of common stock to Chesapeake Group, Inc, for the investor related services they will provide in a period of 12 months. The related expense was $139,290 for the year ended December 31, 2010.

On April 19, 2010, the Group issued 50,000 shares of common stock to Hampton Growth Resources, LLC, for the investor related services they will provide for a 12 months period. The related expense was $144,875 for the year ended December 31, 2010.

On July 1, 2010, the Group granted 40,000 stock options to an external HR consultant with a contractual term of 5 years in exchange for its services completed prior to the grant date. The exercise price of these stock options is $4.20 per share and the grant-date fair value was $45,675. These stock options vested and became exercisable at grant.

On July 27, 2010, the Group granted 420,000 stock options to a consultant. The options expire on April 21, 2013. The exercise price of these stock options is $4.20 per share. A total of 70,000 of the stock options vested and became exercisable at the grant date, 31,818 vested monthly from September 1, 2010 through April 1, 2011, and the remaining balance of 95,456 vested on May 1, 2011. Management considers that the vesting dates are concurrent with the respective service completion dates. The grant date fair value of the options was $520,441 and the related compensation expense was $307,745 for the year ended December 31, 2010.

17       SHARE-BASED PAYMENTS (CONTINUED)

A summary of the stock options granted to non-employees and activity during the year ended December 31, 2010 is as follows:

	Weighted Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Granted on July 1, 2010	40,000	$4.20
Granted on July 27, 2010	420,000	4.20
Outstanding as of
December 31, 2010	460,000	$4.20	2.5 years	$138,000

Exercisable as of
December 31, 2010	237,273	$4.20	2.68 years	$71,182

The fair value of the stock options granted is measured using the Black-Scholes option pricing model. The assumptions used in estimating the fair value are in the following table.

	Awards granted on July 1, 2010	Awards granted on July 27, 2010
Expected volatility	47%	47%
Expected dividend yield	0%	0%
Weighted average risk-free interest rate	1.8%	1.02%
Weighted average expected life (in years)	5.0	3.0
Estimated fair value of underlying common stock	$3.25	$4.00~4.50

Because the Company’s common stock had limited trading history at the time the options were issued, the expected volatility was based on the historical volatilities of comparable publicly traded companies engaged in a similar industry. The risk free interest rate is based on the US Treasury Bill rate for the expected term of the options and the expected dividend yield is based on the Company’s current dividend yield. The Company uses historical data to estimate employee termination within the valuation model. The expected life of options granted represents the period of time that options granted are expected to be outstanding. For the year ended December 31, 2010 and 2009, share-based compensation expenses related to employee stock options charged to general and administrative expenses in the consolidated statements of operations were $777,102 and nil, respectively.

For the years ended December 31, 2010, share-based compensation expenses related to non-employee stocks and stock options recorded in general and administrative expenses in the consolidated statements of operations were $431,060 and $307,745, respectively. For the years ended December 31, 2009, share-based compensation expenses related to non-employee stocks and stock options were nil.

As of December 31, 2010, unrecognized compensation costs related to service providers stocks and stock options were approximately $130,035 and $457,567, respectively. These costs are expected to be recognized over a remaining vesting period of 0.3 and 2.5 years, respectively.

18       STATUTORY RESERVES

Ningbo Keyuan and Ningbo Keyuan Petrochemicals are required to allocate at least 10% of their after tax profits as determined under generally accepted accounting principles in the PRC to a statutory surplus reserve until the reserve balances reach 50% of their respective registered capitals. For the year ended December 31, 2010, Ningbo Keyuan and Ningbo Keyuan Petrochemicals made appropriations to this statutory reserve of $3,066,463 and $8,893 respectively.

19       COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitments

The Group leases storage facilities under operating lease agreements.  The terms of these leases range from 2 to 3 years. Future minimum lease payments under those non-cancellable operating lease agreements as of December 31, 2010 were as follows:

Year ending December 31,

2011	$1,122,492
2012	667,510
$1,790,002

(b) Capital commitments

As of December 31, 2010, the Group had contractual capital commitments of $13,404,293 for purchases of equipment.

(c)	Litigation

The Company at times is involved in various legal actions arising in the ordinary course of business.  Management does not currently believe that there are any pending legal actions where the outcome of such legal actions would have a material adverse effect on the Company’s consolidated financial statements.

(d)  Contingencies

The Group had unused letters of credit of approximately $13 million at December 31, 2010, related to inventory purchases.

In connection with the shipping of finished products, inaccurate product information was provided to the PRC Port authority.  In consultation with PRC legal counsel, management has evaluated the contingencies associated with the provision of inaccurate information and expects that the penalty, if any, will not be significant and will not have a material impact on the consolidated financial statements.

Ningbo Keyuan failed to withhold income tax of approximately $50,000 from payments to certain external service providers and employees. Ningbo Keyuan has asked these external service providers and employees to pay the related income tax to the tax bureau. However at this time it is uncertain if such payments will be made. If such payments are not made, in accordance with PRC income tax law, Ningbo Keyuan may be subject to fines ranging from 50% to three times of the amount of tax that Ningbo Keyuan failed to withhold.  Management expects that the resolution of this matter will not have a material impact on the Group’s consolidated financial statements.

20       INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income tax at progressive rates ranging from 15% to 35%. The state of Nevada does not impose any state corporate income tax.

British Virgin Islands

Keyuan International is incorporated in the British Virgin Islands (“BVI”). Under the current laws of the BVI, Keyuan International is not subject to tax on income or capital gains. In addition, upon payments of dividends by Keyuan International, no BVI withholding tax is imposed.

Hong Kong

Keyuan HK is incorporated in Hong Kong. Keyuan HK did not earn any income that was derived in Hong Kong for the years ended December 31, 2010 and 2009 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Ningbo Keyuan and Ningbo Keyuan Petrochemicals are both incorporated in the PRC and the applicable PRC statutory income tax rate for both companies is 25%.

Components of income (loss) before income tax expense (benefit) consist of the following jurisdictions:

	Year ended December 31,
	2010	2009

PRC	$53,158,384	$(11,777,240)
U.S.	(2,108,853)	-
Hong Kong and BVI	(436,404)	(179)

Total income (loss) before income taxes	$50,613,127	$(11,777,419)

The Group’s income tax expense (benefit) in the consolidated statements of operations consists of the following:

	Year ended December 31,
	2010	2009

Current income tax expense	$10,434,575	$-
Deferred income tax expense (benefit)	3,058,129	(2,944,350)

Total income tax expense (benefit)	$13,492,704	$(2,944,350)

20      INCOME TAXES (CONTINUED)

Reconciliation between income tax expense (benefit) and the amounts computed by applying the PRC statutory income tax rate of 25% to income (loss) before income taxes is as follows:

	Year ended December 31,
	2010		2009

Income (loss) before income taxes	$50,613,127		$(11,777,419)

Computed expected
income tax expense (benefit)	$12,653,282	25.0%	$(2,944,350)	25.0%
Tax loss not recognized	781,918	1.6%	-	-
Effect of differential tax rate	57,504	0.1%	-	-
Actual income tax expense	$13,492,704	26.7%	$(2,944,350)	25.0%

The PRC income tax rate has been used because the majority of the Group’s consolidated income (loss) before income taxes arises in the PRC.

The tax effects of the temporary differences that give rise to significant portions of deferred income tax assets are presented below:

	As of December 31,
	2010	2009
Tax loss carry forwards
-Ningbo Keyuan	$-	$3,486,922
Other	469,914	-
Total gross deferred income tax assets	$469,914	$3,486,922

Deferred tax assets arising from net operating losses (“NOL’S”) from the Group’s operations outside of the PRC were $780,590 and $179 at December 31, 2010 and 2009, respectively. Management has determined that it is more likely than not that they will not generate sufficient taxable income in those jurisdictions to realize the deferred tax asset. Accordingly, a valuation allowance for the full amount was provided. At December 31, 2010 NOL’S and their expiration dates arose in the following jurisdictions:

	NOL	Expiration date
US	$(2,108,853)	December 31, 2030
Hong Kong	$(265,572)	Indefinitely

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. Further, the Group’s distributions from its PRC subsidiaries are subject to the U.S. federal income tax at 35%, less any applicable qualified foreign tax credits. Due to the Group’s policy of permanently reinvesting substantially all of its earnings in its PRC business, the Group has not provided for deferred income tax liabilities for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed earnings of $26.3 million and $10.7 million as of December 31, 2010 and 2009, respectively.

As of January 1, 2009 and for each of the years ended December 31, 2009 and 2010, the Group did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. Management does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Group mainly files income tax returns in the United States and the PRC. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2004.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000 ($15,000). In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiary are open to examination by the PRC state and local tax authorities for the tax years beginning in 2008.

21       EARNINGS (LOSS) PER SHARE

Earnings per share for the periods of the Share Exchange have been restated to reflect the recapitalization under the Share Exchange. The following table sets forth the computation of basic net income (loss) per share:

	Year ended December 31,
	2010	2009
Basic earnings (loss) per share:
Net income (loss) attributable to Keyuan
Petrochemicals, Inc. stockholders	$37,120,423	$(8,833,069)

Fixed dividends to Series A convertible
preferred stockholders	831,032	-

Fixed dividends to Series B convertible
preferred stockholders	306,247	-

Net income (loss) attributable to Keyuan
Petrochemicals Inc. common stockholders	$35,983,144	$(8,833,069)

Weighted average common shares
(Denominator for basic income per share)	50,929,526	-

Effect of dilutive securities:
- Series A convertible preferred stock	3,542,344	-
- Series B convertible preferred stock	1,390,688	-
- Warrants	103,985	-
- Options	91,451	-
Denominator for diluted income per share	56,057,994	-

Basic earnings/ (loss) per share:	$0.71	$-

Diluted earnings/ (loss) per share:	$0.66	$-

22       FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009.

The fair values of cash, pledged bank deposits, bills receivable, consumption tax refund receivable, short-term bank borrowings, bills payable, current portion of long-term borrowings, and accounts payable approximate their respective carrying amounts due to their short-term nature. Amounts due to related parties are not practicable to estimate due to the related party nature of the underlying transactions. The Group’s long-term debt, secured by various assets, bears interest at rates commensurate with market rates and therefore management believes carrying values approximate fair values.

23       SIGNIFICANT CONCENTRATIONS AND RISKS

At December 31, 2010 and 2009, the Group held cash and pledged bank deposits in financial institutions of approximately $127,260,081 and $20,038,141, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region, which management believes have high credit ratings.

Sales to major customers, which individually exceeded 5% of the Group’s total annual net revenue, are as follows:

Year ended December 31, 2010			Year ended December 31, 2009
Largest	Amount of	% Total	Largest	Amount of	% Total
Customers	Sales	Sales	Customers	Sales	Sales

Customer A	$101,680,459	18%	Customer D	$17,922,288	26%
Customer B	32,193,696	6%	Customer A	14,121,663	21%
Customer C	31,745,184	6%	Customer C	7,261,249	11%
Customer D	29,625,766	5%	Customer F	4,869,959	7%
Customer E	26,545,302	5%	Customer G	3,971,222	6%

Total	$221,790,407	40%	Total	$48,146,381	71%

The Group currently buys a majority of its heavy oil, an important component of its products, from three suppliers. Although there are a limited number of suppliers of the particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for the years ended December 31, 2010 and 2009 were $309,943,580 and $53,260,037, respectively. These purchases represented 61% and 52%, respectively of all of the Group’s purchases for the years ended December 31, 2010 and 2009.

23       SIGNIFICANT CONCENTRATIONS, RISKS AND UNCERTAINTAIES (CONTINUED)

The Group’s operations are carried out in the PRC. Accordingly, the Group’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, as well as by the general state of the PRC’s economy. The business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittances abroad, and rates and methods of taxation, among other things.

24       RELATED PARTY TRANSACTIONS AND RELATIONSHIPS AND TRANSACTIONS WITH CERTAIN OTHER PARTIES

(A) Related Party Transactions

The Company considers all transactions with the following parties to be the related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder
Mr. Jicun Wang	Principal stockholder
Mr. Peijun Chen	Principal stockholder
Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang
Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan
Mr. Weifeng Xue	Vice President of Accounting, Ningbo Keyuan
through August 2011
Mr. Hengfeng Shou	Vice President of Sales, Ningbo Keyuan
Petrochemical
Ningbo Kewei Investment Co., Ltd.	A company controlled by Mr. Tao
(Ningbo Kewei)
Ningbo Pacific Ocean Shipping Co., Ltd	100% ownership by Mr. Wang
(Ningbo Pacific)
Ningbo Hengfa Metal Product Co., Ltd	100% ownership by Mr. Chen
(Ningbo Hengfa, former name "Ningbo Tenglong")
Shandong Tengda Stainless Steel Co., Ltd	100% ownership by Mr. Chen
(Shandong Tengda)
Ningbo Xinhe Logistic Co., Ltd
(Ningbo Xinhe)	10% ownership by Ms. Huang
Ningbo Kunde Petrochemical Co, Ltd.	Mr. Tao’s mother was a 65% nominee shareholder
(Ningbo Kunde)	for Mr. Hu, a third party
Ningbo Jiangdong Jihe Construction Materials	Controlled by Mr. Xue’s Brother-in-law
Store (Jiangdong Jihe)
Ningbo Wanze Chemical Co., Ltd	Mr. Tao’s sister-in-law is the legal representative
(Ningbo Wanze)
Ningbo Zhenhai Jinchi Petroleum Chemical	Controlled by Mr. Shou
Co., Ltd (Zhenhai Jinchi)

Related party transactions and amounts outstanding with the related parties as of and for the years ended December 31, 2010 and 2009 are summarized as follows:

	Year ended December 31,
	2010	2009
Sales of products (a)	$111,860,732	$21,491,643
Purchase of raw material (b)	$25,014,808	$4,730,580
Purchase of transportation services (c)	$3,659,000	$1,437,411
Credit line of guarantee provision for bank borrowings (d)	$161,994,300	$86,499,900
Short-term financing from related parties (e)	$30,839,377	$18,550,629
Short-term financing to related parties (e)	$30,949,048	$18,550,629
Amount due from related parties (f)	$5,332,193	$261,493
Amount due to related parties (g)	$115,535	$4,506,396

(a)
During the year ended December 31, 2009, Ningbo Keyuan entered into three sales contracts with Ningbo Kewei and recognized revenue of $4,869,959. The Group sold finished products of $101,680,459 and $14,121,663 to Ningbo Kunde for the year ended December 31, 2010 and 2009, respectively. There were outstanding amounts of $3,147,588 received in advance from Kunde as of December 31, 2009. Sales to Zhenhai Jinchi for the year ended December 31, 2010 was $10,180,273 and sales to Wanze for the year ended December 31, 2009 were $2,500,021.

(b)
The Group purchased raw materials of $4,465,563 and $952,594 from Ningbo Kewei during the year ended December 31, 2010 and 2009 with no outstanding amount payable to Ningbo Kewei at the year ends in respect of these purchase transactions. The Group purchased raw materials of $20,549,245 and $3,777,986 from Ningbo Kunde during the year ended December 31, 2010 and 2009, respectively. The outstanding payment in advance to Ningbo Kunde as of December 31, 2010 and 2009 in respect of these purchase transactions was $5,181,809 and nil, respectively.

(c)
The Group purchased transportation services of $3,659,000 and $1,437,411 from Ningbo Xinhe during the years ended December 31, 2010 and 2009, respectively, and amounts owed to Ningbo Xinhe as of December 31, 2010 and 2009 in respect of these purchase transactions was $119 and $598,308, respectively

(d)	Guarantees for Bank Loans

	Guarantee provided during		Bank loans guaranteed
	the year ended December 31		as of December 31
	2010	2009	2010	2009
Mr. Tao	$79,887,600	$26,389,800	$36,408,000	$30,807,000
Jicun Wang and Chen	$-	$28,588,950	$12,136,000	$14,670,000
Ningbo Kewei	$82,106,700	$7,330,500	$11,377,500	$3,667,500
Ningbo Pacific	$-	$24,190,650	$16,687,000	$24,498,900
Ningbo Hengfa	$-	$-	$36,256,300	$41,516,100
Shangdong Tengda	$-	$-	$910,200	$880,200

Through December 31, 2010, no compensation was paid to the related parties in respect of these guarantees. Beginning in January 2011, annual loan guarantee fees of approximately 1.2% of the outstanding loan balances are to be paid.

(e)	Short-term financing transactions with related parties

	Year Ended December 31
	2010			2009
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)
Shandong Tengda	$2,219,100	$(2,219,100)	$-	$-	$-	$-
Ningbo Kewei	1,479,400	(1,479,400)	-	4,072,892	(4,072,892)	-
Ningbo Kunde	19,676,020	(19,676,020)	-	7,990,245	(7,990,245)	-
Jiangdong Jihe	7,464,857	(7,574,528)	(112,459)	-	-	-
Ningbo Wanze	-	-	-	6,487,492	(6,487,492)	-

Total	$30,839,377	$(30,949,048)	$(112,459)	$18,550,629	$(18,550,629)	$-

(i) Transactions during the year are translated at average exchange rates.

(ii) Balances at year end are translated at the balance sheet exchange rate.

(f)	Amount due from related parties consist of the following:

	As of December 31,
	2010	2009
Related Party
Ningbo Kunde	$5,181,809	-
Jiangdong Jihe	$112,459	-
Executives	$-	$261,493
Mr. Tao	$37,925	-
Total	$5,332,193	$261,493

Amount due from executives represents advances made for business expenses for which reimbursement claims have not been received as of December 31, 2010 and 2009.

Amount due from Mr. Tao also represents advances made for business expenses was unsecured, interest free and due on demand.

(g)	Amount due to related parties consists of the following:

	As of December 31,
	2010	2009

Former shareholders	$-	$733,500
Ningbo Kunde	-	3,174,588
Zhenhai Jinchi(prepayment)	115,416	-
Ninbo Xinhe	119	598,308
Total	$115,535	$4,506,396

Amount due to related parties primarily represents balances due for raw materials purchase and freight.

(B) Relationships and transactions with certain other parties

The group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd	Former 12.75% nominee shareholder of Ningbo
(Ningbo Litong)	Keyuan
Ningbo Jiangdong Haikai Construction	Controlled by cousin of Mr. Weifeng Xue, Vice
Materials Store (Jiangdong Haikai)	President of Accounting
Ningbo Jiangdong Deze Chemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue, Vice
(Jiangdong Deze)	President of Accounting
Ningbo Anqi Petrochemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue, Vice
(Ningbo Anqi)	President of Accounting

Transactions and amounts outstanding with these parties for the years ended December 31, 2010 and 2009 are summarized as follows:

	Year ended December 31,
	2010	2009
Sales of products (h)	$29,625,766	$17,922,288
Purchase of raw material (i)	$18,994,104	$3,280,566
Credit line of guarantee for bank borrowings (j)	$-	$62,309,250
Short-term financing from these parties (k)	$74,983,618	$19,117,579
Short-term financing to these parties (k)	$77,030,336	$19,232,699
Amounts due from these parties	$2,217,854	$115,191
Advance from these parties for sales	$110,134	$-

(h)
The Group sold finished products of $29,625,766 to Ningbo Litong for the year ended December 31, 2010. Sales to Ningbo Litong were $17,922,288 for the year ended December 31, 2009. Amounts received in advance from Litong were $110,134 as of December 31, 2010, and are included in advances from customers on the consolidated balance sheet.

(i)
The Group purchased raw materials of $18,994,104 from Ningbo Litong during the year ended December 31, 2010. During the year ended December 31, 2009, the Group purchased raw materials of $3,280,566 from Ningbo Litong.

(j)	Guarantees for Bank Loans

	Guarantee provided during		Guaranteed Bank Loans
	the year ended December 31,		as of December 31,
	2010	2009	2010	2009
Ningbo Litong	$-	$62,309,250	$43,993,000	$52,078,500

Through December 31, 2010, no compensation was paid in respect to these guarantees.  Beginning in January 2011, annual loan guarantee fees of approximately 1.2% of the outstanding loan balances are to be paid.

(k)	Short-term financing transactions

Historically the Group and its these parties have provided each other with short-term financing, typically, in the form of cash, bills receivable and bills payable.

The financing between the Group and its related parties in the form of cash is as below:

	Year Ended December 31
	2010			2009
	From(i)	To(i)	Balance(i)	From(ii)	To(i)	Balance(ii)
Ningbo Litong	$57,180,289	$(59,343,172)	$2,217,854	$18,206,429	$(18,206,429)	$-
Jiangdong Haikai	7,447,529	(7,331,364)	-	911,150	(1,026,270)	115,191
Jiangdong Deze	4,438,200	(4,438,200)	-	-	-	-
Ningbo Anqi	5,917,600	(5,917,600)	-	-	-	-
Total:	$74,983,618	$(77,030,336)	$2,217,854	$19,117,579	$(19,232,699)	$115,191

In connection with the Group’s financing transactions, the Group has obtained bills receivable in exchange for cash or other payables. These bills are sold for cash at a discount prior to maturity. At maturity, the counter parties honor their obligations under the bills by paying the bill amount to the accepting bank, at which time, or shortly thereafter, the Group repays the counter parties. Short-term financing obtained and repayments made under these agreements were as follows for the years ended December 31, 2010 and 2009.

(i)	Transactions during the year are translated at average exchange rates.

(ii)	Balances at year end are translated at the balance sheet exchange rate.

25.  SUBSEQUENT EVENTS

On January, 27, 2011, the Company’s Board of Directors approved the distribution of an annual cash dividend of $0.36 per share for 2010to be paid quarterly to its common stock stockholders at the assigned dates of record. The first quarter dividend of $0.09 per share will be paid to stockholders of record as of March 1, 2011, with the actual distribution to occur on April 15, 2011. Certain stockholders of the Company have announced to waive their rights to receive such cash dividends for the year 2010. In addition, PRAX Capital, the primary Series B convertible stockholder agreed to waive their rights to receive cash dividends for the year 2010 should they choose to convert their preferred stock before the record date.

26.  KEYUAN PETROCHEMICALS INC.  (PARENT COMPANY)

Relevant PRC statutory laws and regulation permit payments of dividends by the Company’s subsidiaries in the PRC only out of their retained earnings, if any, as determined in accordance with the PRC accounting standards and regulations.

Under the Law of the PRC on Enterprises with Wholly Owned Foreign Investment, the Company’s subsidiaries in the PRC are required to allocate at least 10% of their after tax profits, after making good of accumulated losses as reported in their PRC statutory financial statements, to the general reserve fund and have the right to discontinue allocations to the general reserve fund if the balance of such reserve has reached 50% of their registered capital. These statutory reserves are not available for distribution to the shareholders (except in liquidation) and may not be transferred in the form of loans, advances, or cash dividends.

For the year ended December 31, 2010, $3,075,356 (2009:nil) were appropriated from retained earnings and set aside for the statutory reserve by the Company’s subsidiaries in the PRC.

As a result of these PRC laws and regulations, the Company’s subsidiaries in the PRC are restricted in their ability to transfer a portion of their net assets to either in the form of dividends, loans or advances, which consisted of paid-up capital and statutory reserves, amounting to $56,553,518 as of December 31, 2010 (2009: $20,180,000).

The following presents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheet

As of
December 31,
2010

Cash	$392,741
Other current assets	570
Investment in subsidiaries	41,774,338
Total assets	42,167,649

Accounts payable	23,527
Accrued expenses and other payables	74,656
Inter-company liabilities	1,760,000
Dividends payable	234,393
Series B convertible preferred stock	16,701,565
Total stockholders’ equity	23,373,508
Total liabilities and stockholders’ equity	$42,167,649

Condensed Statement of operations
Year ended
December 31,
2010

General and administrative expenses	$2,108,043
Interest expense	810
Loss before income taxes	2,108,853
Income tax expense	-
Net loss	$2,108,853

26.  KEYUAN PETROCHEMICALS, INC. (PARENT COMPANY) (CONTINUED)

Year ended
December 31,
2010
Cash flows from operating activities
Net loss	$(2,108,853)
Adjustments to reconcile net loss to net cash used in
operating activities:
Share-based compensation	1,515,907
Increase in other assets	(570)
Decrease in trade payables	-
Increase in accounts payable, accrued expenses and other payables	42,158
Net cash used in operating activities	(551,358)

Cash flows from investing activities
Investment in subsidiaries	(41,774,338)
Net cash used in investing activities	(41,774,338)

Cash flows from financing activities
Advance from inter-group company	1,760,000
Dividend paid to stockholders	(902,886)
Repurchase of common stock	(400,000)
Proceeds from Series A Private Placement, net	23,312,091
Proceeds from Series B Private Placement, net	18,949,232
Net cash provided by financing activities	42,718,437

Net increase in cash	392,741

Cash at beginning of year	-
Cash at end of year	$392,741

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

1.
Effective on April 22, 2010, we dismissed The Hall Group, CPAs (“Hall”) as our independent auditors and engaged Patrizio & Zhao, LLC, an Independent Registered Public Accounting Firm (“P&Z”), to serve as our independent auditors.

(a) For the two fiscal years ended December 31, 2009 and 2008, Hall’s report on the financial statements did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, other than for a “going concern” uncertainty.

(b)  The termination of Hall and engagement of P&Z was approved by our Board of Directors.

( c )  Hall and the Company did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials for the fiscal years ended December 31, 2009 and 2008, and subsequent interim period ended March 31, 2010 and through the date of dismissal, which disagreements, if not resolved to the satisfaction of Hall, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

( d )   During the fiscal years ended December 31, 2009 and 2008, and subsequent interim period ended March 31, 2010 and through the date of dismissal, we did not experience any reportable events, except that in its letter to us in 2009 pursuant to “Statement on Auditing Standards (SAS) 112: Communicating Internal Control Related Matters,” Hall, our former auditor, identified the following material weakness of our internal controls, which constitute a reportable event under Item 304(a)(1)(v) of Regulation S-K:

■	Reliance on financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions;
■	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

2.	Effective on January 17, 2011, we dismissed P&Z and engaged KPMG as our independent auditors. The decision to dismiss P&Z was approved by the Company’s Audit Committee of the Board of Directors.

During the two fiscal years ended December 31, 2009, and the subsequent period through January 17, 2011, there were no:
 (1) disagreements with P&Z on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreements, or (2) reportable events.

The audit reports of P&Z on the consolidated financial statements of the Company as of and for the years ended December 31,2009 and 2008 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

3.
During the preparation of our Annual Report on Form 10-K for the year ending December 31, 2010, KPMG raised certain issues, primarily relating to unexplained issues regarding certain cash transactions and recorded sales. On or about March 24, 2011, KPMG brought these issues to the attention of our Audit Committee and requested that the Audit Committee conduct an independent investigation. On March 31, 2011, our Audit Committee elected to commence such an Investigation of the issues raised and engaged the services of the Investigation Team.

On May 20, 2011, KPMG orally advised the chairman of the Audit Committee that they were going to resign as the Company’s auditor and submitted a letter of resignation on May 24, 2011 while the Investigation was being carried out with the cooperation of the Company and before the results of such Investigation had been formulated or concluded.

From January 17, 2011 when KPMG was engaged, through KPMG's resignation on May 24, 2011, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG would have caused KPMG to make reference to the subject matter of the disagreements in connection with its reports.

4.
Effective July 5, 2011, we engaged GHP Horwath, P.C. (“GHP Horwath”) as our new independent registered public accounting firm. The decision to engage GHP Horwath was approved by the Company’s Audit Committee of the Board of Directors. During the two most recent fiscal years, and during any subsequent interim period prior to the date of GHP Horwath’s engagement, the Company did not consult the new auditor regarding either: (i) the application of accounting principles to a proposed or completed specified transaction, or the type of audit opinion that might be rendered, and neither a written report nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or reportable event within the meaning set forth in Regulation S-K, Item 304 a(1)(iv) or (a)(1)(v).

ITEM 9A.        CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and were ineffective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in internal control over financial reporting

In our Form 10-Q for the period ended September 30, 2010, we disclosed that we had the following material weaknesses with regard to our internal controls and procedures over financial reporting:

1) Reliance on financial reporting consultants for review of critical accounting areas and disclosures, and material non-standard transactions; and
2) Lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control.

In connection with the preparation of our Form 10-K for the period ended December 31, 2010, our former auditors, KPMG, raised certain issues, which were primarily related to issues regarding certain cash transactions and recorded sales.  As a result, our Audit Committee elected to commence an independent investigation and engaged the services of independent counsel, Pillsbury Winthrop Shaw Pittman LLP, which in turn engaged the services of Deloitte Financial Advisory Services LLP, as independent forensic accountants, and King & Wood, as Audit Committee counsel in China.  As a result of the investigation, the Audit Committee identified a number of issues that may have a material impact on our internal controls and procedures over financial reporting.

As a result of the findings of the Audit Committee and its review of our controls and procedures, management has concluded that the Company continues to have  material weaknesses. A material   weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of December 31, 2010:

1) Lack of sufficient knowledge of U.S. GAAP reporting by our existing accounting staff;
2) Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system;
3) Lack of a sufficient number of personnel appropriately qualified to perform control monitoring activities;
4) Lack of internal control consciousness and awareness by individuals responsible for certain key control activities, including:
a) Lack of sufficient documentation of  our existing financial processes, risk assessment and internal controls;
b)  Inadequate procedures for identifying and disclosing related party transactions;
c) Inadequate controls with regard to certain banking and loan transactions; and
d) Inadequate disclosure and accounting for certain off balance sheet transactions.
5) Inadequate training and training programs;
 6)  A Chief Financial Officer (CFO) for Chinese operations that did not report to the Company’s CFO;
7) Lack of Audit Committee oversight prior to its formation in July 2010; and
7) Lack of necessary senior management oversight and monitoring of the accounting functions of the organization, and because the company completed a reverse merger in April 2010, senior management lacked the background, skills and experience to meet the reporting requirements of a US listed company.

As a result, the Company has taken and has begun to take the following measures to remediate the material weaknesses:

1) A review of the responsibilities of senior management and a restructuring of our organization chart in order to provide for proper segregation of duties, including but not limited to:

a)	Restructuring of our accounting department, and streamlining the department’s roles to ensure that the CFO maintains adequate oversight; and

b)	Termination of Mr. Xue in August 2011, our former Vice President of Accounting/ PRC CFO and hiring of Mr. Fan Zhang as Vice President of Accounting/PRC CFO.

2) Continued and careful evaluation of control processes and systems by the Audit Committee, the Board of Directors and Management, including but not limited to:

a)	Engagement of a compliance officer to monitor the Company’s corporate governance and compliance, reporting directly to the Audit Committee;

b)	Evaluation of the duties and responsibilities of the CEO and his role in day-to-day operations of the Company and the control environment;

c)	Engagement of an outside consultant to assist with SOX 404 compliance; and

d)
The addition of one or one or more additional independent, bilingual Chinese-speaking directors to facilitate the Board oversight and assist and augment the efforts of the current independent directors.

3) Implementation of additional controls and procedures to ensure the preparation and review of complete and transparent US GAAP financial statements in a timely and efficient manner, including but not limited to:

a)	Additional training in U.S. GAAP for our accounting staff; and

b)	Hiring of additional qualified accounting personnel, including an experienced controller.

4) Cessation of the use of an off-balance sheet cash account and the adoption of policies and procedures to prevent the future use of off balance sheet accounts;

5) Implementation of new procedures for the identification and approval of and appropriate disclosure of potential  related party transactions;

6) Implementation of new policies and procedures to ensure that all transactions are supported by sufficient documentation;

7) Development and implementation of policies and procedures that provide continuous risk assessment of legal and regulatory considerations related to business activities;

8) Development of policies to ensure that all identified contingencies are evaluated completely and in a timely manner;

9) Development and implementation of policies and procedures to ensure that revenues are properly recorded and all invoices are appropriately reviewed by accounting personnel;

10) Implementation of policies and procedures to ensure inventory purchases are properly recorded;

11) Implementation of policies and procedures to ensure that all liabilities are recorded on the proper period;

12) Development and implementation of policies and procedures to ensure that financial information is appropriately shared during inter-departmental meetings; and

13) Planned adoption of a Corporate Best Practices Manual;

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the fiscal year to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9b. Other Information.

None.
PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers as of December 31, 2010. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

As of the closing of the Share Exchange on April 22, 2010, Ms. Smith resigned as Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Secretary, effective immediately. Our Board of Directors appointed Mr. Tao to serve as President, Chief Executive Officer, and Chief Financial Officer effective immediately at the closing of the Share Exchange.

Prior to the consummation of the Share Exchange, our Board of Directors was comprised of one director, Ms. Smith. Effective at the closing of the Share Exchange, Ms. Smith resigned from her position as Chairman and tendered her resignation as a member of our Board; prior to resigning as Chairman, Ms. Smith appointed Mr. Chunfeng Tao to serve as Chairman of our Board. This change in our Board was effective on May 10, 2010, which was 10 days after we mailed a schedule 14(f) to our shareholders regarding same. On May 7, 2010, the Board of Directors appointed Ms. Aichun “Angela” Li as our Chief Financial Officer, who we believe is qualified to serve as our Chief Financial Officer.

Set forth below is information regarding our current directors and executive officers:

Name	Age	Position
Chunfeng Tao	44	Chairman, President, Chief Executive Officer and Secretary
Aichun Li	39	Chief Financial Officer (former)
Fan Zhang	34	Vice President of Accounting & Acting Chief Financial Officer (temporary)
Gerry Goldberg	68	Independent Director
Michael J. Rosenberg	67	Independent Director
Dishen Shen	73	Independent Director
Xin Yue	47	Director

Mr. Chunfeng Tao, Chairman, President and Chief Executive Officer.    Mr. Tao has been a member of our Board of Directors and the CFO of the Company since April 22, 2010. Mr. Tao has over 20 years’ extensive experience in the petrochemical industry. Between 2008 to 2010, he served as President of Ningbo Plastics. Between 2005 and 2008, he served as President of Ningbo Hebang Chemical Co., a company with annual revenue of RMB 10 billion which he managed and built to an annual production capacity of 250,000 MT for aromatic and heavy oil cracking products. Between 2002 and 2005, Mr. Tao served as Executive Vice President of Ningbo Daxie Liwan Petrochemicals Co., a company with annual revenue of RMB 6 billion. Under his management, the company’s annual production was increased to 500,000 MT of high grade asphalt. Between 1989 and 2002, Mr. Tao served in various senior management and technical positions at Sinopec Zhenhai Refining & Chemical Co., the largest base for crude oil processing and sour crude oil processing in China, and won over 30 technological innovations, management awards and distinction during his service period. Mr. Tao received his Bachelor of Science in Petroleum Processing from Guangdong Petrochemical College and Master of Science in Chemical Engineering from China University of Petrochemical.

Ms. Aichun Li, Chief Financial Officer.  Ms. Li had been the CFO of the Company since May 7, 2010. Ms. Li has a decade of diverse experience in Corporate Finance, Accounting and Tax working with companies in the banking, manufacturing and consulting industries. Between 2006-2010, Ms. Li was a member of the CFO Group with Bank of America, where she managed the financial reporting, forecasting and planning for several multi-million P&L accounts. Between 2003-2006, Ms. Li served as a senior accountant with Nucor Corporation, one of the leading steel manufacturing companies, where she provided internal financial and tax consulting to 36 divisions and various subsidiaries. Prior to joining Nucor, Ms. Li was a consultant with Deloitte & Touche LLP in the analysis of financial reports and complex tax planning and compliance for a variety of organizations. Ms. Li also served as a member of the Board of Directors of Huifeng Bio-Pharmaceutical Technology Inc. in Xi’an, China. Ms. Li holds an MBA degree from the Fuqua School of Business at Duke University and a Master of Science in Accounting from Wake Forest University. Ms. Li is also a Certified Public Accountant. On October 12, 2011, Ms. Li resigned her position as Chief Financial Officer of the Company. Ms. Li is currently a consultant retained by the Company.

Mr. Fan Zhang, Vice President of Accounting & Acting Chief Financial Officer (temporary).  On August 20, 2011, Mr. Fan Zhang was appointed as Vice President of Accounting by the Board of the Directors to replace Mr. Weifeng Xue, effective as of August 20, 2011. Before joining Keyuan, Mr. Zhang was a Finance Director in Ningbo LG Yongxing Chemical Co., Ltd., a Sino-Korean joint venture between Ningbo Yongxing Chemical Investment Co. Ltd., and LG Chemical Co. Ltd., the largest chemical company in Korea. Ningbo LG Yongxing Chemical Co. Ltd is the largest ABS producer in China. Mr. Zhang has more than twelve years experience in financial reporting and controls, tax planning, fund management, ERP operation system management, internal audit and property insurance planning. Mr. Zhang holds a Bachelor degree in Economics from Hangzhou Electronic Technical University.

Mr. Gerry Goldberg, Director.  Mr. Goldberg has been a member of our Board of Directors since July 1, 2010. Mr. Goldberg currently has served as senior partner in the accounting firm Schwatrz Levitsky Feldman llp, based in Toronto and ranked among the top ten accounting firms in Canada since 1993. At the firm, he heads the US Public Company audit division, and is actively involved in the audits of various Canadian, US, Chinese and other foreign companies listed in the US and Canada. He is or has been a director of China Wind Systems Inc. (NasdaqGM: CWS), TITE Technologies Inc. (TSX VENTURE: JTI.V.v), Baymount Inc., (TSX VENTURE: GEE.v), Sagittarius Capital Corporation (TSX VENTURE: SCX.P.v), Prime City One Capital Corp. (TSX VENTURE: PMO) (Formerly Scorpio Capital Corp.) and Pinetree Capital Ltd. ( TSX-PNP). He was a former partner in the predecessor firm to Grant Thornton for over ten years. Mr. Goldberg received his CTA from the University of South Africa and is a Licensed Public Accountant and a Member of the Institute of Chartered Accountants of Ontario, Canada.

Mr. Michael J. Rosenberg, Director.  Mr. Rosenberg has been a member of our Board of Directors since July 1, 2010. Starting from January, 2010, Mr. Rosenberg has been a managing director of Saugatuck Energy where he is responsible for identifying investment opportunities in Asia. He currently also serves as a president at MJR Consultants from June, 2008, providing consulting service to various energy and trading companies relating to potential mergers and acquisitions. Between 2006 to 2008,  Mr. Rosenberg  managed a global trading for petrochemicals and derivatives for Sempra Energy Trading, managed a trading organization for bulk petrochemicals and gasoline additives for MG Petrochemicals Corporation and established a global petrochemicals trading operation for Philipp Brothers, which later became Phibro Energy AG. Between 1994-2006, he was founder and chief executive officer of Swiss-based Oceana Petrochemicals.  . He received his B.S. Business Administration in Marketing from Long Island University.

Mr. Dish Shen, Director.  Mr. Shen has been a member of our Board of Directors since July 1, 2010. Mr. Shen is a senior petrochemical engineer with nearly 40 years of oil refining and petrochemical industry expertise and management experience and has served in a variety of progressive leadership roles in planning and economic development in Zhejiang Province, focusing primarily on development of the petrochemical industry, and serves today as a member of the People's Committee of Zhejiang Province. Since 2005, he has been serving as a senior counsel for Zhejiang Provincial Association Of Engineering Consultants, the institute providing consulting and administration service. He graduated from Beijing Petroleum Institute with a major in oil refining systems.

Mr. Xin Yue, Director . Mr. Yue has been a member of our Board of Directors since July 1, 2010. Mr. Yue currently is co-founder and chief executive officer of Cmark Capital Co., Ltd from 2005. Previously he also co-founded Golden Spider Co., Ltd., and New Shengtong Technology Co., Ltd. Mr. Yue serves as an advisor to Tianyin Pharmaceutical Co., Inc. and Jpak Group Inc. and president at a Shanghai subsidiary of Jiubai Group Co., Ltd. He received his Bachelor of Science in Economics and Management at Capital Economic and Trade University and his MBA in Finance from Baruch College at The City University of New York.

Significant Employees

The following are employees who are not executive officers, but who are expected to make significant contributions to our business:

Dr. Jingtao Ma, Executive Vice President.     Dr. Ma joined the Company in 2007 and he has over 20 years’ experience in corporate management, research & development, sales & marketing, and business development. Dr. Ma is responsible for the sales & marketing and raw material procurement of the Company. Between 1992 and 2007, he served in management and technical positions at Sinopec Zhenhai Refining & Chemical Co. in various functions including manufacturing and operations, and chemical and technical analysis.  Dr. Ma received his Master of Science and Doctorate in Physical Chemistry from Lanzhou Chemistry & Physics Research Institute of CSA.

Mr. Shifa Wang, Vice President & Chief Engineer.   With 30 years’ management experience in petrochemical technology and manufacturing, and specialty in oil refining and catalytic cracking, Mr. Wang has been responsible for technology, and research and development of the Company since 2009. Between 2007 and 2009, Mr. Wang served as General Manager at Guangdong Yingchang Heavy Road Asphalt Co., Ltd, responsible for managing and overseeing the overall business operations of the company. Between 1981 and 2002, he served as the Chief Engineer at Sinopec Anqing Refinery Co., Ltd., responsible for technology development and research and development. Between 2003 and 2006, he was the Head of Operations for Phase II production line expansion, including construction of 500,000 MT heavy oil catalytic cracking facility, 150,000 MT gas fractionation facility, 10,000 MT sulphur recovery facility and 30,000 MT polypropylene facility, at Guangdong Tianyi Group Co., Ltd.  Mr. Wang received his Bachelor of Science from Chemical Engineering Department of China Petroleum University and Master of Art in Enterprise Management from Qinghua University.

Mr. Weifeng Xue, Vice Present of Accounting.       Mr. Xue is in charge of the accounting and financing of the Company from 2007. He has more than 20 years experience in accounting and finance, account settlement, capital planning, commercial bank, corporate credit, loan operations and management. Between 2001 and 2006, he served as Supervisor of Accounting and Finance at Aux Group Co., Ltd., a privately-held electronics manufacturer. Between 1993 and 2001, he acted as Finance Director at China Agriculture Bank, Ningbo branch.  Mr. Xue received his Bachelor of Science in Economics from Hangzhou Electronics & Industrial Institute in 1990.   Mr. Xue no longer has any further responsibility or authority with regard to the accounting or finance of the Company since August 20, 2011. Mr. Xue remained available to assist the Company with the transition for a period of up to two months.

Mingliang Liu, Vice President of Manufacturing. Mr. Liu has been responsible for overseeing the manufacturing by the Company since 2009. Mr. Liu has over 30 years of experience in petrochemical manufacturing and production management and specializes in oil refining, heavy oil cracking and crude oil processing. Between 1975 and 2009, he served in various supervisory and managerial positions at Sinopec Zhenhai Refining & Chemical Co. Mr. Liu majored in Economics & Management at Zhejiang CCP Institute.

Corporate Governance

Corporate governance is the system that allocates duties and authority among a company’s stockholders, Board of Directors and management. The stockholders elect the Board of Directors and vote on extraordinary matters; the Board of Directors is a company’s governing body, responsible for hiring, overseeing, and evaluating management, particularly the chief executive officer; and management runs a company’s day-to-day operations. Our Board of Directors currently consists of five seats.

Board Leadership Structure.

The Board of Directors maintains a structure with the Chief Executive Officer of the Company holding the position as Chairman of the Board of Directors.

The Board of Directors utilizes a leadership structure that has the Chief Executive Officer (who is the Corporation’s principal executive officer and a director) who also acts in the capacity as Board Chairman, without a designated independent lead director. This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works more directly with those preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate.  Given the Company’s relatively small size (both in terms of number of employees and in scope of operational activities directly conducted by the Company), its corporate strategy and its focus on research and development, this structure is deemed to be appropriate and allows for efficient oversight. However, in order to improve corporate governance, the Board has authorized the establishment of  a sub-committee composed of the independent directors,  the Company’s SOX 404 compliance consultant and a U.S. securities counsel to the Company to examine the responsibilities and duties of the Chief Executive Officer and Chairman of the Board, and further evaluate this structure.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2010.

Code of ethics

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner.  Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure.

We have always encouraged our employees, including officers and directors to conduct business in an honest and ethical manner.  Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure.  Due to our lack of operations and small employee base prior to the Share Exchange, we did not maintain a formal written code of ethics.  However, as a result of the Share Exchange, we decided to adopt formal written codes of ethics for our executive officers, our directors and our employees.

Our codes of ethics are designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations.  These codes also incorporate our expectations of our executives that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications.  Our codes of ethics are attached as exhibits to the Current Report on Form 8-K that we filed with the SEC on July 7, 2010  and are available on our website, http://ir.stockpr.com/keyuanpetrochemicals/governance-documents. Any future changes or amendments to our code of ethics, and any waiver of our codes of ethics will also be posted on our website when applicable.

Board Independence and Committees

Since our stock start started trading on Nasdaq in September 2010, , we were required to comply with the director independence requirements of the Nasdaq rules.  Since that time, , in determining whether our directors are independent, we have complied and plan to continue to comply with the Nasdaq rules although our common stock is currently trading on Pink Sheets.  The Board of Directors will also consult with counsel to ensure that the Boards of Director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of Audit Committee members.  The Nasdaq  listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  Our three newest directors, Mr. Shen,
Mr. Goldberg and Mr. Rosenberg  are “independent” as that term is defined by Nasdaq Rule 4200(a)(15) ; accordingly, we satisfy the “independent director” requirements, which requires that a majority of a company’s directors be independent.

Audit Committee and Financial Expert

Our Audit Committee consists of Mr. Gerry Goldberg, Mr. Michael Rosenberg and Mr. Dishen Shen, each of whom is independent. The Audit Committee assists the Board of Directors oversight of (i) the integrity of the our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor, and prepares the report that the Securities and Exchange Commission requires to be included in our annual proxy statement. The Audit Committee operates under a written charter. Mr. Goldberg is the Chairman of our Audit Committee.

The Board of Directors determined that Mr. Goldberg possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Each of Mr. Gerry Goldberg, Mr. Michael Rosenberg and Mr. Dishen Shen are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Goldberg is the Chairman of Compensation Committee.

Nominating Committee and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Mr. Gerry Goldberg, Mr. Michael Rosenberg and Mr. Dishen Shen are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter. Mr. Rosenberg is the Chairman of the Nominating Committee.

ITEM 11.        EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table of Named Executive Officers

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2010, 2009  and 2008 to each of the following named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chunfeng Tao	2010	27,836.02	53,173.82	55,788.30				136,825.14
(President, Chief Executive)	2009	25,337.14	47,810.46					73,147.60
	2008	6,581.46	59,304.54					65,886.00

Aichun Li(2)
(Chief Financial Officer)	2010	97,580.65		42,771.03				140,351.68

Jingtao Ma (1)	2010	23,602.35	27,981.64	42,771.03				97,335,02
(Vice President)	2009	21,422.65	22,465.95					43,888.60
	2008	22,394.21	14,208.79					36,603.00

Weifeng Xue(1)	2010	23,843.49	27,711.01	39,051.81				90,606.31
(Vice President of Accounting)	2009	19,985.88	23,902.72					43,888.60
	2008	20,669.81	15,933.19					36,603.00

(1)   Although they are not executive officers, based on upon the compensation received, Mr. Ma and Mr. Xue qualify as named executive officers for purposes of this table.  Mr. Xue no longer has any further responsibility or authority with regard to the accounting or finance of the Company since August 20, 2011. Mr. Xue remained available to assist the Company with the transition for a period of up to two months.

(2) On October 12, 2011, Ms. Li resigned her position as Chief Financial Officer of the Company. Ms. Li currently is a consultant retained by the Company.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Retirement/Resignation Plans

We do not have any plans or arrangements in place regarding the payment to any of our executive officers following such person’s retirement, resignation, constructive termination or change in control transaction.

Employment Agreements

We have entered into employment agreements with each of the PRC subsidiary’s employees, officers and directors.

On May 1, 2007, Ningbo Keyuan entered into a non-fixed term employment agreement with Mr. Chunfeng Tao, pursuant to which, Ningbo Keyuan hired Mr. Tao as its general manager effective May 1, 2007. The compensation in connection with this employment shall be commensurate with Mr. Tao’s duties and responsibility as the general manager and is subject to mutual agreement between Mr. Tao and Ningbo Keyuan.  On May 10, 2007, Keyaun Plastics entered into the similar employment agreement with Dr. Jingtao Ma to hire Dr. Ma as its vice executive general manager, effective May 10, 2007. On the same day, Keyuan Plastics entered into a similar employment agreement with Mr. Weifeng Xue to hire Mr. Xue as its vice general manager.  On February 2, 2009, Keyaun Plastics entered into another similar agreement with Mr. Mingliang Liu to hire him as vice general manager. On October 21, 2009, Mr. Shifa Wang was hired by Ningbo Keyuan asa vice technical general manager and chief engineer and a similar employment agreement was signed between Ningbo Keyuan and Mr. Wang.

On May 1, 2007, Ningbo Keyuan also entered into a confidentiality and non-compete agreement with Mr. Tao, pursuant to which, Mr. Tao agreed, among other things, (i) that he will keep in confidence all Ningbo Keyuan confidential information obtained in connection with such employment; (ii) that Ningbo Keyuan has the sole ownership right to all Ningbo Keyuan intellectual properties, either developed by Mr. Tao individually or collectively with other parties during his employment term or within one (1) year following the termination of his employment; and (iii) that within two (2) years following the termination of his employment, he will not, directly or indirectly, engage in any business or other activities related to Ningbo Keyuan confidential information that he obtained during his last five (5) years of employment (or such less term) with Ningbo Keyuan.  On May 10, 2007, similar confidentiality and non-compete agreements were entered into between Ningbo Keyuan and Mr. Jingtao Ma and also between Ningbo Keyuan and Mr. Weifeng Xue. In addition, using the same form of the agreement, Ningbo Keyuan entered into confidentiality and non-compete agreements with Mr. Mingliang Liu and Mr. Shifa Wang respectively on February 2, 2009 and October 21, 2009.

On May 7, 2010, we entered into a one-year employment agreement with Aichun Li, our Chief Financial Officer. The agreement was effective as of May 7, 2010, at a base salary of $150,000 subject to adjustment by the Board, plus the right, at the Board’s discretion, to participate in all management bonuses and incentive plans, and the right to participate in all employee benefit plans, to the extent maintained by the Company. The employment agreement also contained standard provisions concerning confidentiality, non-competition and non-solicitation. On October 12, 2011, Ms. Aichun Li resigned her position as our Chief Financial Officer.

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. They do not receive any other compensation for serving on the Board of Directors, but may  participate in our incentive compensation program, once such a program is established.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 14, 2011 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of October 14, 2011, we had 57,629,301 shares of Common Stock issued and outstanding, and 5,400,010 shares of Series B Preferred Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 14, 2011. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 14, 2011 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Notwithstanding the foregoing, because the Series M Preferred Stock votes on as converted basis with the Common Stock, we have included the owners of such stock in this table.  Accordingly, we calculate beneficial ownership for purposes of this table as follows:

A + B
X + B

Where:
A = individual’s current holders of common stock
B = number of shares of common stock individual may own within 60 days
X= number of common stock currently outstanding, including the shares of common stock underlying the Series M Preferred Stock since such class votes on as converted basis with the common.

Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is Qingshi Industrial Park, Ningbo Economic & Technological Development Zone, Ningbo, Zhejiang Province, P. R. China 31580.

Name of Beneficial Owner	Amount (Number of Shares)		Percentage of Outstanding Shares of Common Stock
Delight Reward Limited(1)	47,658,000	(2)	82.70%
Chunfeng Tao(3)	0		0%
Aichun Li	0		0%
Dragon State International Limited	5,085,185	(4)	8.82%
All Directors, Executive Officers and Director, As a Group (4persons)

(1)   Delight Reward Limited is owned by Apex Smart Limited (45.6132%), Best Castle Investments Limited (23.2523%), Chance Brilliant Holdings Limited (20.5694%), Harvest Point Limited (5.3896%) and Strategic Synergy Limited (5.1755%). Mr. Brian Pak-Lun Mok is the controlling person of Apex Smart Limited, Harvest Point Limited and Strategic Synergy Limited (subject to the share transfer agreement described in Footnote 2 and the discussion below). Mr. O. Wing Po is the controlling person of Best Castle Investments Limited (subject to the share transfer agreement described in more detail below). Mr. Lo Kan Kwan is the controlling person of Chance Brilliant Holdings Limited (subject to the share transfer agreement described in more detail below).

(2)   In connection with the Share Exchange, Delight Reward received 47,658 shares of Series M Preferred Stock that converted into 47,658,000 shares of Common Stock on December 28, 2010.

(3)   Pursuant to a share transfer agreement, Mr. Chunfeng Tao, our Chairman, Chief Executive Officer and President has an option, subject to certain performance targets, to purchase from Mr. Brian Pak-Lun Mok, the current sole shareholder of Apex Smart Limited (the current owner of 45.6132% of the share capital of Delight Reward Limited), up to 100% of Apex Smart Limited’s equity, which, upon exercise, would entitle Mr. Tao to own 45.6132% of the equity of Delight Reward Limited. Accordingly, upon exercise of such option, Mr. Tao will indirectly (through his 45.6132% ownership of Delight Reward Limited) own and control 21,738,338 shares of our Common Stock. On November 15, 2010, Mr. Tao exercised the option and acquired 16,677 shares of Apex Smart Limited. Therefore, Mr. Tao indirectly owns and controls 7,246,113 shares of our common stock. Based upon the terms of the share transfer agreement, the earliest Mr. Tao may exercise the remaining option is March 2011.However, as of October 14, 2011, Mr. Tao has not yet exercised the remaining options.

(4)   In connection with the September 2010 Private Placement, Dragon State International Limited owns 5,333,340 shares of Series B Preferred Stock.  However, pursuant to the relative rights and preferences of the Series B preferred stock, the numbers of common stock to be issued upon conversion of the Series B preferred stock cannot  exceed 9.99% of the then issued and outstanding shares of common stock outstanding at such time. Given as of January 12, 2011 , 2010, there are 57,577,840 shares of common stock outstanding giving effect that 47,658 of Series M preferred stock has converted into 47,658,000 shares of common stock.

(5)  On November 4, 2010, the Company exercised its mandatory conversion rights under the terms of the Series A Preferred Stock to convert all of outstanding shares of its Series A 6% Cumulative Convertible Preferred Stock into a total of 6,132,032 shares of Common Stock, $0.001 par value per share. As a result, following the conversion, all 6,132,032 shares of Series A Preferred Stock that had been outstanding will be cancelled and will be automatically converted, without any delivery of conversion notice required on the part of the holders of Series A Preferred Stock. As of the date hereof, the Company has 9,919,840 shares of Common Stock outstanding. Dividends on the Series A Preferred Stock accrued through November 3, 2010 and amounted to approximately $143,000 and will be paid to the holders of Series A Preferred Stock on the regularly scheduled payment date of January 31, 2011. As a result of foregoing, as of November 4, 2010, the Company will no longer incur the Series A Dividend that was payable quarterly, at the rate of 6% per annum for each outstanding share, payable in cash or common stock dividends, as applicable.

(6) On December 28, 2010, Keyuan Petrochemicals, Inc (the “Company”) exercised its mandatory conversion rights under the terms of the Series M Preferred Stock to convert all of outstanding shares of its Series M Preferred Stock into a total of 47,658,000 shares of Common Stock, $0.001 par value per share. As a result, following the conversion, all 47,658 shares of Series M preferred stock that had been outstanding will be cancelled and will be automatically converted, without any delivery of conversion notice required on the part of the holders of Series M Preferred Stock. As of the date hereof, the Company has 57,577,840 shares of Common Stock outstanding.

Pursuant to the Certificate of Designation of the Series M Preferred Stock, all outstanding shares of the Series M Preferred Stock shall automatically convert to shares of Common Stock, at such time when the Company amends its Articles of Incorporation to increase the number of authorized shares of Common Stock to such number that is equal to or greater than one hundred million (100,000,000). Pursuant to the related Definitive Schedule 14C information statement, an increase in the number of our authorized shares of our common stock from 50,000,000 shares to 100,000,000 shares and the number authorized shares of our preferred stock from 20,000,000 shares to 40,000,000 shares was effective on December 21, 2010. The Company then filed the Amended and Restated Articles of Incorporation with Secretary of State of Nevada and the Amended and Restated Articles went effective on December 28, 2010.

Changes in Control

Lock Up Agreements

Pursuant to the lock up agreement the Company entered into in April-May Private Placement, all of the shares of common stock to be owned by Delight Reward will be restricted from public or private sale for a period of six (6) months following October 19, 2010 (the effective date of the registration statement registering the registrable shares issued in the April-May Private 2010 Placement ); following such six (6) month period, Delight Reward shall be allowed to sell up to 1/12 of its holdings each month for the next twelve months. Notwithstanding the foregoing, Delight Reward shall be permitted to engage in a transfer in a private sale of the lock-up shares, provided that such transferee agrees in writing to be bound by and subject to the terms of the lock-up agreement.

Pursuant to the lock up agreement the Company entered into in September Private Placement, all of the shares of common stock to be owned by Mr. Chunfeng Tao, Mr. Jicun Wang, Mr. Peijun Chen and Mr. Xin Yue will be restricted from public or private sale until January 19, 2011 ( the effective date of the registration statement registering all registrable shares in September Private Placement); during the twenty four (24) months immediately following January 19, 2011, such shareholders shall not transfer more than twenty percent (20%) of the their lock-up shares in the aggregate, provided, that they may transfer not more than 0.83333% of the lock-up shares during each calendar month in such 24 month period. Notwithstanding the foregoing, such shareholders are permitted to engage in a transfer in a private sale of their lock-up shares, provided that such transferee agrees in writing to be bound by and subject to the terms of the lock-up agreement. .

Share Escrow Agreement

We also entered into an escrow agreement with the Investors of the April-May 2010 Private Placement and the September 2010 Private Placement, pursuant to which we placed 5,000 shares of Series M Preferred Stock in an escrow account. The 5,000 shares of Series M Preferred Stock automatically converted into 5,000,000 shares of Common Stock (the “Escrow Shares”) after we amended our Articles of Incorporation to increase our authorized Common Stock to one hundred million (100,000,000) shares on December 28, 2010.

If we achieve less than 95% of the 2010 performance threshold ( net income equal to or greater than $33.0 million), then the Escrow Shares for such year will be delivered to the Investors in the amount of 500,000 shares of Common Stock for each full percentage point by which such threshold was not achieved up to a maximum of 5,000,000 shares of Common Stock.

Slow Walk Agreements

The controlling persons of each of the five shareholders entities of Delight Reward Limited have entered into certain Slow Walk Agreements whereby the controlling persons have each agreed to transfer their shareholdings to another beneficiary, subject to certain performance targets being met.  The performance targets are: at least $39 million of gross revenue for the three months commencing from July 2010 to September 2010; at least $40 million of  gross revenue for the three months commencing from October 2010 to December 2010; and, at least $41 million of gross revenue for the three months commencing from January 2011 to March 2011.

Pursuant to these agreements, (i) Mr. Brian Pak-Lun Mok, the sole shareholder of Apex Smart Limited, granted to Mr. Tao an option to acquire the 50,000 ordinary shares of Apex Smart Limited if the performance targets are met; (ii) Mr. O. Wing Po, the sole shareholder of Best Castle Investments Limited, granted to Mr. Jicun Wang an option to acquire the 50,000 ordinary shares of Best Castle Investments Limited if the performance targets are met; (iii) Mr. Lo Kan Kwan, the sole shareholder of Chance Brilliant Holdings Limited, Mr. Peijun Chen an option to acquire the 50,000 ordinary shares of Chance Brilliant Holdings Limited if the performance targets are met; (iv) Mr. Brian Pak-Lun Mok, the sole shareholder of Harvest Point Limited, granted to Mr. Xin Yue an option to acquire the 50,000 ordinary shares of Harvest Point Limited if the performance targets are met; and, (v) Mr. Brian Pak-Lun Mok, the sole shareholder of Strategic Synergy Limited, granted to Mr. Yue an option to acquire the 50,000 ordinary shares of Strategic Synergy Limited if the performance targets are met. Pursuant to each of these agreements, the option to acquire theses shares shall vest at a rate of one-third (1/3) for each performance target that is met ( the “Slow Walk Options”).

On November 5, 2010, one-third of the Slow Walk Options were exercised after the first performance target was met.

On April 29, 2011, Harvest Point Limited transferred 1,028 shares of Delight Reward Limited’s stock to Strategic Synergy Limited, changing their ownership of Delight Reward Limited’s stock to 3.334% and 7.232% respectively. On the same day, Mr. Brian Pak-Lun Mok and Mr. Xin Yue transferred 33,333 shares and 16,667 shares of Harvest Point Limited, respectively, to Ms. Muxia Duan thus transferring 100% of the ownership of Harvest Point Limited to Ms. Muxia Duan.

As of October 14, 2011, the remaining Slow Walk options have not yet been exercised.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have not entered into any transaction during the last two fiscal years with any director, executive officer, director nominee, 5% or more shareholder, nor have we entered into transaction with any member of the immediate families of the foregoing person (including spouse, parents, children, siblings, and in-laws) or is any such transaction proposed, except as follows:

(A) Related Party Transactions

The Company considers all transactions with the following parties to be the related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder
Mr. Jicun Wang	Principal stockholder
Mr. Peijun Chen	Principal stockholder
Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang
Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan
Mr. Weifeng Xue	Vice President of Accounting, Ningbo Keyuan through August 2011
Mr. Hengfeng Shou	Vice President of Sales, Ningbo Keyuan Petrochemical
Ningbo Kewei Investment Co., Ltd.	A company controlled by Mr. Tao
(Ningbo Kewei)
Ningbo Pacific Ocean Shipping Co., Ltd	100% ownership by Mr. Wang
(Ningbo Pacific)
Ningbo Hengfa Metal Product Co., Ltd	100% ownership by Mr. Chen
(Ningbo Hengfa, former name "Ningbo Tenglong")
Shandong Tengda Stainless Steel Co., Ltd	100% ownership by Mr. Chen
(Shandong Tengda)
Ningbo Xinhe Logistic Co., Ltd	10% ownership by Ms. Huang
(Ningbo Xinhe)
Ningbo Kunde Petrochemical Co, Ltd.	Mr. Tao’s mother was a 65% nominee shareholder
(Ningbo Kunde)	for Mr. Hu, a third party
Ningbo Jiangdong Jihe Construction Materials	Controlled by Mr. Xue’s Brother-in-law
Store (Jiangdong Jihe)
Ningbo Wanze Chemical Co., Ltd	Mr. Tao’s sister-in-law is the legal representative
(Ningbo Wanze)
Ningbo Zhenhai Jinchi Petroleum Chemical	Controlled by Mr. Shou
Co., Ltd (Zhenhai Jinchi)

Related party transactions and amounts outstanding with the related parties as of and for the years ended December 31, 2010 and 2009 are summarized as follows:

	Year ended December 31,
	2010	2009
Sales of products (a)	$111,860,732	$21,491,643
Purchase of raw material (b)	$25,014,808	$4,730,580
Purchase of transportation services (c)	$3,659,000	$1,437,411
Credit line of guarantee provision for bank borrowings (d)	$159,775,200	$79,206,053
Short-term financing from related parties (e)	$30,839,377	$18,550,629
Short-term financing to related parties (e)	$30,949,048	$18,550,629
Amount due from related parties (f)	$5,332,193	$261,493
Amount due to related parties (g)	$115,535	$4,506,396

(a)
During the year ended December 31, 2009, Ningbo Keyuan entered into three sales contracts with Ningbo Kewei and recognized revenue of $4,869,959. The Group sold finished products of $101,680,459 and $14,121,663 to Ningbo Kunde for the year ended December 31, 2010 and 2009, respectively. There were outstanding amounts of $3,147,588 received in advance from Kunde as of December 31, 2009. Sales to Zhenhai Jinchi for the year ended December 31, 2010 was $10,180,273 and sales to Wanze for the year ended December 31, 2009 were $2,500,021.

(b)
The Group purchased raw materials of $4,465,563 and $952,594 from Ningbo Kewei during the year ended December 31, 2010 and 2009 with no outstanding amount payable to Ningbo Kewei at the year ends in respect of these purchase transactions. The Group purchased raw materials of $20,549,245 and $3,777,986 from Ningbo Kunde during the year ended December 31, 2010 and 2009, respectively. The outstanding payment in advance to Ningbo Kunde as of December 31, 2010 and 2009 in respect of these purchase transactions was $5,181,809 and nil, respectively.

(c)
The Group purchased transportation services of $3,659,000 and $1,437,411 from Ningbo Xinhe during the years ended December 31, 2010 and 2009, respectively, and amounts owed to Ningbo Xinhe as of December 31, 2010 and 2009 in respect of these purchase transactions was $119 and $598,308, respectively

(d)	Guarantees for Bank Loans

	Guarantee provided during the year ended December 31		Bank Loans Guaranteed as of December 31
	2010	2009	2010	2009
Mr. Tao	$79,887,600	$26,389,800	$36,408,000	$30,807,000
Jicun Wang and Chen	$-	$28,588,950	$12,136,000	$14,670,000
Ningbo Kewei	$82,106,700	$7,330,500	$11,377,500	$3,667,500
Ningbo Pacific	$-	$24,190,650	$16,687,000	$24,498,900
Ningbo Hengfa	$-	$-	$36,256,300	$41,516,100
Shangdong Tengda	$-	$-	$910,200	$880,200

Through December 31, 2010, no compensation was paid to the related parties in respect of these guarantees. Beginning in January 2011, annual loan guarantee fees of approximately 1.2% of the outstanding loan balances are to be paid.

(e)	Short-term financing transactions with related parties

	Year Ended December 31
	2010			2009
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)
Shandong Tengda	$2,219,100	$(2,219,100)	$-	$-	$-	$-
Ningbo Kewei	1,479,400	(1,479,400)	-	4,072,892	(4,072,892)	-
Ningbo Kunde	19,676,020	(19,676,020)	-	7,990,245	(7,990,245)	-
Jiangdong Jihe	7,464,857	(7,574,528)	(112,459)	-	-	-
Ningbo Wanze	-			6,487,492	(6,487,492)	-
Total	$30,839,377	$(30,949,048)	$(112,459)	$18,550,629	$(18,550,629)	$-

(i) Transactions during the year are translated at average exchange rates.

(ii) Balances at year end are translated at the balance sheet exchange rate.

(f)	Amount due from related parties consist of the following:

	As of December 31,
	2010	2009
Related Party		-
Ningbo Kunde	$5,181,809	$-
Jiangdong Jihe	112,459	-
Executives	-	261,493
Mr. Tao	37,925	-
Total	$5,332,193	$261,493

Amount due from executives represents advances made for business expenses for which reimbursement claims have not been received as of December 31, 2010 and 2009.

Amount due from Mr. Tao also represents advances made for business expenses, unsecured, interest free and due on demand.

(g)	Amount due to related parties consists of the following:

	As of December 31,
	2010	2009
Related Party
Former shareholders	$-	$733,500
Ningbo Kunde	-	3,174,588
Zhenhai Jinchi(prepayment)	115,416	-
Ninbo Xinhe	119	598,308
Total	$115,535	$4,506,396

Amount due to related parties primarily represents balances due for raw materials purchase and freight.

(B) Relationships and transactions with certain other parties

The group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd	Former 12.75% nominee shareholder of Ningbo
(Ningbo Litong)	Keyuan
Ningbo Jiangdong Haikai Construction	Controlled by cousin of Mr. Weifeng Xue, Vice
Materials Store (Jiangdong Haikai)	President of Accounting
Ningbo Jiangdong Deze Chemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue, Vice
(Jiangdong Deze)	President of Accounting
Ningbo Anqi Petrochemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue, Vice
(Ningbo Anqi)	President of Accounting

Transactions and amounts outstanding with these parties for the years ended December 31, 2010 and 2009 are summarized as follows:

	Year ended December 31,
	2010	2009
Sales of products (h)	$29,625,766	$17,922,288
Purchase of raw material (i)	$18,994,104	$3,280,566
Credit line of guarantee for bank borrowings (j)	$-	$62,309,250
Short-term financing from these parties (k)	$74,983,618	$19,117,579
Short-term financing to these parties (k)	$77,030,336	$19,232,699
Amounts due from these parties	$2,217,854	$115,191
Advance from these parties for sales	$110,134	$-

(h)
The Group sold finished products of $29,625,766 to Ningbo Litong for the year ended December 31, 2010. Sales to Ningbo Litong were $17,922,288 for the year ended December 31, 2009. Amounts received in advance from Litong were $110,134 as of December 31, 2010, and are included in advances from customers on the consolidated balance sheet.

(i)
The Group purchased raw materials of $18,994,104 from Ningbo Litong during the year ended December 31, 2010. During the year ended December 31, 2009, the Group purchased raw materials of $3,280,566 from Ningbo Litong.

(j)	Guarantees for Bank Loans

	Guarantee provided during the year ended December 31		Bank Loans Guaranteed as of December 31
	2010	2009	2010	2009
Ningbo Litong	$-	$62,309,250	$43,993,000	$52,078,500

Through December 31, 2010, no compensation was paid in respect of these guarantees. Beginning in January 2011, annual loan guarantee fees of  approximately 1.2% of the outstanding loan balances are to be paid.

(k)	Short-term financing transactions

Historically the Group and its these parties have provided each other with short-term financing, typically, in the form of cash, bills receivable and bills payable.

The financing between the Group and its related parties in the form of cash is as below:

	Year Ended December 31
	2010			2009
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)
Ningbo Litong	$57,180,289	$(59,343,172)	$2,217,854	$18,206,429	$(18,206,429)	$-
Jiangdong Haikai	7,447,529	(7,331,364)	-	911,150	(1,026,270)	115,191
Jiangdong Deze	4,438,200	(4,438,200)	-	-	-
Ningbo Anqi	5,917,600	(5,917,600)	-	-	-
Total	$74,983,618	$(77,030,336)	$2,217,854	$19,117,579	$(19,232,699)	$115,191

In connection with the Group’s financing transactions, the Group has obtained bills receivable in exchange for cash or other payables. These bills are sold for cash at a discount prior to maturity. At maturity, the counter parties honor their obligations under the bills by paying the bill amount to the accepting bank, at which time, or shortly thereafter, the Group repays the counter parties. Short-term financing obtained and repayments made under these agreements were as follows for the years ended December 31, 2010 and 2009.

(iii)	Transactions during the year are translated at average exchange rates.

(iv)	Balances at year end are translated at the balance sheet exchange rate.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to the Company by KPMG and GHP Horwath for the years ended December 31, 2010 and by Patrizio & Zhao for the year ended December 31,2009 were as follows:

Services Provided	2010	2009
Audit Fees	$508,000	$40,000
Audit Related Fees	85,000	Nil
Tax Fees	15,000	Nil
All Other Fees	Nil	Nil
Total	$608,000	$40,000

Audit Fees.  The aggregate fees billed for the years ended December 31, 2010 and 2009 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.  The aggregate fees billed for the years ended December 31, 2010 and 2009 were for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees.  The aggregate fees billed for the years ended December 31, 2010 and 2009 were for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  The aggregate fees billed for the years ended December 31, 2010 and 2009 were for services other than the services described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.  Under these procedures, the Audit Committee pre-approves both the type of services to be provided by our auditor and the estimated fees related to these services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

2.1	Share Exchange Agreement dated April 22, 2010 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on April 28, 2010)
2.2	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on May 19, 2010)
3.1
Amended Articles of Incorporation of Keyuan Petrochemicals, Inc. (f/k/a Silver Pearls, Inc.), filed with the Secretary of State of Nevada (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-1 filed on December 29, 2010).

3.2	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2010)
3.3	Amended Bylaws of Keyuan Petrochemicals, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 7, 2010)
4.1	Certificate of Designation of Rights and Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on April 28, 2010)
4.2	Certificate of Designation of Rights and Preferences of Series M Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 28, 2010)
4.3	Certificate of Designation of Rights and Preference of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 30, 2010)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on April 28, 2010)
10.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on April 28, 2010)
10.3	Form of Securities Escrow Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on April 28, 2010)
10.4	Lock-up Agreement with Delight Reward Limited dated April 22, 2010 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on April 28, 2010)
10.5	Form of Series A Warrant (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on April 28, 2010)
10.6	Form of Series B Warrant (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on April 28, 2010)
10.7	Share Transfer Agreement between Brian Pak-Lun Mok and Chunfeng Tao, dated April 2, 2010 (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on April 28, 2010)
10.8	Share Transfer Agreement between O. Wing Po and Jicun Wang, dated April 2, 2010 (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on April 28, 2010)
10.9	Share Transfer Agreement between Lo Kan Kwan and Peijun Chen, dated April 2, 2010 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on April 28, 2010)
10.10	Share Transfer Agreement between Brian Pak-Lun Mok and Xin Yue, dated April 2, 2010 (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on April 28, 2010)
10.11	Share Transfer Agreement between Brian Pak-Lun Mok and Xin Yue, dated April 2, 2010. (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on April 28, 2010)
10.12
Employment Agreement by and between Chunfeng Tao and Keyuan Plastics Co., Ltd., dated May 1, 2007 (English translation) (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on April 28, 2010)

10.13
Confidentiality and Non-Compete Agreement by and between Chunfeng Tao and Keyuan Plastics Co., Ltd., dated May 1, 2007 (English translation) (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 8-K filed on April 28, 2010)

10.14
Employment Agreement by and between Jingtao Ma and Keyuan Plastics Co., Ltd.,, dated May 10,2007(English translation) (incorporated by reference to Exhibit 10.14 of the Registrant’s Form S-1 filed on November 3, 2010).

10.15
Employment Agreement by and between Weifeng Xue and Keyuan Plastics Co., Ltd., dated May 10, 2007(English translation) (incorporated by reference to Exhibit 10.15 of the Registrant’s Form S-1 filed on November 3, 2010).

10.16
Employment Agreement by and between Mingliang Liu and Keyuan Plastics Co., Ltd., dated February 2, 2009(English translation) (incorporated by reference to Exhibit 10.16 of the Registrant’s Form S-1 filed on November 3, 2010).

10.17
Employment Agreement by and between Shifa Wang and Keyuan Plastics Co., Ltd., dated October 21,2009(English translation) (incorporated by reference to Exhibit 10.17 of the Registrant’s Form S-1 filed on November 3, 2010)..

10.18
Confidentiality and Non-Compete Agreement by and between Shifa Wang and Keyuan Plastics Co., Ltd., dated October 21, 2009(English translation) (incorporated by reference to Exhibit 10.18 of the Registrant’s Form S-1 filed on November 3, 2010).

10.19	Employment Agreement by and between Aichun Li and Silver Pearl Enterprises, Inc, dated May 7, 2010 (incorporated by reference to Exhibit 10.19 of the Registrant’s Form S-1 filed on November 3, 2010)..

10.20
Placement Agent Agreement by and between Tripoint Global Equities, LLC., and Keyuan Plastics Co., Ltd., dated March 18, 2009(incorporated by reference to Exhibit 10.20 of the Registrant’s Form S-1 filed on November 3, 2010).

10.21	Independent Director Agreement of Gerry Goldberg, dated July 1, 2010(incorporated by reference to Exhibit 10.21 of the Registrant’s Form S-1 filed on November 3, 2010).
10.22	Independent Director Agreement of Michael Rosenberg, dated July 1, 2010(incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 filed on November 3, 2010).
10.23 10.24
Independent Director Agreement of Dishen Shen, dated July 1, 2010(incorporated by reference to Exhibit 10.23 of the Registrant’s Form S-1 filed on November 3, 2010).
Amendment to Independent Director Agreement of Dishen Shen, dated September 30, 2011

10.24	Director Agreement of Yin Xue, dated July 1, 2010(incorporated by reference to Exhibit 10.24 of the Registrant’s Form S-1 filed on November 3, 2010).
10.25
Land use right transfer agreement by and between Keyuan Petrochemicals, Inc and Ningbo Municipal Bureau of National Land and Resources, dated August 18, 2010 (incorporated by reference to Exhibit 10.25 of the Registrant’s Form S-1 filed on November 3, 2010).

10.26
Land use right transfer agreement by and between Keyuan Petrochemicals, Inc and Ningbo Municipal Bureau of National Land and Resources, dated August 18, 2010(incorporated by reference to Exhibit 10.26 of the Registrant’s Form S-1 filed on November 3, 2010).

10.27
Land use right transfer agreement by and between Keyuan Petrochemicals, Inc and Ningbo Municipal Bureau of National Land and Resources, dated August 18, 2010(incorporated by reference to Exhibit 10.27 of the Registrant’s Form S-1 filed on November 3, 2010).

10.28
Land use right transfer agreement by and between Keyuan Petrochemicals, Inc and Ningbo Municipal Bureau of National Land and Resources, dated August 18, 2010(incorporated by reference to Exhibit 10.28 of the Registrant’s Form S-1 filed on November 3, 2010)

10.29
Confidentiality and Non-Compete Agreement by and between Jingtao Ma and Keyuan Plastics Co., Ltd., dated May 10, 2007(English translation) (incorporated by reference to Exhibit 10.34 of the Registrant’s Form S-1 filed on November 3, 2010).

10.30
Confidentiality and Non-Compete Agreement by and between Weifeng Xue and Keyuan Plastics Co., Ltd., dated May 10, 2007 (English translation) (incorporated by reference to Exhibit 10.35 of the Registrant’s Form S-1 filed on November 3, 2010).

10.31
Confidentiality and Non-Compete Agreement by and between Mingliang Liu and Keyuan Plastics Co., Ltd., dated February 2,2009(English translation) ( incorporated by reference to Exhibit 10.36 of the Registrant’s Form S-1 filed on November 3, 2010).

10.32
Form of Securities Purchase Agreement dated as of September 28, 2010 by and among the Company and the investors in September 2010 private placement ( incorporated by reference as to the Exhibit 10.1 of the Registrant’s Form 8-K filed on September 30, 2010)

10.33	Form of Registration Rights Agreement dated as of September 28, 2010 (incorporated by reference as to the Exhibit 10.2 of the Registrant’s Form 8-K filed on September 30, 2010)
10.34	Form of Securities Escrow Agreement dated as September 28, 2010 (incorporated by reference as to the Exhibit 10.3 of the Registrant’s Form 8-K filed on September 30, 2010)
10.35	Form of Lock-up Agreement dated as of September 28, 2010 (incorporated by reference as to the Exhibit 10.4 of the Registrant’s Form 8-K filed on September 30, 2010)
10.36	Form of Voting Agreement dated as of September 28, 2010 (incorporated by reference as to the Exhibit 10.5 of the Registrant’s Form 8-K filed on September 30, 2010)
10.37	Form of Series C Warrant (incorporated by reference as to the Exhibit 10.6 of the Registrant’s Form 8-K filed on September 30, 2010)
10.38	Form of Series D Warrants (incorporated by reference as to the Exhibit 10.7 of the Registrant’s Form 8-K filed on September 30, 2010)
16.1	Letter from the Hall Group, CPAS (incorporated by reference as to the Exhibit 16.1 of the Registrant’s Form 8-K filed on April 28, 2010)
16.2	Letter from Patrizio & Zhao, LLC (incorporated by reference as to the Exhibit 16.1 of the Registrant’s Form 8-K filed on January 18, 2011)
16.3	Letter from KPMG (incorporated by reference as to the Exhibit 16.1 of the Registrant’s Form 8-K filed on May 31, 2011)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Keyuan Petrochemicals, Inc.

By:	/s/ Chunfeng Tao
Chunfeng Tao CHAIRMAN AND CHIEF EXECUTIVE OFFICER

By:	/s/Fan Zhang
Fan Zhang
Vice Preident of Accounting / Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chunfeng Tao	Chairman, President, Chief Executive Officer and Director	October 20, 2011
Chunfeng Tao

/s/Fan Zhang	Vice President of Accounting/ Acting Chief Financial Officer	October 20, 2011
Fan Zhang

/s/ Gerry Goldberg	Director, Audit Committee Chairman and	October 20, 2011
Gerry Goldberg	Compensation Committee Chairman

/s/ Michael Rosenberg	Director, Nominating and Corporate	October 20, 2011
Michael Rosenberg	Governance Committee Chairman

/s/ Dishen Shen	Director	October 20, 2011
Dishen Shen

/s/Xin Yue	Director	October 20, 2011
Xin Yue