Form 10-Q/A
period 2010-06-30
Keyuan Petrochemicals, Inc.
filed 2011-11-01
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A3

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

As of November 1, 2011, there were 57,579,490 shares of Common Stock, par value $0.001 outstanding  and 5,400,010 shares of Series M Preferred Stock, par value is $.001.

EXPLANATORY NOTE

We are filing this Form 10-Q/A3 for the period ended June 30, 2010 (“Amended Report”) to revise our originally filed Form 10-Q/A2 (“Original Report”) for this same period regarding the following:

1.
We had originally recorded a tax benefit that we received from the local government as a tax credit for the period in which the income was generated. However, we now feel it is more appropriate to record the benefit as other income when we received it from the government.  Accordingly, our effective estimated tax rate is changed to 25% and this preferential tax treatment is currently accounted for as other income when it was received.

2.
We have revised our calculation of basic earnings per share to include the shares of Series M preferred stock as participating securities under the two-class accounting method.  As such, we have revised our calculation of basic earnings per share to include the shares of Series M preferred stock.

3.
Originally, the Series A preferred stock was classified as permanent equity.  After review and consideration, management has now concluded that, as a result of certain potential merger and acquisition activity, there exists one potential situation where the redemption provision could occur outside of the control of the Company.  Accordingly, the Series A preferred stock has now been classified as temporary equity.

4.
We have added additional disclosures of our related party transactions to ensure that we include all of the disclosures required under US GAAP and the rules and regulations of the Securities Exchange Commission (the “SEC”).

5.	Originally we accrued the 2nd quarter dividend for Series A shareholders in the 3rd quarter. We have revised to accrue the 2nd quarter dividend in the same quarter.

6.	Though the amount of the off-the-books account during the period ending June 30, 2010 was determined to be immaterial to the earnings of the Company, we have updated subsequent event in the footnote in connection with its existence and also in connection with the investigation commenced by the Audit Committee in April 2011.

7.	We have added revised disclosure of our internal controls and procedures over financial reporting (ICFR) for the three months ended December 31, 2010.

This Amended Report does not reflect events occurring after the filing of the Original Report on October 15, 2010, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. As such, this Amended Report continues to speak as of October 15, 2010. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

PART I – FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Keyuan Petrochemicals, Inc.

We have reviewed the accompanying consolidated balance sheet of Keyuan Petrochemicals, Inc. (the “Company”) as of June 30, 2010, and the related consolidated statements of operations and comprehensive income (loss) for the three months and six months ended June 30, 2010 and 2009, consolidated statements of stockholders’ equity for the six months ended June 30, 2010, and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

As described in Note 24 to the consolidated financial statements, the June 30, 2010 and 2009 financial statements haves been restated to correct certain misstatements.

/s/ PATRIZIO & ZHAO, LLC
Parsippany, New Jersey
August 10, 2010
 (Except for the Consolidated Statements of Changes in Equity
and Note 2, 7, 16, 20, 22, 23, 24, 25, 26 as to which the date is October 28, 2011)

Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Restated)	(Restated)
Current assets:	(Unaudited)
Cash and cash equivalents	$5,522,675	$14,030,655
Restricted cash	33,808,001	6,012,690
Trade notes receivable	10,338,534	400,491
Inventories	67,500,925	32,595,045
Advance payments	13,663,490	7,417,202
Prepaid tax expense	26,555,299	15,263,949
Due from unrelated parties	-	1,068,741
Deferred tax assets	296,335	3,486,922
Other current assets	476,672	581,706
Total current assets	158,161,931	80,857,401

Property, plant and equipment, net	130,367,038	131,824,617

Other assets
Intangible assets, net	6,408,044	6,378,316

Total assets	$294,937,013	$219,060,334

Liabilities
Current liabilities:
Accounts payable – trade and accrued expenses	$60,422,125	$2,888,860
Accounts payable – construction related	30,633,675	45,374,656
Short-term bank loans	83,961,000	82,885,500
Current portion of long-term debt	20,180,100	7,628,400
Trade notes payable	19,001,700	13,719,134
Advance from customers	13,526,054	16,549,644
Due to former shareholder	-	733,500
Due to unrelated parties	-	953,550
Dividend Payable	288,497	-
Other current liabilities	311,718	290,631
Total current liabilities	228,324,869	171,023,875

Long-term debt	23,568,000	37,408,500

Total liabilities	251,892,869	208,432,375

Equity:
Temporary equity:
Series A convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 6,738,336 shares issued and outstanding at
June 30, 2010	21,018,143	-
Stockholders’ equity:
Series M preferred stock, $0.001 par value, 47,658 shares
authorized, issued and outstanding at June 30, 2010	48	48
Common stock, $0.001 par value, 50,000,000 shares authorized,
3,181,504 issued and outstanding at June 30,2010	3,182	-
Additional paid-in capital	22,465,537	20,229,949
Accumulated deficit	(1,699,495)	(10,664,819)
Accumulated other comprehensive income	1,256,729	1,062,781
Total stockholders’ equity	22,026,001	10,627,959

Total equity	43,044,144	10,627,959
Total liabilities and equity	$294,937,013	$219,060,334

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Sales
External parties	105,627,764	-	202,182,241	-
Related parties	26,369,453	-	47,186,862	-
Total Sales	$131,997,217	$-	$249,369,103	$-

Cost of sales
External parties	98,516,344	-	187,429,672	-
Related parties	24,835,031	-	44,478,145	-
Cost of sales	123,351,375	-	231,907,817	-

Gross profit	8,645,842	-	17,461,286	-

Operating expenses
Selling expenses	258,901	-	343,413	-
General and administrative expenses	1,213,080	709,161	2,018,612	1,236,593
Total operating expenses	1,471,981	709,161	2,362,025	1,236,593

Income (loss) from operations	7,173,861	(709,161)	15,099,261	(1,236,593)

Other income (expenses):
Interest expense, net	(1,589,937)	(274,460)	(2,663,462)	(253,179)
Non-operating income (expenses)	118,802	(138,257)	9,599	(140,906)
Total other income (expenses)	(1,471,135)	(412,717)	(2,653,863)	(394,085)

Income (loss) before provision for income
taxes	5,702,726	(1,121,878)	12,445,398	(1,630,678)

Provision (benefit) for income taxes
Current	1,504,063	(280,470)	3,191,577	(407,670)
Deferred	-	-	-	-
Total	1,504,063	(280,470)	3,191,577	(407,670)

Net income (loss) attributable to Keyuan Petrochemicals, Inc. stockholders	4,198,663	(841,408)	9,253,821	(1,223,008)

Dividends to Series A convertible preferred stockholders	288,497		288,497

Net income (loss) attributable to Keyuan Petrochemicals, Inc. common stockholders	3,910,166	(841,408)	8,965,324	(1,223,008)

Other comprehensive income
Foreign currency translation adjustment	192,224	9,160	193,948	(4,478)

Comprehensive Income (loss)	$4,390,887	$(832,248)	$9,447,769	$(1,227,486)

Earnings (loss) per share
Attributable to common stock
-Basic	$0.08	$0.00	$0.18	$0.00
-Diluted	$0.08	$0.00	$0.18	$0.00

Attributable to Series M preferred stocks
-Basic	$78.13	$0.00	$183.50	$0.00
-Diluted	$76.44	$0.00	$180.34	$0.00

Weighted average number of common shares outstanding
Basic	2,387,451	-	1,200,321	-
Diluted	54,930,660	-	51,314,420	-

See accompanying notes to consolidated financial statements.

Consolidated Statements of  Changes in Equity

						Accumulated
	Series M convertible		Common stock		Additional	other		Total
	preferred stock				paid-in	comprehensive	Retained	Stockholder's	Temporary	Total
	shares	par value	shares	par value	capital	income	Earnings	Equity	Equity	Equity
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Balance as of January 1, 2009	47,658	$48	-	$-	$10,529,952	$1,046,790.00	$(1,831,750)	$9,745,040	$-	$9,745,040
Net loss	-	-	-	-	-	-	(8,833,069)	(8,833,069)	-	(8,833,069)
Foreign currency translation
adjustment, net of tax	-	-	-	-	-	15,991	-	15,991	-	15,991
Comprehensive income								(8,817,078)	-	(8,817,078)
Capital contribution from
Stockholders	-	-	-	-	9,699,997	-	-	9,699,997	-	9,699,997
Balance as of December 31, 2009	47,658	$48	-	$-	$20,229,949	$1,062,781	$(10,664,819)	$10,627,959	$-	$10,627,959
Net income	-	-	-	-	-	-	9,253,821	9,253,821	-	9,253,821
Foreign currency translation
adjustment, net of tax	-	-	-	-	-	193,948	-	193,948	-	193,948
Fixed dividends for Series A convertible preferred stockholders							(288,497)			(288,497)
Comprehensive income								9,447,769	-	9,447,769
Effect of reverse recapitalization	-	-	5,696,800	5,697	(5,697)	-	-	-	-	-
Repurchase and cancellation of
common stock	-	-	(3,264,000)	(3,264)	(396,736)	-	-	(400,000)	-	(400,000)
Issuance of common stock on
April 22, 2010 and May 18, 2010
net of issuance costs
of $221,661	-	-	748,704	749	1,598,390	-	-	1,599,139	-	1,599,139
Issuance of Series A
and Series B warrants,
net of issuance
costs of $45,584	-	-	-	-	345,126	-	-	345,126	-	345,126
Issuance of warrants to placement
agent in connection with
Series A Private Placement	-	-	-	-	349,681	-	-	349,681	-	349,681
Share-based compensation	-	-	-	-	124,824	-	-	124,824	-	124,824
Capital contribution from stockholders	-	-	-	-	220,000	-	-	220,000	-	220,000
Issuance of Series A	-	-	-	-	-	-	-	-	21,018,143	21,018,143
convertible preferred stock
Balance as of June 30, 2010	47,658	$48	3,181,504	$3,182	$22,465,537	$1,256,729	$(1,699,495)	$22,314,498	$21,018,143	$43,044,144

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$9,253,821	$(1,223,008)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,204,754	177,867
Deferred tax assets	3,191,577	(407,669)
Share-based compensation expense	124,824	-
Changes in current assets and current liabilities:
Trade notes receivable	(9,895,257)	(14,657)
Inventories	(34,628,566)	(10,531,710)
Advance payments for raw materials	(6,190,211)	-
Prepaid taxes	(11,182,419)	(4,121,387)
Other current assets	1,175,434	(557,250)
Accounts payable – trade and accrued expenses	57,283,692	(44,988)
Trade notes payable	-	7,328,500
Advances from customers	(3,078,476)	-
Other current liabilities	19,826	3,978,757
Total adjustments	1,025,178	(4,192,535)

Net cash provided by (used in) operating activities	10,278,999	(5,415,543)

Cash flows from investing activities:
Advance payments for construction in progress	-	(817,846)
Due from unrelated parties	-	-

Additions to property and equipment	(17,084,658	(24,250,885)
Additions to intangible assets	-	(51,300)
Accounts payable – construction related	-	(650,608)

Net cash used in investing activities	(17,084,658)	(25,770,639)

Cash flows from financing activities:
Restricted cash	(27,655,715)	(2,543,491)
Proceeds from short-term bank loans	733,450	29,314,000

Proceeds from bills payable	18,923,010	-
Repayment of bills payable	(13,718,199)	-
Repayments to Ningbo Litong	(733,450)	4,236,529
Repayment to Ningbo Litong	(953,485)	-
Repayment of long-term bank loans	(1,466,900)	-
Process from warrant exercises	23,132,089	9,650,000

Net cash provided by (used in) financing activities	(1,739,200)	40,657,038

Effect of foreign currency translation on cash	36,879	(4,090)

Net increase (decrease) in cash and cash equivalents	(8,507,980)	9,466,766

Cash and cash equivalents – beginning of period	14,030,655	9,094,537

Cash and cash equivalents – ending of period	$5,522,675	$18,561,303
Supplemental schedule of non cash activities:
Preferred stock dividends declared	$288,497	$-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

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

On May 12, 2010, we caused to be formed a corporation under the laws of the State of Nevada called Keyuan Petrochemicals, Inc. and on the same day, acquired 100% of this entity’s stock for cash. As such, this entity became our wholly-owned subsidiary (the “Merger Subsidiary”).

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

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from June 30, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Event identified for this period is described in Note 26.

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

Note 6 – Prepaid Taxes

Prepaid taxes at June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009

Value-added taxes (VAT)	$16,946,090	$15,263,949
Customs duties	9,609,209	-

Total	$26,555,299	$15,263,949

Note 7 – Deferred Tax Assets

Significant components of the Company’s deferred tax assets are as follows:

	June 30, 2010	December 31, 2009
	(unaudited)

Net operating loss carryforwards	$296,335	$3,486,922

Total	$296,335	$3,486,922

At June 30, 2010, the Company has available unused net operating losses carryforwards that may be applied against future taxable income and expire as follows:

Net operating losses
Year of Expiration	carryforwards
2014	$296,335

Total	$296,335

Note 8 – Property, Plant and Equipment

Property, plant and equipment at June 30, 2010 and December 31, 2009 consists of the following:

	June 30, 2010	December 31, 2009

Buildings	$1,517,190	$1,511,010
Machinery and equipment	132,428,875	130,044,758
Vehicles	533,874	305,536
Office equipment and furniture	126,271	120,367
Subtotal	134,606,210	131,981,671
Less: accumulated depreciation	4,239,172	157,054

Total	$130,367,038	$131,824,617

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
of which the principal was repaid in full by January 11, 2010. The interest
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

The Company’s Chinese subsidiary and affiliated operating companies based in China are governed by the Income Tax Law of the PRC concerning the privately-run enterprises, which are subject to a statutory tax rate of 25% and were, until December 2007, subject to a statutory tax rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory statements after appropriate adjustments for tax purposes.

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

	For the Three Months Ended June 30,
	2010	2009

Basic earnings (loss) per share

Net income (loss) attributable to stockholders	$4,198,663	$(841,408)

Fixed dividends to Series A convertible preferred stockholders	288,497	-

Net income (loss) attributable to common stockholders	$3,910,166	$(841,408)

Denominator (weighted-average):
- Common stock	2,387,451
- Series M convertible preferred stocks	47,658

Allocation of undistributed income/ (loss):
- Common stock	186,537
- Series M convertible preferred stocks	3,723,629

Basic net income/ (loss) per share:
- Common stock	$0.08
- Series M convertible preferred stocks	$78.13

Diluted earnings (loss) per share

Denominator (weighted-average):
- Common stock (including 4,885,208 dilutive potential stocks
for the three months ended June 30, 2010)	7,272,660
- Series M convertible preferred stocks	47,658

Allocation of undistributed income/ (loss):
- Common stock	555,891
- Series M convertible preferred stocks	3,642,772

Diluted net income/ (loss) per share:
- Common stock	$0.08
- Series M convertible preferred stocks	$76.44

	For the Six Months Ended June 30,
	2010	2009

Basic earnings (loss) per share

Net income (loss) attributable to stockholders	$9,253,821	$(1,223,008)

Fixed dividends to Series A convertible preferred stockholders	288,497	-

Net income (loss) attributable to common stockholders	$8,965,324	$(1,223,008)

Denominator (weighted-average):
- Common stock	1,200,321
- Series M convertible preferred stocks	47,658

Allocation of undistributed income/ (loss):
- Common stock	220,255
- Series M convertible preferred stocks	8,745,069

Basic net income/ (loss) per share:
- Common stock	$0.18
- Series M convertible preferred stocks	$183.50

Diluted earnings (loss) per share

Denominator (weighted-average):
- Common stock (including 2,456,099 dilutive potential stocks
for the six months ended June 30, 2010)	3,656,420
- Series M convertible preferred stocks	47,658

Allocation of undistributed income/ (loss):
- Common stock	659,383
- Series M convertible preferred stocks	8,594,438

Diluted net income/ (loss) per share:
- Common stock	$0.18
- Series M convertible preferred stocks	$180.34

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

·
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

·	Stock for each full percentage point by which such threshold was not achieved up to a maximum of 5,000,000 shares of Common Stock.

·
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

The following table sets out the allocation of the proceeds from the April 22, 2010 Private Placement:

The following table sets out the allocation of the proceeds from the May 18, 2010 Private Placement:

Accounting for the Series A Preferred Stock

The Series A preferred stock has been classified as temporary equity as there was no redemption provision at the option of the holders that is not within the control the Company on or after an agreed upon date. The Company evaluated the embedded conversion feature in its Series A preferred stock to determine if there was an embedded derivative requiring bifurcation. The Company concluded that the embedded conversion feature of the Series A preferred stock does not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument.

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

The Series A convertible preferred stock is redeemable at the option of its holders simultaneously with the occurrence of the following events:

-
Merger or consolidation where the holders of the Company’s outstanding voting securities prior to such merger or consolidation do not own over 50%of the outstanding voting securities of the merged or consolidated entity immediately after such merger or consolidation; or the sale of all or substantially all of the Company’s properties or assets (collectively, an “Organic Change”).

Management considers the occurrence of the Organic Change is solely within the control of the Company.

Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15-25-1 (formerly SFAS 133, paragraph 12) to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the Convertible Preferred Stock) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded.  Management concluded that the embedded conversion feature of the preferred stock was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”.

Series A convertible preferred stock is convertible on the issuance dates. Management compared the effective conversion prices of the Series A convertible preferred stock and the estimated fair values of the Company’s common stock as of April 22, 2010 and May 18, 2010 as follows:

	Effective initial conversion price of
	Series A convertible preferred stock	Fair value of the common stock #	Intrinsic value per each share of the Series A preferred stock
April 22, 2010	$3.57	$2.38	$-
May 18, 2010	$3.49	$2.79	$-

#: The fair value of the common stock on April 22, 2010 and May 18, 2010 was estimated based on independent source to a valuation form engaged by the Company.

Management determined that there was no beneficial conversion features for the Series A and Series B convertible preferred stocks because the effective conversion price is equal to or higher than the fair value at the date of issuance.

The significant terms of the Series A convertible preferred stock are as follows:

Conversion

At any time on or after the issuance date, the holders of Series A convertible preferred stock may convert any shares of Series A convertible preferred stock into a number of the Company’s common stock equal to the quotient of $3.50 per share of the Series A convertible preferred stock, plus any accrued but unpaid dividend, divided by the then conversion price.

The initial conversion price per share is $3.50 for the Series A convertible preferred stock, which is subject to certain anti-dilutive conversion price adjustments.

The Series A convertible preferred stock shall be automatically converted into common stock (in the same conversion equivalence as described above) at the earlier occurrence of 1) the 24 month anniversary of the issuance dates of the Series A convertible preferred stock; and 2) at such time that the volume weighted average price (“VWAP”) of the Company’s common stock is no less than $5.00 for a period of ten consecutive trading days with the daily volume of the Company’s common stock of at least 50,000 shares per day.

Voting Rights

The Series A convertible preferred stock shall have no voting rights with the common stock or other equity securities of the Company other than a couple of class voting rights on matters that will affect the rights of the stockholders of Series A convertible preferred stock.

Dividends

Fixed dividends, based on the following pre-determined formula, will be accrued and cumulative from and after the date of the initial issuance of the Series A convertible preferred stock, which are payable on a quarterly basis.

-           Annual dividends are determined as 6% of $3.5 for each share of the Series A convertible preferred stock.

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

Note 23 – Share-based Compensations

On April 19, 2010, the Group issued 88,000 shares of common stock to Hayden Communications International, for the investor related services they will provide for a 12 months period. All the shares vested immediately after the signature of the agreement.  The related expense was $41,314 for the six months ended June 30, 2010.

On April 19, 2010, the Group issued 48,000 shares of common stock to Chesapeake Group, Inc, for the investor related services they will provide in a period of 12 months. The related expense was $53,760 for the six months ended June 30, 2010.

On April 19, 2010, the Group issued 50,000 shares of common stock to Hampton Growth Resources, LLC, for the investor related services they will provide for a 12 months period. The related expense was $29,750 for the six months ended June 30, 2010.

On June 30, 2010, the Company granted 3,000,000 five-year options to its 56 CEO, CFO and various members of senior management and key employees to purchase in the aggregate 3,000,000 shares of the Company’s common stock at an exercise price of US$4.20 per share, in consideration of their services to the Company. 2,810,000 of these 3,000,000 options shall vest according to the following vesting schedule: 30% of the Options shall vest immediately after one year of the issuance, 40% of the Options shall vest immediately after two years of the issuance, 30% of the Options shall vest immediately after three years of the issuance.  The remaining 190,000 options shall vest according to the following vesting schedule:  40% of the Options shall vest immediately after one year of the issuance and 60% of the Options shall vest immediately after two years of the issuance.

The grant date fair value of these options was US$3.347 million.  The Company estimates the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the contractual term of the options (five), underlying stock price of $3.21 per share, no dividends, a risk free rate of 1.79%, which is a five-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 47%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock.  Exercise price of the option is the contractual exercise price of the option.

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

Note 24 – Restatement of Income Taxes, Earnings Per Share, and Reclassification of Series Preferred Shares

In order to support the growth of certain local enterprises, the local government granted Keyuan Plastics Co. tax benefits. In the first two profitable years, the local government will credit back to the Company the entire local portion of the income tax which equals to 40% of the whole Enterprise Income Tax the Company paid. Originally, management recognized this tax benefit as a tax credit at the period in which the enterprise income was generated. Thereby, resulting an effective tax rate of 15%.   After additional review and consideration, management now believes it is more appropriate to recognize the tax benefit as other income when we receive from the government. Accordingly, our effective estimated tax rate is now 25% and this preferential tax treatment is no accounted for as other income when it is received.

47,658 Series M preferred shares can be converted into 47,658,000 common shares when elected.  Originally, management did not include these shares in the calculation of basic earnings per share. Following additional review and analysis, management now considered these shares to be participating securities under the two-class accounting method.  As such, we have revised our calculation of basic earnings per share to include the Series M preferred shares.

Management’s initial review of its Series A preferred stock concluded that stock was permanent equity since we believe that there was no redemption provision at the option of the holders that is not within the control on the Company on or after the agreed upon date.  However, following addition consideration and review, management has not concluded that as a result of certain merger and acquisition activity there exists one potential situation where a redemption provision could occur that is outside the control of the Company.  Accordingly, the Series A preferred stock has now been classified as temporary equity. Originally we accrued the 2nd quarter dividend for Series A shareholders in the 3rd quarter.  We have revised to accrue the 2nd quarter dividend in the same quarter.

The effect of restatement is as follows:

Consolidated Balance Sheet
 (Unaudited)

	Before Restated	After Restated	Effect of Change

Current assets:
Cash and cash equivalents	$5,522,675	$5,522,675
Restricted cash	33,808,001	33,808,001
Trade notes receivable	10,338,534	10,338,534
Inventories	67,500,925	67,500,925
Advance payments	13,663,490	13,663,490
Prepaid tax expense	26,555,299	26,555,299
Due from unrelated parties	-	-
Deferred tax assets	1,578,274	296,335	(1,281,939)
Other current assets	476,672	476,672
Total current assets	159,443,870	158,161,931	(1,281,939)

Property, plant and equipment, net	130,367,038	130,367,038

Other assets
Intangible assets, net	6,408,044	6,408,044

Total assets	$296,218,952	$294,937,013	(1,281,939)

Liabilities
Current liabilities:
Accounts payable – trade and accrued expenses	$60,422,125	$60,422,125
Accounts payable – construction related	30,633,675	30,633,675
Short-term bank loans	83,961,000	83,961,000
Current portion of long-term debt	20,180,100	20,180,100
Trade notes payable	19,001,700	19,001,700
Advance from customers	13,526,054	13,526,054
Due to former shareholder	-	-
Due to unrelated parties	-	-
Dividend payable		288,497	288,497
Other current liabilities	311,718	311,718
Total current liabilities	228,036,372	228,324,869	288,497

Long-term debt	23,568,000	23,568,000

Total liabilities	251,604,372	251,892,869	288,497
Equity
Temporary Equity:
Series A convertible preferred stock,
$0.001 par value, 20,000,000 shares authorized,
6,738,336 shares issued and outstanding at June 30, 2010	-	21,018,143	21,018,143

Stockholders’ equity:
Series A preferred stock, $0.001 par value, 20,000,000 shares authorized, 6,738,336 shares issued and outstanding at
June 30, 2010	6,738	-	(6,738)
Series M preferred stock, $0.001 par value, 47,658 shares
authorized, issued and outstanding at June 30, 2010	48	48
Common stock, $0.001 par value, 50,000,000 shares authorized,
3,181,504 issued and outstanding at June 30,2010	3,182	3,182
Additional paid-in capital	43,352,118	22,465,537	(20,886,581)
Accumulated deficit	(9,543)	(1,699,495)	(1,689,952)
Accumulated other comprehensive income	1,262,037	1,256,729	(5,308)
Total stockholders’ equity	44,614,580	22,026,011	(22,588,569)

Total Equity	44,614,580	43,044,144	(1,570,436)
Total liabilities and equity	$296,218,952	$294,937,013	(1,281,939)

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited))

	For the Three Months			For the Six Months
	Ended June 30, 2010			Ended June 30, 2010
	Before Restated	After Restated	Effect of Change	Before Restated	After Restated	Effect of Change

Sales	$131,997,217	$131,997,217		$249,369,103	$249,369,103

Cost of sales	123,351,375	123,351,375		231,907,817	231,907,817

Gross profit	8,645,842	8,645,842		17,461,286	17,461,286

Operating expenses
Selling expenses	258,901	258,901		343,413	343,413
General and administrative expenses	1,088,256	1,213,080	124,824	1,893,788	2,018,612	124,824
Total operating expenses	1,347,157	1,471,981	124,824	2,237,201	2,362,025	124,824

Income (loss) from operations	7,298,685	7,173,861	(124,824)	15,224,085	15,099,261	(124,824)

Other income (expenses):
Interest expense, net	(1,589,937)	(1,589,937)		(2,663,462)	(2,663,462)
Non-operating income (expenses)	118,802	118,802		9,599	9,599
Total other income (expenses)	(1,471,135)	(1,471,135)		(2,653,863)	(2,653,863)

Income (loss) before provision for income
taxes	5,827,550	5,702,726	(124,824)	12,570,222	12,445,398	(124,824)

Provision (benefit) for income taxes
Current	903,546		(903,546)	1,914,946	-	(1,914,946)
Deferred	-	1,504,063	1,504,063	-	3,191,577	3,191,577
Total	903,546	1,504,063	600,517	1,914,946	3,191,577	1,276,631

Net income (loss) to Keyuan Petrochemicals, Inc. stockholders	4,924,004	4,198,663	(725,341)	10,655,276	9,253,821	(1,401,455)

Dividend to Series A convertible preferred stockholers		288,497	288,497		288,497	288,497

Net income (loss) attributable to Keyuan Petrochemicals, Inc. common stockholders	$4,924,004	3,910,166	(1,013,838)	10,655,276	8,965,324	(1,689,952)

Other comprehensive income
Foreign currency translation adjustment	196,958	192,224	(4,734)	199,256	193,948	(5,308)

Comprehensive Income (loss)	$5,120,962	$4,390,887	(730,075)	$10,854,532	$9,447,769	(1,406,763)

Earnings (loss) per share
Attributable to common stock
-Basic	$2.06	$0.08	(1.98)	$8.88	$0.18	(8.70)
-Diluted	$0.09	$0.08	(0.01)	$0.21	$0.18	(0.03)

Attributable to Series M preferred stocks
-Basic	$0.00	$78.13	78.13	$0.00	$183.50	183.50
-Diluted	$0.00	$76.44	76.44	$0.00	$180.34	180.34

Weighted average number of common
share outstanding
Basic	2,387,451	2,387,451	1,200,321	1,200,321
Diluted	54,930,660	54,930,660	51,314,420	51,314,420

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2010
	Before Restated	After Restated	Effect of Change

Cash flows from operating activities:
Net income (loss)	$10,655,276	$9,253,821	(1,401,455)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,204,754	4,204,754
Deferred tax assets	1,914,946	3,191,577	1,276,631
Share-based compensation expense	-	124,824	124,824
Changes in current assets and current liabilities:
Trade notes receivable	(9,895,257)	(9,895,257)
Inventories	(34,628,566)	(34,628,566)
Advance payments for raw materials	(6,190,211)	(6,190,211)
Prepaid taxes	(11,182,419)	(11,182,419)
Other current assets	106,766	1,175,434	1,068,668
Accounts payable – trade and accrued expenses	57,283,692	57,283,692
Trade notes payable	5,204,811	-	(5,204,811)
Advances from customers	(3,078,476)	(3,078,476)
Other current liabilities	19,826	19,826
Total adjustments	3,759,866	1,025,178	(2,734,688)

Net cash provided by (used in) operating activities	14,415,142	10,278,999	(4,136,143)

Cash flows from investing activities:
Advance payments for construction in progress	-	-
Due from unrelated parties	1,068,668	-	(1,068,668)

Additions to property and equipment	(2,076,103)	(17,084,658)	(15,008,555)
Additions to intangible assets	(143,806)	-	143,806
Accounts payable – construction related	(14,864,749)	-	14,864,749

Net cash used in investing activities	(16,015,990)	(17,084,658)	(1,068,668)

Cash flows from financing activities:
Restricted cash	(27,655,715)	(27,655,715)
Proceeds from short-term bank loans	733,450	733,450

Proceeds from bills payable	18,923,010	-	(18,923,010)
Repayment of bills payalbe	(13,178,199)		13,178,199
Repayments to Ningbo Litong	(733,450)	(733,450)
Repayment to Ningbo Litong	(953,485)	(953,485)
Repayment of long-term bank loans	(1,466,900)	(1,466,900)
Process from warrant exercises	23,132,089	23,132,089

Net cash provided by (used in) financing activities	(6,944,011)	(1,739,200)	5,204,811

Effect of foreign currency translation on cash	36,879	36,879

Net increase (decrease) in cash and cash equivalents	(8,507,980)	(8,507,980)

Cash and cash equivalents – beginning of period	14,030,655	14,030,655

Cash and cash equivalents – ending of period	$5,522,675	$5,522,675
Supplemental schedule of non cash activities:
Preferred stock dividends declared	$-	$288,497	288,497

Note 25 - Related Party Transactions and Relationships

The Company considers all transactions with the following parties to be the related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder
Mr. Jicun Wang	Principal stockholder
Mr. Peijun Chen	Principal stockholder
Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang
Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan
Mr. Weifeng Xue	Vice President of Accounting, Ningbo Keyuan
Mr. Hengfeng Shou	Vice President of Sales, Ningbo Keyuan
Petrochemical
Ningbo Kewei Investment Co., Ltd.	A company controlled by Mr. Tao
(Ningbo Kewei)
Ningbo Pacific Ocean Shipping Co., Ltd	100% ownership by Mr. Wang
(Ningbo Pacific)
Ningbo Hengfa Metal Product Co., Ltd	100% ownership by Mr. Chen
(Ningbo Hengfa, former name "Ningbo Tenglong")
Shandong Tengda Stainless Steel Co., Ltd	100% ownership by Mr. Chen
(Shandong Tengda)
Ningbo Xinhe Logistic Co., Ltd
(Ningbo Xinhe)	10% ownership by Ms. Huang
Ningbo Kunde Petrochemical Co, Ltd.	Mr. Tao’s mother was a 65% nominee shareholder
(Ningbo Kunde)	for Mr. Hu, a third party
Ningbo Jiangdong Jihe Construction Materials	Controlled by Mr. Xue’s Brother-in-law
Store (Jiangdong Jihe)
Ningbo Wanze Chemical Co., Ltd	Mr. Tao’s sister-in-law is the legal representative
(Ningbo Wanze)
Ningbo Zhenhai Jinchi Petroleum Chemical	Controlled by Mr. Shou
Co., Ltd (Zhenhai Jinchi)

Related party transactions and amounts outstanding with the related parties as of and for the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three months ended June 30,
	2010	2009
Sales of products (a)	$26,369,453	$-
Purchase of raw material (b)	$-	$-
Purchase of transportation services (c)	$1,593,080	$-
Credit line of guarantee provision for bank borrowings (d)	$4,400,700	$43,238,150
Short-term financing from related parties (e)	$2,934,200	$5,247,767
Short-term financing to related parties (e)	$2,934,200	$5,247,767

	Six months ended June 30,
	2010	2009
Sales of products (a)	$47,186,862	$-
Purchase of raw material (b)	$5,734,319	$-
Purchase of transportation services (c)	$3,044,389	$-
Credit line of guarantee provision for bank borrowings (d)	$124,686,500	$52,032,350
Short-term financing from related parties (e) $	4,400,700	$6,639,621
Short-term financing to related parties (e)	$4,400,700	$6,639,621

(a)
The Group sold finished products of $22,424,477 and nil to Ningbo Kunde for the three months ended June 30, 2010 and 2009, respectively. The Group sold finished products of $43,228,614 and nil to Ningbo Kunde for the six months ended June 30, 2010 and 2009, respectively. The prices were based on market prices at the time of transactions. There were no outstanding amounts received in advance from Kunde as of June 30, 2010 and 2009, respectively. Sales to Zhenhai Jinchi for the three months ended June 30, 2010 and 2009 were $3,941,976 and nil, six months ended June 30, 2010 and 2009 were $3,958,248 and nil with no outstanding balance.

(b)
There are no raw materials purchased from Ningbo Kewei and Kunde during the three months ended June 30, 2010 with no outstanding amounts at the three month ended in respect of these purchase transactions. The Group purchased raw materials of $4,427,831 from Ningbo Kewei during the six months ended June 30, 2010 in respect of these purchase transactions. The Group purchased raw materials of $1,308,488 and nil from Ningbo Kunde during the six months ended June 30, 2010 and 2009, respectively.

(c)
The Group purchased transportation services of $1,593,080 and nil from Ningbo Xinhe during the three months ended June 30, 2010 and 2009, respectively. The Group purchased transportation services of $3,044,389 and nil from Ningbo Xinhe during the six months ended June 30, 2010 and 2009, respectively. Amounts owed to Ningbo Xinhe as of June 30, 2010 and 2009 in respect of these purchase transactions was $268,447 and nil, respectively.

(d)	Guarantees for Bank Loans

	Guarantee provided during		Guarantee provided during
	The three months ended June 30		The six months ended June 30
	2010	2009	2010	2009
Mr. Tao	$-	$14,657,000	$79,212,600	$14,657,000
Jicun Wang and Chen	$-	$28,581,150	$-	$28,581,150
Ningbo Kewei	$-	$-	$41,073,200	$-
Ningbo Pacific	$4,400,700	$-	$4,400,700	$-
Ningbo Hengfa	$-	$-	$-	$8,794,200
Shandong Tengda	$4,400,700	$43,238,150	$124,686,500	$52,032,350

	Guarantee utilized as of
	June 30,	December 31,
	2010	2009
Mr. Tao	$30,933,000	$30,807,000
Jicun Wang and Chen	$-	$14,670,000
Ningbo Kewei	$3,682,500	$3,667,500
Ningbo Pacific	$14,730,000	$24,498,900
Ningbo Hengfa	$38,739,900	$41,516,100
Shandong Tengda	$883,800	$880,200

(e)	Short-term financing transactions with related parties

	Three Months Ended June 30
	2010			2009
	From	To	Balance	From	To	Balance
Ningbo Kewei	400	-400	-	688,879	-688,879	-
Ningbo Kunde	2,933,800	-2,933,800	-	4,558,888	-4,558,888	-

	2,934,200	-2,934,200	-	5,247,767	-5,247,767	-

	Six Months Ended June 30
	2010			2009
	From	To	Balance	From	To	Balance
Ningbo Kewei	1,466,900	-1,466,900	-	688,879	-688,879	-
Ningbo Kunde	2,933,800	-2,933,800	-	5,950,742	-5,950,742	-

	4,400,700	-4,400,700	-	6,639,621	-6,639,621	-

(f)	Amount due from related parties consist of the following:

	June 30,	December 31,
	2010	2009
Related Party
Ningbo Kunde	$-	$-
Executive	$-	$261,493
Mr. Tao	$-	$-
	$-	$261,493

Amount due from executives represents advances made for business expenses for which reimbursement claims have not been received as of December 31, 2009.

(g)	Amount due to related parties consists of the following:

	June 30,	December 31,
	2010	2009
Related Party

Former shareholders	$-	733,500
Ningbo Kunde	$-	3,174,588
Ninbo Xinhe	268,447	598,308
	$268,447	$4,506,396

Amount due to related parties represent balances due for freight.

Note 26 – Subsequent Events

(a)
On July 1, 2010, the Company granted 80,000 five-year options to two outside directors to purchase up to 80,000 shares of the Company’s common stock at an exercise price of US$4.20 per share, in consideration of their services to the Company. Of these options, 40,000 of the options shall vest immediately after one year of the issuance and the remaining 40,000 of the options shall vest immediately after two years of the issuance, provided that the optionee is re-elected for successive one year terms at the end of 12 months of the issuance.  These options were valued at US$91,349 which represents the grant date fair value of these options.

 The Company estimates the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the contractual term of the options (five years), underlying stock price of $3.25 per share, no dividends, a risk free rate of 1.80%, which is five-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 47%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock.  Exercise price of the option is the contractual exercise price of the option.

(b)
On July 1, 2010, the Company granted 40,000 five-year options to a consultant to purchase an aggregate of 40,000 shares of the Company’s common stock at an exercise price of US$4.20 per share, in consideration of their services to the Company. Of these options, all 40,000 of the options shall vest immediately.

These options were valued at US$45,675 which represents the grant date fair value of these options.

The Company estimates the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the contractual term of the options (five years), underlying stock price of $3.25 per share, no dividends, a risk free rate of 1.80%, which is five-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 47%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock.  Exercise price of the option is the contractual exercise price of the option.

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

These options were valued at US$520,441 which represents the grant date fair value of these options.

The Company estimates the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the contractual term of the options (three years), underlying stock price of $4.00 per share, no dividends, a risk free rate of 1.02%, which is three-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 47%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock.  Exercise price of the option is the contractual exercise price of the option.

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

These options were valued at approximately US$1,338,761 which represents the grant date fair value of these options.

The Company estimates the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the contractual term of the options (five), underlying stock price of $4.50 per share, no dividends, a risk free rate of 1.62%, which is five-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 47%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock.  Exercise price of the option is the contractual exercise price of the option.

(e)
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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Keyuan  for the three months and six months ended June 30, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our current estimated schedule of our expansion plan is as follows:

●	Complete land purchase by September 30, 2010;
●	Commence construction in the quarter ended December 31, 2010;
●	Complete equipment installation by March 31, 2012;
●	Begin trial production in the quarter ended June 30, 2012;
●	Start full production and sales in the quarter ended September 30, 2012.

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

The total investment of the SBS facility is estimated to be $17.5 million.  We expect to start the trial run in the fourth quarter of 2010 and commence the production in late 2010 or early 2011.  The SBS facility will generate approximately $107 million in sales and $10million in profit annually at full capacity.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Vehicles	5 years
Furniture, machinery and equipment	5 to 10 years
Buildings and improvements	45 years

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

Rights to use land	15-50 years
Software	10 years
Technology	9-20 years

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three and six months ended June 30, 2010 and 2009

	For the three months Ended June 30,		For the six months Ended June 30,
	2010	2009	2010	2009

Sales
External parties	$105,627,764		202,182,241
Related parties	26,369,453		47,186,862
Total Sales	$131,997,217		$249,369,103

Cost of sales
External parties	98,516,344		187,429,672
Related parties	24,835,031		44,478,145
Cost of sales	$123,351,375		$231,907,817

Gross profit	8,645,842	-	17,461,286	-

Operating expenses
Selling expenses	258,901	-	343,413	-
General and administrative expenses	1,213,080	709,161	2,018,612	1,236,593
Total operating expenses	1,471,981	709,161	2,362,025	1,236,593

Gain (loss) from operations	7,173,861	(709,161)	15,099,261	(1,236,593)

Other income (expenses):
Interest expense, net	(1,589,937)	(274,460)	(2,663,462)	(253,179)
Non-operating expenses	118,802	(138,257)	9,599	(140,906)
Total other expenses	(1,471,135)	(412,717)	(2,653,863)	(394,085)

Income (loss) before provision for income tax	5,702,726	(1,121,878)	12,445,398	1,630,678)
Provision(benefit) for income tax	1,504,063	(280,470)	3,191,577	(407,670)
Income (net) loss	4,198,663	(841,408)	9,253,821	(1,223,008)
Other comprehensive income
Foreign currency translation adjustment	192,224	9,160	193,948	(4,478)

Comprehensive income (loss)	$4,390,887	$(832,248)	$9,447,769	$(1,227,486)

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

Gross Profit: Gross profit for the three months ended June 30, 2010 was approximately $8,646,000 as compared to gross profit of $-0- for the comparable period in 2010. Our gross profit for the three months ended June 30, 2010 was due to the commencement of our production and sales activities.  For the six months ended June 30, 2010, we generated gross profit of approximately $17,461,000.  We had gross profit of nil for the comparable period in 2009.  With the beginning of our normal production in the first quarter of year 2010, our cost of sales was lower than our revenue and we generated positive gross profit.  We believe that we are beginning to capitalize on the investment in our infrastructure and this trend will continue during the remainder of our 2010 fiscal year and beyond. Management is looking to improve overall gross margin through higher production yield and favorable product mix.  In the first six months of 2010, we experienced 23 days of loss of production due to power grid upgrade enforced by local utility agency. This has led to approximately $1.5 million loss in net profit.

Operating Expenses: Operating expenses including selling expenses, general and administrative expenses were approximately $1,472,000 for the three months ended June 30, 2010 as compared to roughly $709,000 for the same period in 2009, an increase of $763,000 or approximately 107%. Selling expenses were approximately $259,000 for the three months ended June 30, 2010 compared to selling expenses of $-0- for the comparable period in 2009. General and administrative expenses were approximately $1,213,000 for the three months ended June 30, 2010 compared to approximately $709,000 for the comparable period in 2009. The increase of these major expenses was mainly due to our commencement of production and distribution activities.

For the six months ended June 30, 2010, operating expenses including selling expenses, and general and administrative expenses, were approximately $2,362,000 as compared to roughly $1,237,000 for the comparable period in 2009.  This was an increase of about $1,125,000 or almost 80%. Selling expenses were approximately $343,000 for the six months ended June 30, 2010, compared to selling expenses of $-0- for the comparable period in 2009. General and administrative expenses were roughly $2,018,000 and $1,237,000 for the six months ended March 31, 2010 and 2009, respectively. The increase of these major expenses was due to our commencement of production and distribution activities.  Management expects that general and administrative expenses may continue to rise as we expand operations.  Some of this expected increase will likely be due to various public company expenses including issuing stock options, stock compensations and legal expenses.

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

Net Income/loss: Net income for the three months ended June 30, 2010 was approximately $4,199,000 compared to net loss of $841,000 for the three months ended June 30, 2009, an increase of roughly $5,040,000. Net income for the six months ending June 30, 2010 was approximately $9,254,000 as compared to a net loss of approximately $1,223,000 in the same period in 2009.  This increase was the result of the beginning of normal operations in 2010. Management believes that this trend will continue during our 2010 fiscal year and beyond.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $192,000 for the three months ended June 30, 2010. The balance sheet amounts with the exception of equity at June 30, 2010 and December 31, 2009 were translated both at RMB 6.789 and RMB 6.817 to 1.00 U.S. dollar. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended June 30, 2010 and 2009 were RMB 6.833 and RMB 6.840 to 1.00 U.S. dollar.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $194,000 for the six months end June 30, 2010. The balance sheet amounts with the exception of equity at June 30, 2010 were translated at RMB 6.789 to 1.00 U.S. dollar. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended June 30, 2010 and 2009 were RMB 6.817 and RMB 6.823 to 1.00 U.S. dollar.

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

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ending June 30,
	2010	2009

Net cash provided by (used in) operating activities	10,278,999	(5,415,543)
Net cash used in investing activities	(17,084,658)	(25,770,639)
Net cash provided by (used in) financing activities	(1,739,200)	40,657,038

Net cash provided by operating activities was roughly $10,279,000 for the six months ending June 30, 2010 as compared to net cash used in operations of approximately $5,416,000 for the same period in 2009. The increase in cash provided by operations was primarily due to the beginning of normal production and distribution.  During 2009, we were in the final stages of completing our long-term construction period and had yet to begin normal operations.

Net cash used in investing activities was approximately $17,085,000 and $25,771,000 for the six months ending June 30, 2010 and 2009. During 2010, net cash used in investing activities was primarily focused on payments for the infrastructure construction. During 2009, we were still in the final part of our development stage in which large amounts of money were continuously invested in building construction and equipment installation. As we move forward with our Expansion Plans, it is expected net cash used in investing activities could increase in the second half of our 2010 fiscal year including $9 million payment for the initial construction cost of the expansion project, $8 million for land purchases and $15 million for payments of previous construction costs.

Net cash used in financing activities amounted to approximately $1,739,000 for the six month ended June 30, 2010.   For the six months ended June 30, 2010, net cash provided by financing activities amounted to approximately $40,657,000 for the same period in 2009. The increase in net cash used was mainly the result of letter of credit deposit for purchase of imported raw materials. In 2009, the net cash provided by financing activities was primarily the result of short-term bank Loans.
.
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

At June 30, 2010, we had a cash balance of approximately $39,331,000.  Prior to the completion of our initial preferred stock financing, working capital had been primarily financed with various forms of short and long bank loan as outlined above.   As of June 30, 2010, we had retained deficit of roughly $1,411,000 as compared to a retained deficit of approximately $10,665,000 as of December 31, 2009.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. At the time we originally filed this report, based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, as a result of certain events discussed below, as of the date of this amended report, management currently believes that we have a material weakness.

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

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q/A3 relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: November 1, 2011	Keyuan Petrochemicals, Inc.

By: /s/ Chunfeng Tao
Chunfeng Tao
Chief Executive Officer & President

By: /s/ Fan Zhang
Fan Zhang Acting Chief Financial Officer/Vice President of Accounting