Form 10-Q/A
period 2010-09-30
Keyuan Petrochemicals, Inc.
filed 2011-11-01
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A1
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

As of October 31, 2011, there were 57,570,490 shares of Common Stock, par value $0.001 outstanding and 5,400,010 shares of Series M Preferred Stock, par value is $.001.

EXPLANATORY NOTE

We are filing this Form 10-Q/A1 for the period ended September 30, 2010 (“Amended Report”) to revise our originally filed Form 10-Q (“Original Report”) for this same period regarding the following:

1.
We had originally recorded a tax benefit that we received from the local government as a tax credit for the period in which the income was generated. However, we now feel it is more appropriate to record the benefit as other income when we receive it from the government.  Accordingly, our effective estimated tax rate is changed to 25% and this preferential tax treatment is currently accounted for as other income when it was received.

2.
We have revised our calculation of basic earnings per share to include the shares of Series M preferred stock as  participating securities under the two-class accounting method.   As such, we have revised our calculation of basic earnings per share to include the shares of Series M preferred stock.

3.
Originally, the Series A and Series B preferred stock was classified as permanent equity.  After review and consideration, management has now concluded that, as a result of certain potential merger and acquisition activity, there exists one potential situation where the redemption provision could occur outside of the control of the Company. Accordingly, the Series A and Series B preferred stock has now been classified as temporary equity.

4.
Originally we recognized a consumption tax refund receivable when the consumption tax had been paid and the relevant products had been used for production. Initially we recorded these refunds as a tax receivable of approximately $8.2 million in the quarter ending September 30, 2010.  After additional review and analysis of the policy, management now believes that the policy is retroactive to January 2010 and it should be accounted for retroactively in the period when the tax receivable was earned.  Accordingly, we have now adopted the policy retroactively and recorded an estimated consumption tax refund amounting to $28,300,000, of which $25,110,00  has been recorded as deduction from cost of goods sold and $2,740,000 as deduction from inventories, respectively.

5.	We have added additional disclosures of our related party transactions to ensure that we include all of the disclosures required under US GAAP and the rules and regulations of the SEC.

6.	Originally we accrued the 2nd quarter dividend for Series A shareholders in the 3rd quarter. We have revised to accrue the 2nd quarter dividend in the same quarter.

7.
Though the amount of the off-the-books account during the period ending September 30, 2010 was determined to be immaterial to the earnings of the Company, we have updated subsequent event in the footnote in connection with its existence and also in connection with the investigation commenced by the Audit Committee in April 2011.

8.	We have added revised disclosure of our internal controls and procedures over financial reporting (ICFR) for the three months ended December 31, 2010

This Amended Report does not reflect events occurring after the filing of the Original Report on November 15, 2010, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. As such, this Amended Report continues to speak as of November 15, 2010. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

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

As described in Note 25 to the consolidated financial statements, the September 30, 2010 and 2009 financial statements haves been restated to correct certain misstatements.

/s/ PATRIZIO & ZHAO, LLC
Parsippany, New Jersey
November 15, 2010 (Except for the Note 2, 6, 7, 16, 20, 22, 23, 24, 25, 26 and 27 as to which the date is October 28, 2011)

KEYUAN PETROCHEMICALS, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
Assets	(Restated)	(Restated)
Current assets:	(Unaudited)
Cash and cash equivalents	$44,932,623	$14,030,655
Restricted cash	68,422,905	6,012,690
Trade notes receivable	3,292,506	400,491
Inventories	77,135,949	32,595,045
Advance payments	18,173,457	7,417,202
Prepaid taxes	22,270,047	15,263,949
Tax refund receivable	28,345,187	-
Due from unrelated parties	-	1,068,741
Deferred tax assets		3,486,922
Other current assets	379,515	581,706
Total current assets	262,952,189	80,857,401

Property, plant and equipment, net	129,086,205	131,824,617

Intangibles, net	12,256,149	6,378,316

Total assets	$404,294,543	$219,060,334

Liabilities
Current liabilities:
Accounts payable – trade and accrued expenses	$57,040,944	$2,888,860
Accounts payable – construction related	21,625,440	45,374,656
Short-term bank loans	123,104,239	82,885,500
Notes payable	52,844,100	13,719,134
Current portion of long-term bank loans	20,508,900	7,628,400
Advances from customers	23,151,303	16,549,644
Dividend payable	694,784	-
Due to former shareholder	-	733,500
Due to unrelated parties	-	953,550
Other current liabilities	272,740	290,631
Total current liabilities	299,242,450	171,023,875

Long-term bank loans	19,461,000	37,408,500

Total liabilities	318,703,450	208,432,375

Equity
Temporary Equity
Series A convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 6,738,336 shares issued and outstanding at
September 30, 2010	21,018,143	-
Series B convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 5,400,010 shares issued and outstanding at
September 30, 2010	16,701,565	-

Stockholders’ equity:
Series M preferred stock, $0.001 par value, 47,658 shares
authorized, issued and outstanding at September 30, 2010	48	48
Common stock, $0.001 par value, 50,000,000 shares authorized,
3,181,504 issued and outstanding at September 30,2010	3,182	-
Additional paid-in capital	25,358,650	20,229,949
Retained earnings (deficit)	19,050,390	(10,664,819)
Accumulated other comprehensive income	3,459,115	1,062,781
Total stockholders’ equity	47,871,385	10,627,959
Total equity	85,591,093	10,627,959
Total liabilities and equity	$404,294,543	$219,060,334

See accompanying notes to consolidated financial statements.

KEYUAN PETROCHEMICALS, INC.

Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Sales
External parties	112,547,711	-	314,729,952	-
Related parties	38,796,255	7,362,101	85,983,117	7,362,101
Total Sales	$151,343,966	$7,362,101	$400,713,069	$7,362,101

Cost of Sales
External parties	84,197,313	-	271,636,985	-
Related parties	34,397,567	6,091,133	78,865,712	6,091,133
Cost of sales	118,594,880	6,091,133	350,502,697	6,091,133

Gross profit	32,749,086	1,270,968	50,210,372	1,270,968

Operating expenses
Selling expenses	97,871	3,404	441,284	3,404
General and administrative expenses	2,157,939	839,699	4,176,551	2,076,292
Total operating expenses	2,255,810	843,103	4,617,835	2,079,696

Income (loss) from operations	30,493,276	427,865	45,592,537	(808,728)

Other income (expenses):
Interest expense, net	(3,850,712)	(568,242)	(6,514,174)	(821,422)
Non-operating income (expense)	1,897,007	(86,426)	1,906,606	(227,332)
Total other expenses	(1,953,705)	(654,668)	(4,607,568)	(1,048,754)

Income (loss) before provision for income Taxes	28,539,571	(226,803)	40,984,969	(1,857,482)

Provision (benefit) for income taxes
Current tax provision	7,383,399	-	10,574,976
Deferred tax benefit	-	(56,700)	-	(464,370)
Total	7,383,399	(56,700)	10,574,976	(464,370)

Net income (loss) attributable to Keyuan Petrochemicals, Inc. stockholders	21,156,172	(170,103)	30,409,993	(1,393,112)

Dividends to Series A convertible preferred stockholders	396,300	-	684,798	-

Dividends to Series B convertible preferred stockholders	9,986	-	9,986	-

Net income (loss) attributable to Keyuan Petrochemicals, Inc. common stockholders	20,749,886	-	29,715,209	-

Other comprehensive income
Foreign currency translation adjustment	2,202,386	24,841	2,396,334	20,363

Comprehensive Income (loss)	$23,358,558	$(145,262)	$32,806,327	$(1,372,749)

Earnings (loss) per share
Attributable to common stock
-Basic	$0.41	$0.00	$0.60	$0.00
-Diluted	$0.37	$0.00	$0.57	$0.00

Attributable to Series M preferred stocks
-Basic	$408.14	$0.00	$599.99	$0.00
-Diluted	$365.09	$0.00	$567.25	$0.00

Weighted average number of common shares outstanding
Basic	3,181,504	-	1,867,972	-
Diluted	57,948,173		53,609,751	-

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$30,409,993	$(1,393,112)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Share-based payments	770,270	-
Depreciation and amortization	6,374,361	270,183
Deferred tax assets	3,496,430	(464,370)
Changes in current assets and current liabilities:
Notes receivable	(2,833,738)	-
Inventories	(43,112,327)	(29,215,139)
Advance payments for raw materials	(10,420,393)	-
Prepaid taxes	(6,085,388)	(11,200,246)
Tax refund receivable	(28,345,187)	-
Other current assets	209,357	(349,133)
Accounts payable – trade and accrued expenses	53,154,501	(44,994)
Advances from customers	6,154,441	3,026,569
Other current liabilities	(22,713)	4,839,897
Total adjustments	(20,660,386)	(33,137,233)

Net cash provided by (used in) operating activities	9,749,607	(34,530,345)

Cash flows from investing activities:
Advance payments for construction in progress	-	(9,982,433)
Due from unrelated parties	1,071,478	-
Additions to property and equipment	(781,468)	(53,220,371)
Additions to intangible assets	(5,900,639)	(51,307)
Accounts payable – construction related	(24,248,530)	15,816,422

Net cash used in investing activities	(29,859,159)	(47,437,689)

Cash flows from financing activities:
Restricted cash	(61,205,447)	(2,661,048)
Proceeds from short-term bank loans	37,854,656	66,698,450
Proceeds from bank notes	38,169,758	7,329,500
Due to former shareholder	(735,500)	5,703,007
Due to unrelated parties	(956,150)	-
Repayment of long-term bank loans	(5,884,000)	-
Capital contribution in cash	-	9,650,000
Proceeds from issuance of preferred stock and warrants	42,081,321	-

Net cash provided by financing activities	49,324,638	86,719,909

Effect of foreign currency translation on cash	1,686,882	3,565

Net increase in cash and cash equivalents	30,901,968	4,755,440

Cash and cash equivalents – beginning of period	14,030,655	9,094,537

Cash and cash equivalents – ending of period	$44,932,623	$13,849,977
Supplemental schedule of non cash activities:
Preferred stock dividends declared	$694,784	$-

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

Note 2– Summary of Significant Accounting Policies (continued)

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from September 30, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Events identified for this period are described in Note 27.

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

Note 6 – Prepaid Taxes

Prepaid taxes as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009

Value-added taxes (VAT)	$15,114,376	$15,263,949
Customs duties	14,359,332	-
Company income tax payable	(7,203,661)

Total	$22,270,047	$15,263,949

Note 7 –Consumption Tax Refund Receivable

Tax refund receivable as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009

Consumption tax refund receivable	$28,345,187	$-

In August 2010, the PRC government enacted a regulation that states, for the period from January 1, 2010 to December 31, 2010, domestically purchased heavy oil to be used for producing ethylene and aromatics products would be exempted from a consumption tax. In addition, the consumption tax paid for imported heavy oil would be refunded if it was used for producing ethylene and aromatics products. Given all the Group’s imported heavy oils are (to be) used for producing of ethylene and aromatics products, the Group recognizes consumption tax refund receivable when the consumption tax has been paid and the relevant heavy oils have been used for production. For the period ended September 30, 2010, the Group recorded an estimated consumption tax refund amounting to $27,850,000, of which $25,110,00 has been recorded as deduction from cost of goods sold and $2,740,000 as deduction from inventories, respectively.

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

	For the Three Months Ended September 30,
	2010	2009

Basic earnings (loss) per share

Net income (loss) attributable to stockholders	$21,156,172	$(170,103)

Fixed dividends to Series A convertible preferred stockholders	396,300	-
Fixed dividends to Series B convertible preferred stockholders	9,986

Net income (loss) attributable to common stockholders	$20,749,886	$(170,103)

Denominator (weighted-average):
- Common stock	3,181,504
- Series M convertible preferred stocks	47,658

Allocation of undistributed income/ (loss):
- Common stock	1,298,515
- Series M convertible preferred stocks	19,451,371

Basic net income/ (loss) per share:
- Common stock	$0.41	0.00
- Series M convertible preferred stocks	$408.14	0.00

Diluted earnings (loss) per share

Denominator (weighted-average):
- Common stock (including 7,108,669 dilutive potential stocks
for the three months ended September 30, 2010)	10,290,173
- Series M convertible preferred stocks	47,658

Allocation of undistributed income/ (loss):
- Common stock	3,756,816
- Series M convertible preferred stocks	17,399,355

Diluted net income/ (loss) per share:
- Common stock	$0.37	-
- Series M convertible preferred stocks	$365.09	-

Warrants	118,862
Option	117,771	-

Note 20 – Earnings Per Share (continued)

	For the Nine Months Ended September 30,
	2010	2009

Basic earnings (loss) per share

Net income (loss) attributable to stockholders	$30,409,993	$(1,393,112)

Fixed dividends to Series A convertible preferred stockholders	684,798	-
Fixed dividends to Series A convertible preferred stockholders	9,986

Net income (loss) attributable to common stockholders	$29,715,209	$(1,393,112)

Denominator (weighted-average):
- Common stock	1,867,972
- Series M convertible preferred stocks	47,658

Allocation of undistributed income/ (loss):
- Common stock	1,120,769
- Series M convertible preferred stocks	28,594,440

Basic net income/ (loss) per share:
- Common stock	$0.60	0.00
- Series M convertible preferred stocks	$599.99	0.00

Diluted earnings (loss) per share

Denominator (weighted-average):
- Common stock (including 4,083,779 dilutive potential stocks
for the nine months ended September 30, 2010)	5,951,751
- Series M convertible preferred stocks	47,658

Allocation of undistributed income/ (loss):
- Common stock	3,376,115
- Series M convertible preferred stocks	27,033,877

Diluted net income/ (loss) per share:
- Common stock	$0.57	0.00
- Series M convertible preferred stocks	$567.25	0.00

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

·
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

·
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

·
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

·
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

·
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

Private Placement

Please refer to description of April-May Placement in Note 21 above.

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

Series A convertible preferred stock is convertible on the issuance dates. Management compared the effective conversion prices of the Series A convertible preferred stock and the estimated fair values of the Company’s common stock as of April 22, 2010 and May 18, 2010  as follows:

	Effective initial conversion price of
	Series A convertible preferred stock	Fair value of the common stock #	Intrinsic value per each share of the Series A preferred stocks
April 22, 2010	$3.57	$2.38	$-
May 18, 2010	$3.49	$2.79	$-

#:The fair value of the common stock on April 22, 2010 and May 18, 2010 was estimated based on independent source to a valuation form engaged by the Company.

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

Note 23 – Accounting for Series B Financing

September 2010 Private Placement

Please refer to description of September 2010 Private Placement/Series B Financing in Note 21 above.

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

The following table sets out the allocation of the proceeds from the September 28, 2010 Private Placement:

Accounting For the Series B Preferred Stock

The Series B Preferred Stock has been classified as temporary equity as there was no redemption provision at the option of the holders that is not within the control the Company on or after an agreed upon date. The Company evaluated the embedded conversion feature in its Series B Preferred Stock to determine if there was an embedded derivative requiring bifurcation. The Company concluded that the embedded conversion feature of the Series B Preferred Stock is not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument.

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

The Series B convertible preferred stock is redeemable at the option of its holders simultaneously with the occurrence of the following events:

-  Merger or consolidation where the holders of the Company’s outstanding voting securities prior to such merger or consolidation do not own over 50% of the outstanding voting securities of the merged or consolidated entity immediately after such merger or consolidation; or the sale of all or substantially all of the Company’s properties or assets (collectively, an “Organic Change”).

Management considers the occurrence of the Organic Change is not solely within the control of the Company and therefore, the Series B convertible preferred stock has been classified outside of permanent equity.

Series B convertible preferred stock is convertible on the issuance date. Management compared the effective conversion price of the Series B convertible preferred stock and the estimated fair value of the Company’s common stock as of September 28, 2010 as follows:

	Effective initial conversion price of
	Series B convertible preferred stock	Fair value of the common stock #	Intrinsic value per each share of the Series B preferred stocks
September 28, 2010	$3.40	$4.75	$1.35

#: The fair value of the common stock on September 28, 2010 was estimated based on the market share price.

Management consider there were beneficial conversion feature for Series B convertible preferred stock and the intrinsic values for Series B convertible preferred stock of $7,290,014 were recorded as a deemed dividend at the commitment dates. The accretion to the Series B convertible preferred stock was charged against retained earnings in the consolidated statement of stockholders’ equity and comprehensive income (loss).

The significant terms of the Series B convertible preferred stock are as follows:

Conversion

At any time on or after the issuance date, the holders of Series B convertible preferred stock may convert any shares of Series B convertible preferred stock into a number of the Company’s common stock equal to the quotient of $3.75 per share of the Series B convertible preferred stock, plus any accrued but unpaid dividend, divided by the then conversion price.

The initial conversion price per share is $3.75 for the Series B convertible preferred stock, which is subject to certain anti-dilutive conversion price adjustments.

The Series B convertible preferred stock shall be automatically converted into common stock (in the same conversion equivalence as described above) upon third year anniversary of issuance dates of Series B convertible preferred stock.

Voting Rights

The Series B convertible preferred stock shall have no voting rights with the common stock or other equity securities of the Company other than a couple of class voting rights on matters that will affect the rights of the stockholders of Series B convertible preferred stock.

Dividends

Fixed dividends, based on the following pre-determined formula, will be accrued and cumulative from and after the date of the initial issuance of the Series B convertible preferred stock, which are payable on a quarterly basis.

- Annual dividends are determined as 6% of $3.75 for each share of the Series B convertible preferred stock.

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

Note 24 – Share-based Compensation

(a)
On April 19, 2010, the Group issued 88,000 shares of common stock to Hayden Communications International, for the investor related services they will provide for a 12 months period. All the shares vested immediately after the signature of the agreement.  The related expenses for the three months and nine months ended September 30, 2010 were $52,790 and $94,105, respectively.

On April 19, 2010, the Group issued 48,000 shares of common stock to Chesapeake Group, Inc, for the investor related services they will provide in a period of 12 months. The related expenses for the three months and nine months ended September 30, 2010 were $41,550 and $95,310, respectively.

On April 19, 2010, the Group issued 50,000 shares of common stock to Hampton Growth Resources, LLC, for the investor related services they will provide for a 12 months period. The related expenses for the three months and nine months ended September 30, 2010 were $48,125 and $77,875, respectively.

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

For the nine months ended September 30, 2010, share-based compensation expenses related to employee stock options charged to general and administrative expenses in the consolidated statements of operations were $371,251 and nil, respectively. As of September, 2010, there were unrecognized compensation costs related to employee stock options of approximately $4,406,157. These costs are expected to be recognized on a straight-line basis, over the remaining weighted average service period of 2.66 years.

For the nine months ended September 30, 2010, share-based compensation expenses related to non-employee stocks and stock options recorded in general and administrative expenses in the consolidated statements of operations were $142,465 and $131,730, respectively. For the nine months ended September 30, 2009, share-based compensation expenses related to non-employee stocks and stock options were nil.

As of September 30, 2010, unrecognized compensation costs related to service providers stocks and stock options were approximately $297,745 and $636,042, respectively. These costs are expected to be recognized over a remaining vesting period of 0.55 year and 2.75 years respectively.

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

Note 25 – Restatement of Income Taxes, Earnings Per Share and Reclassification of Series Preferred Shares

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

Management’s initial review of its Series A and Series B preferred stock concluded that stock was permanent equity since we believe that there was no redemption provision at the option of the holders that is not within the control on the Company on or after the agreed upon date.  However, following addition consideration and review, management has not concluded that as a result of certain merger and acquisition activity there exists one potential situation where a redemption provision could occur that is outside the control of the Company.  Accordingly, the Series A and Series B preferred stock has now been classified as temporary equity.

In August 2010, the PRC government enacted a regulation that states, for the period from January 1, 2010 to December 31, 2010, domestically purchased heavy oil to be used for producing ethylene and aromatics products would be exempted from a consumption tax. In addition, the consumption tax paid for imported heavy oil would be refunded if it was used for producing ethylene and aromatics products. Given all the Group’s imported heavy oils are (to be) used for producing of ethylene and aromatics products, the Group recognizes consumption tax refund receivable when the consumption tax has been paid and the relevant heavy oils have been used for production. Originally, Management accounted initial effective of this policy as a tax receivable of approximately $8.3 million in the quarter ending September 30, 2010.  After additional review and analysis of the policy, Management now believes that the policy is retroactive to January 2010 and it should be accounted for retroactively in the period we the tax receivable was earned.  Accordingly, Management has now adopted the policy retroactively and records an estimated consumption tax refund amounting to $27,850,000, of which $25,110,000 has been recorded as deduction from cost of goods sold and $2,740,000 as deduction from inventories, respectively.

Originally we accrued the 2nd quarter dividend for Series A shareholders in the 3rd quarter.  We have revised to accrue the 2nd quarter dividend in the same quarter.

The effect of restatement is as follows:

Consolidated Balance Sheet
 (Unaudited)
	Before Restatement	After Restatement	Effect of Change

Assets
Current assets:
Cash and cash equivalents	$44,932,623	$44,932,623
Restricted cash	68,422,905	68,422,905
Trade notes receivable	3,292,506	3,292,506
Inventories	77,135,949	77,135,949
Advance payments	18,173,457	18,173,457
Prepaid taxes	29,617,022	22,270,047	(7,346,975)
Tax refund receivable	8,171,637	28,345,187	20,173,550
Due from unrelated parties	-	-
Deferred tax assets	105,631	-	(105,631)
Other current assets	379,515	379,515
Total current assets	250,231,245	262,952,189	12,720,944

Property, plant and equipment, net	129,086,205	129,086,205

Intangibles, net	12,256,149	12,256,149

Total assets	$391,573,599	$404,294,543	12,720,944

Liabilities
Current liabilities:
Accounts payable – trade and accrued expenses	$57,040,944	$57,040,944
Accounts payable – construction related	21,625,440	21,625,440
Short-term bank loans	123,104,239	123,104,239
Notes payable	52,844,100	52,844,100
Current portion of long-term bank loans	20,508,900	20,508,900
Advances from customers	23,151,303	23,151,303
Dividend payable	694,784	694,784
Due to former shareholder	-	-
Due to unrelated parties	-	-
Other current liabilities	272,797	272,740	(57)
Total current liabilities	299,242,507	299,242,450	(57)

Long-term bank loans	19,461,000	19,461,000

Total liabilities	318,703,507	318,703,450	(57)

Equity
Temporary Equity
Series A convertible preferred stock,
$0.001 par value, 20,000,000 shares authorized,
6,738,336 shares issued and outstanding at September 30, 2010	-	21,018,143	21,018,143

Series B convertible preferred stock,
$0.001 par value, 20,000,000 shares authorized,
5,400,010 shares issued and outstanding at September 30, 2010	-	16,701,565	16,701,565

Stockholders’ equity:
Series A preferred stock, $0.001 par value, 20,000,000 shares authorized, 6,738,336 shares issued and outstanding at
September 30, 2010	6,738	-	(6,738)
Series B preferred stock, $0.001 par value, 20,000,000 shares authorized, 5,400,010 shares issued and outstanding at
September 30, 2010	5,400	-	(5,400)
Series M preferred stock, $0.001 par value, 47,658 shares
authorized, issued and outstanding at September 30, 2010	48	48
Common stock, $0.001 par value, 50,000,000 shares authorized,
3,181,504 issued and outstanding at September 30,2010	3,182	3,182
Additional paid-in capital	62,428,778	25,358,650	(37,070,128)
Retained earnings (deficit)	7,187,770	19,050,390	11,862,620
Accumulated other comprehensive income	3,238,176	3,459,115	220,939
Total stockholders’ equity	72,870,092	47,871,385	(24,998,707)
Total equity	72,870,092	85,591,093	12,721,001
Total liabilities and equity	$391,573,599	$404,294,543	12,720,944

Consolidated Statement of Operation and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months			For the Nine Months
	Ended September 30, 2010			Ended September 30, 2010
	Before Restatement	After Restatement	Effect of Change	Before Restatement	After Restatement	Effect of Change

Sales	$151,343,966	$151,343,966		$400,713,069	$400,713,069

Cost of sales	138,277,229	118,594,880	(19,682,349)	370,185,046	350,502,697	(19,682,349)

Gross profit	13,066,737	32,749,086	19,682,349	30,528,023	50,210,372	19,682,349

Operating expenses
Selling expenses	97,871	97,871		441,284	441,284
General and administrative expenses	1,645,321	2,157,939	512,618	3,539,109	4,176,551	637,442
Total operating expenses	1,743,192	2,255,810	512,618	3,980,393	4,617,835	637,442

Income (loss) from operations	11,323,545	30,493,276	19,169,731	26,547,630	45,592,537	19,044,907

Other income (expenses):
Interest expense, net	(3,850,777)	(3,850,712)	65	(6,514,240)	(6,514,174)	66
Non-operating income (expense)	1,897,007	1,897,007		1,906,606	1,906,606
Total other expenses	(1,953,770)	(1,953,705)	65	(4,607,634)	(4,607,568)	66

Income (loss) before provision for income Taxes	9,369,775	28,539,571	19,169,796	21,939,996	40,984,969	19,044,973

Provision (benefit) for income taxes
Current tax provision	1,477,677	7,383,399	5,905,722	3,392,623	10,574,976	7,182,353
Deferred tax benefit	-			-	-
Total	1,477,677	7,383,399	5,905,722	3,392,623	10,574,976	7,182,353

Net income (loss) attributable to Keyuan Petrochmicals, Inc. stockholders	7,892,098	21,156,172	13,264,074	18,547,373	30,409,993	11,862,620

Dividends to Series A preferred stockholders	-	396,300	684,798	-	684,798	684,798

Dividends to Series B preferred stockholders	-	9,986	9,986	-	9,986	9,986

Net income (loss) attributable to Keyuan Petrochemicals, Inc. common stockholders	7,892,098	20,749,886	12,569,290	18,547,373	29,715,210	11,167,837

Other comprehensive income
Foreign currency translation adjustment	1,976,139	2,202,386	226,247	2,175,395	2,396,334	220,939

Comprehensive Income (loss)	$9,868,237	$23,358,558	13,490,321	$20,722,768	$32,806,327	12,083,559

Earnings (loss) per share
Attributable to common stock
-Basic	$2.26	$0.41	(1.85)	$9.56	$0.60	(8.96)
-Diluted	$0.14	$0.37	0.23	$0.35	$0.57	0.22

Attributable to Series M preferred stocks
-Basic	$0.00	$408.14	408.14	$0.00	$599.99	599.99
-Diluted	$0.00	$365.09	365.09	$0.00	$567.25	567.25

Weighted average number of common shares outstanding
Basic	3,181,504	3,181,504		1,867,972	1,867,972
Diluted	57,948,173	57,948,173		53,609,751	53,609,751

Consolidated Statement of Cash flows
(Unaudited)

	For the Nine Months Ended September 30, 2010
	Before Restatement	After Restatement	Effect of Change

Cash flows from operating activities:
Net income (loss)	$18,547,373	$30,449,993	11,902,620
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Share-based payments	132,828	770,270	637,442
Depreciation and amortization	6,374,361	6,374,361
Deferred tax assets	3,392,689	3,496,430	103,741
Changes in current assets and current liabilities:
Notes receivable	(2,833,738)	(2,833,738)
Inventories	(43,112,327)	(43,112,327)
Advance payments for raw materials	(10,420,393)	(10,420,393)
Prepaid taxes	(13,655,138)	(6,085,388)	7,569,750
Tax refund receivable	(8,171,637)	(28,345,187)	(20,173,550)
Other current assets	209,357	209,357
Accounts payable – trade and accrued expenses	53,154,501	53,154,501
Advances from customers	6,154,441	6,154,441
Dividends payable	694,784	694,784
Other current liabilities	(22,713)	(22,713)
Total adjustments	(8,102,985)	(20,660,386)	(12,557,401)

Net cash provided by (used in) operating activities	10,444,388	9,749,607	(694,781)

Cash flows from investing activities:
Advance payments for construction in progress	-	-
Due from unrelated parties	1,071,478	1,071,478
Additions to property and equipment	(781,468)	(781,468)
Additions to intangible assets	(5,900,639)	(5,900,639)
Accounts payable – construction related	(24,248,530)	(24,248,530)

Net cash used in investing activities	(29,859,159)	(29,859,159)

Cash flows from financing activities:
Restricted cash	(61,205,447)	(61,205,447)
Proceeds from short-term bank loans	37,854,656	37,854,656
Proceeds from bank notes	38,169,758	38,169,758
Due to former shareholder	(735,500)	(735,500)
Due to unrelated parties	(956,150)	(956,150)
Repayment of long-term bank loans	(5,884,000)	(5,884,000)
Capital contribution in cash	-	-
Proceeds from issuance of preferred stock and warrants	42,081,321	42,081,321
Preferred stock dividends declared	(694,784)	(694,784)

Net cash provided by financing activities	48,629,854	49,324,638	694,784

Effect of foreign currency translation on cash	1,686,885	1,686,882	3

Net increase in cash and cash equivalents	30,901,968	30,901,968

Cash and cash equivalents – beginning of period	14,030,655	14,030,655

Cash and cash equivalents – ending of period	$44,932,623	$44,932,623
Supplemental schedule of non cash activities:
Preferred stock dividends declared	$-	$694,784	694,784

26        Related Party Transactions and Relationships

The Company considers all transactions with the following parties to be the related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder
Mr. Jicun Wang	Principal stockholder
Mr. Peijun Chen	Principal stockholder
Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang
Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan
Mr. Weifeng Xue	Vice President of Accounting, Ningbo Keyuan
Mr. Hengfeng Shou	Vice President of Sales, Ningbo Keyuan
Petrochemical
Ningbo Kewei Investment Co., Ltd.	A company controlled by Mr. Tao
(Ningbo Kewei)
Ningbo Pacific Ocean Shipping Co., Ltd	100% ownership by Mr. Wang
(Ningbo Pacific)
Ningbo Hengfa Metal Product Co., Ltd	100% ownership by Mr. Chen
(Ningbo Hengfa, former name "Ningbo Tenglong")
Shandong Tengda Stainless Steel Co., Ltd	100% ownership by Mr. Chen
(Shandong Tengda)
Ningbo Xinhe Logistic Co., Ltd
(Ningbo Xinhe)	10% ownership by Ms. Huang
Ningbo Kunde Petrochemical Co, Ltd.	Mr. Tao’s mother was a 65% nominee shareholder
(Ningbo Kunde)	for Mr. Hu, a third party
Ningbo Jiangdong Jihe Construction Materials	Controlled by Mr. Xue’s Brother-in-law
Store (Jiangdong Jihe)
Ningbo Wanze Chemical Co., Ltd	Mr. Tao’s sister-in-law is the legal representative
(Ningbo Wanze)
Ningbo Zhenhai Jinchi Petroleum Chemical	Controlled by Mr. Shou
Co., Ltd (Zhenhai Jinchi)

Related party transactions and amounts outstanding with the related parties as of and for the three months ended June 30, 2011 and 2010 are summarized as follows:

	Three months ended September 30,
	2010	2009
Sales of products (a)	$38,796,256	$7,362,101
Purchase of raw material (b)	$14,170,598	$2,530,203
Purchase of transportation services (c)	$332,419	$313,349
Credit line of guarantee provision for bank borrowings (d)	$33,097,500	$-4,367,225
Short-term financing from related parties (e)	$12,479,262	$5,421,870
Short-term financing to related parties (e)	$12,839,420	$5,421,870

	Nine months ended September 30,
	2010	2009
Sales of products (a)	$85,983,117	$7,362,101
Purchase of raw material (b)	$19,850,135	$2,530,203
Purchase of transportation services (c)	$3,376,808	$313,349
Credit line of guarantee provision for bank borrowings (d)	$158,132,500	$47,844,275
Short-term financing from related parties (e) $	14,415,800	$12,061,491
Short-term financing to related parties (e)	$14,505,958	$12,061,491

(a)
The Group sold finished products of $35,723,405 and $7,362,101 to Ningbo Kunde for the three months ended September 30, 2010 and 2009, respectively. Sales to Zhenhai Jinchi for the three months ended September 30, 2010 and 2009 were $2,940,964 and $0, respectively.

The Group sold finished products of $79,072,843 and $7,362,101 to Ningbo Kunde for the nine months ended September 30, 2010 and 2009, respectively. The prices were based on market prices at the time of transactions. There were outstanding amounts of $3,955,536 and $47,896 received in advance from Kunde as of September 30, 2010 and 2009, respectively. Sales to Zhenhai Jinchi for the nine months ended September 30, 2010 and 2009 were $6,910,274 and $0 with no outstanding balance.

(b)
The Group purchased raw materials of $14,154,723 and $2,530,203 from Ningbo Kunde during the three months ended September 30, 2010 and 2009, respectively with no outstanding balance.

The Group purchased raw materials of $4,440,207 from Ningbo Kewei during the nine months ended September 30, 2010 with no outstanding amount payable to Ningbo Kewei at the nine months ended in respect of these purchase transactions. The Group purchased raw materials of $15,409,928 and $2,530,203 from Ningbo Kunde during the nine months ended September 30, 2010 and 2009, respectively.

(c)
The Group purchased transportation services of $323,910 and $313,349 from Ningbo Xinhe during the three months ended September 30, 2010 and 2009, respectively. The Group purchased transportation services of $3,376,808 and $313,349 from Ningbo Xinhe during the nine months ended September 30, 2010 and 2009, respectively, and amounts owed to Ningbo Xinhe as of September 30, 2010 and 2009 in respect of these purchase transactions was $0 and $142,093, respectively.

(d)	Guarantees for Bank Loans

	Guarantee provided(withdrawn)during		Guarantee provided during
	The three months ended September 30		The nine months ended September 30
	2010	2009	2010	2009

Mr. Tao	$-	$11,768,000	$79,434,000	$26,478,000
Jicun Wang and Chen	$-	$-	$-	$28,684,500
Ningbo Kewei	$33,097,500	$-	$74,285,500	$-
Ningbo Pacific	$-	$-	$4,413,000	$-
Ningbo Hengfa	$-	$(15,254,270)	$-	$(6,428,270)
Shandong Tengda	$-	$(889,955)	$-	$(889,955)
	$33,097,500	$(4,367,225)	$158,132,500	$47,844,275

	Guarantee utilized as of
	September 30,	December 31,
	2010	2009
Mr. Tao	$35,928,000	$30,807,000
Jicun Wang and Chen	$-	$14,670,000
Ningbo Kewei	$7,485,000	$3,667,500
Ningbo Pacific	$15,315,546	$24,498,900
Ningbo Hengfa	$39,371,100	$41,516,100
Shandong Tengda	$898,200	$880,200

(e)	Short-term financing transactions with related parties

	Three Months Ended September 30
	2010			2009
	From	To	Balance	From	To	Balance
Ningbo Kewei	4,100	(4,100)	-	3,383,457	(3,383,457)	-
Ningbo Kunde	6,774,800	(6,774,800)	-	(2,038,413	(2,038,413)	-
Jiangdong Jihe	3,236,200	(3,326,358)	(91,571)	-	-	-

	12,749,262	(12,839,420)	(91,571)	5,421,870	(5,421,870)	-

	Nine Months Ended September 30
	2010			2009
	From	To	Balance	From	To	Balance

Ningbo Kewei	1,471,000	(1,471,000)	-	4,072,336	(4,072,336)	-
Ningbo Kunde	9,708,600	(9,708,600)	-	(7,989,155)	(7,989,155)	-
Jiangdong Jihe	3,236,200	(3,326,358)	(91,571)		-	-

	14,415,800	(14,505,958)	(91,571)	12,061,491	(12,061,491)	-

Historically the Group and its related parties have provided short-term financing to each other.  The financing consisted of cash advance and bills receivable. No interest was charged between the parties.

	Three months ended September 30, 2010		Three months ended September 30, 2009
	Bills received	Bills repaid	Bills received	Bills repaid

Jiangdong Jihe	$2,734,162	$4,589,520	$-	$-

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Bills received	Bills repaid	Bills received	Bills repaid

Jiangdong Jihe	$2,734,162	$4,589,520	$-	$-

(f)	Amount due from related parties consist of the following:

	September 30,	December 31,
	2010	2009
Related Party
Ningbo Kunde	$-	$-
Executives	$-	$261,493
Mr. Tao	$-	$-
	$-	$261,493

Amount due from executives represents advances made for business expenses for which reimbursement claims have not been received as of December 31, 2009.

(g)	Amount due to related parties consists of the following:

	September 30,	December 31,
	2010	2009
Related Party

Former shareholders	$-	733,500
Ningbo Kunde	$3,955,536	3,174,588
Jiangdong Jihe	91,751	-
Ningbo Xinhe	-	598,308
	$4,047,287	$4,506,396

Amount due to related parties represent balances due for raw materials purchase and freight.

Note 27 – Subsequent Events

(a)           On October 30, 2010, the Company paid dividends of approximately $695,000 to holders of our Series A Convertible Preferred Stock. The Dividend to the Series A convertible stockholder was calculated at the per annum rate of 6% of the liquidation preference amount of the Series A preferred stock. The Dividends on the Series A shall be cumulative from and after the date of the initial issuance of the Series A Preferred Stock and continue until such share is fully converted.  Per the terms of the Series A Designation, the initial Dividend payment was due 30 days following the last day of September.

(b)           On November 4, 2010, the Company exercised its mandatory conversion rights under the terms of the Series A Preferred Stock to convert all of outstanding shares of its Series A 6% Cumulative Convertible Preferred Stock into a total of 6,132,032 shares of Common Stock, $0.001 par value per share. As a result, following the conversion, all 6,132,032 shares of Series A Preferred Stock that had been outstanding will be cancelled and will be automatically converted, without any delivery of conversion notice required on the part of the holders of Series A Preferred Stock. As of the date hereof, the Company has 9,919,840 shares of Common Stock outstanding. Dividends on the Series A Preferred Stock accrued through November 3, 2010 and amounted to approximately $143,000 and will be paid to the holders of Series A Preferred Stock on the regularly scheduled payment date of January 31, 2011. As a result of foregoing, as of November 4, 2010, the Company will no longer incur the Series A Dividend that was payable quarterly, at the rate of 6% per annum for each outstanding share, payable in cash or common stock dividends, as applicable.

(c)           The Company’s former auditor, KPMG, LLP (“KPMG”), brought certain issues to the Company’s Audit Committee’s attention through a March 28, 2011 memorandum and an April 18, 2011 letter (collectively, the “KPMG Memoranda”).  KPMG requested that the Company’s Audit Committee conduct an independent investigation (the “Investigation”) into those issues.  On March 31, 2011, the Audit Committee elected to commence such independent Investigation and engaged the services of independent counsel, Pillsbury Winthrop Shaw Pittman LLP (“Pillsbury”), which in turn engaged the services of Deloitte Financial Advisory Services LLP (“Deloitte”), as independent forensic accountants, and King & Wood, as Audit Committee counsel in the People’s Republic of China (“PRC”).  Pillsbury, Deloitte and King & Wood are collectively referred to herein as the “Investigation Team.”  On September 28, 2011 the investigation was completed. The Investigation identified possible violations of PRC laws and U.S. Securities laws, including the maintenance of an off-balance sheet cash account that was used primarily to pay service providers and other Company related expenses. Total activity in the off-balance sheet cash account amounted to approximately $800,000 through December 31, 2010 with a net income statement effect of approximately $12,000, and $400,000 for the period from January 1, 2011 to March 31, 2011, with a net income statement effect of approximately $192,000, at which time the Company ceased its use.  The Investigation identified certain other issues that could result in potential violations of PRC or U.S. laws.  The Company is working with its legal counsel to evaluate the matters identified in the Investigation and to determine the extent to which the Company may be exposed to fines and penalties.  In addition, the Company has retained a Foreign Corrupt Practices Act (“FCPA”) expert to review potentially relevant transactions and to assist the Company with the design and implementation of a detailed FCPA program.  The Company has preliminarily concluded that the extent to which it may be exposed in the PRC is limited.  However, management is currently unable to determine the final outcome of these matters and their possible effects on the consolidated financial statements.

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three and nine months ended September 30, 2010 and 2009

	For the three months Ended September 30,		For the nine months Ended September 30,
	2010	2009	2010	2009

Sales	$151,343,966	$7,362,101	$400,713,069	$7,362,101
Cost of sales	118,594,880	6,091,133	350,502,697	6,091,133
Gross profit	32,749,086	1,270,968	50,210,372	1,270,968

Operating expenses
Selling expenses	97,871	3,404	441,284	3,404
General and administrative expenses	2,157,939	839,699	4,176,551	2,076,292
Total operating expenses	2,255,810	843,103	4,617,835	2,079,696

Gain (loss) from operations	30,493,276	427,865	45,592,537	(808,728)

Other income (expenses):
Interest expense, net	(3,850,712)	(568,242)	(6,514,174)	(821,421)
Non-operating income (expenses)	1,897,007	(86,426)	1,906,606	(227,332)
Total other Income(expenses)	(1,953,705)	(654,668)	(4,607,568)	(1,048,754)

Income (loss) before provision for income tax	28,539,571	(226,803)	40,984,969	(1,857,482)
Provision(benefit) for income tax	7,383,399	(56,700)	10, 574,976	(464,370)
Income (net) loss	21,156,172	(170,103)	30,409,993	(1,393,112)
Other comprehensive income
Foreign currency translation adjustment	2,202,386	24,841	2,396,334	20,363
Comprehensive income (loss)	$23,358,558	$(145,262)	$32,806,327	(1,372,749)

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

Cost of Sales: For the three months ended September 30, 2010, our cost of sales was approximately $118,594,880 as compared to cost of sales $6,091,000 for the same period in 2009. Our cost of sales was approximately $350,502,697 for the nine months ended September 30, 2010 and cost of sales was $6,091,000 for the same period in 2009.  Our cost of sales are primarily composed of the costs of raw materials (mainly heavy oil, benzene and carbinol, including applicable raw material taxes), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The substantial increase in our cost of sales was due to the commencement of full scale production and distribution continuing from the fourth quarter of 2009. In August 2010, the PRC government enacted a policy in order to level the playing field for all Olefin chemical producers and promote the healthy development of Olefin chemical industry. The policy states that heavy oil purchased domestically and used as raw materials for producing ethylene and aromatics products in the year 2010 will be exempted from consumption tax and imported heavy oil used for producing ethylene and aromatics products will receive a consumption tax rebate. Keyuan is an eligible company to benefit from this tax policy and started to capture the benefit of this tax rebate in the third quarter of 2010, reducing the Cost of Sales in the amount of approximately $19.68million.

Gross Profit: Gross profit for the three months ended September 30, 2010 was approximately $32,749,000 as compared to gross profit of $1,271,000 for the comparable period in 2009. For the nine months ended September 30, 2010, we generated gross profit of roughly$50,210,000, as compared to gross profit of $1,271,000 for the comparable period in 2009.  Increase of our gross profit was due to the commencement of full scale production and sales activities from the fourth quarter of 2009. Starting from the first quarter of 2010, our cost of sales was lower than our revenue and we generated positive gross profit. We believe that we are beginning to capitalize on the investment in our infrastructure and this trend will continue during the remainder of our 2010 fiscal year and beyond. Management is looking to continue to improve overall gross margin through higher production yield and favorable product mix.

Operating Expenses: Operating expenses including selling expenses, general and administrative expenses were approximately $2,256,000 for the three months ended September 30, 2010 as compared to approximately $843,100 for the same period in 2009, an increase of $1,412,900 or approximately 168%. Selling expenses were approximately $98,000 for the three months ended September 30, 2010 compared to selling expenses of approximately $3,400 for the comparable period in 2009. General and administrative expenses were approximately $2,158,000 for the three months ended September 30, 2010 as compared to approximately $840,000 for the comparable period in 2009. The increase of these major expenses was mainly due to the commencement of full scale production and distribution activities.

For the nine months ended September 30, 2010, operating expenses including selling expenses, and general and administrative expenses, were approximately $4,618,000 as compared to roughly $2,080,000 for the comparable period in 2009.  This was an increase of about $2,538,000 or almost 122%. Selling expenses were approximately $441,000 for the nine months ended September 30, 2010, compared to selling expenses of approximately $3,400 for the comparable period in 2009. General and administrative expenses were roughly $4,176,500 and $2,076,000 for the nine months ended September 30, 2010 and 2009, respectively. The increase of these major expenses was due to the commencement of full scale production and distribution activities.  Management expects that general and administrative expenses may continue to rise as we expand operations.  Some of this expected increase will likely due to various public company expenses including issuing stock options, stock compensations and legal expenses.

Interest Expense: Interest expense for the three months ended September 30, 2010 was roughly $3,851,000 as compared to interest expense of $568,000 for the three months ended September 30, 2009. For the nine months ending September 30, 2010, interest expense was roughly $6,514,000 as compared to interest expense of approximately $821,000 for the comparable period in 2009. The increase in interest expense was primarily due to the significant increase of our short-term bank loans borrowed in 2009 and 2010 which were used to fund our working capital and ensure regular operation of our production and distribution. As we move forward with full operations and production, management believes that the interest expense will stay at current level for the remainder of 2010 fiscal year.  However, interest expense could increase in future years if we are forced to fund most of our expansion plans via debt as opposed to additional equity and/or reinvestment of profits.

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

Net Income/loss: Net income for the three months ended September 30, 2010 was approximately $21,156,000 compared to net loss of approximately $170,000 for the three months ended September 30, 2009, an increase of approximately $21,451,000. Net income for the nine months ended September 30, 2010 was approximately $30,410,000 as compared to a net loss of approximately $1,393,000 in the same period in 2009.  This increase was the result of the beginning of normal operations in 2010. Management believes that this trend will continue during our 2010 fiscal year and beyond.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $2,202,389 for the three months ended September 30, 2010. The balance sheet amounts with the exception of equity at September 30, 2010 and December 31, 2009 were translated both at RMB 6.680 and RMB 6.817 to 1.00 U.S. dollar. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended September 30, 2010 and 2009 were RMB6.780 and RMB 6.841 to 1.00 U.S. dollar.

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

 Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in) operating activities	9,749,607	(34,530,345)
Net cash used in investing activities	(29,859,159)	(47,437,689)
Net cash provided by financing activities	49,324,638	86,719,909

Net cash provided by operating activities was $9,749,607 for the nine months ended September 30, 2010 as compared to net cash used in operations of approximately $34,530,000 for the same period in 2009. The increase in cash provided by operations was primarily due to the beginning of normal production and distribution.

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

Net cash provided by financing activities amounted to $49,324,638 for the nine month ended September 30, 2010. Net cash provided by financing activities was approximately $86,720,000 for the same period in 2009. Financing cash used in 2010 was mainly the result of letter of credit deposit for purchase of imported raw materials. Financing cash provided in 2010 was primarily the net proceeds received from the April-May and September private financings in 2010 . In 2009, the net cash provided by financing activities was primarily the result of short-term bank loans and addition of cash capital contribution.

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

At September 30, 2010, we had a cash balance of approximately $44,933,000.  Prior to the completion of our initial preferred stock financing, working capital had been primarily financed with various forms of short and long bank loans as outlined above. Since May 2010, we have partially funded our working capital using the proceeds we obtained from the April-May 2010 private financing and September 2010 private financing.  As of September 30, 2010, we had retained earnings of roughly $19,688,000, as compared to an accommodated deficit of approximately $10,665,000 as of December 31, 2009.

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