Form 10-Q
period 2011-03-31
Keyuan Petrochemicals, Inc.
filed 2011-11-01
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of October 31, 2011, the Registrant has 57,579,490 shares of common stock outstanding and 5,400,010 shares of Series B Preferred Stock outstanding.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Interim Report on Form 10-Q (this “Form 10-Q”) to the “Company,” “Keyuan”, “we”, “us” or “our” are references to the combined business of Keyuan Petrochemicals, Inc. and its consolidated subsidiaries.  References to “Keyuan International” are references to our wholly-owned subsidiary, Keyuan International Group Limited”; references to “Keyuan HK” are references to our wholly-owned subsidiary, Keyuan Group Limited; references to “Ningbo Keyuan” are references to our wholly-owned subsidiary, Ningbo Keyuan Plastics Co.,Ltd.; references to “Ningbo Keyuan Petrochemicals” are to our wholly-owned subsidiary, Ningbo Keyuan Petrochemicals Co., Ltd. References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

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

PART I – FINANCIAL INFORMATION

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
	Note	2011	2010
		(unaudited)
ASSETS
Current assets:
Cash	3	$50,755,191	$29,336,241
Pledged bank deposits		117,668,482	98,053,146
Bills receivable		9,393,557	9,194,513
Inventories	4	54,786,605	86,831,556
Prepayments to suppliers	5	18,662,430	14,071,219
Consumption tax refund receivable	6	24,968,205	39,144,688
Amounts due from related parties	22	5,382,675	5,332,193
Other current assets	7	31,439,959	28,608,833
Deferred income tax assets		473,012	469,914

Total current assets		313,530,116	311,042,303

Property, plant and equipment, net	8	140,956,246	129,781,304
Intangible assets, net	9	1,026,589	1,045,466
Land use rights	10	11,064,321	11,099,875
Prepayment for property, plant and equipment	5	3,216,373	-

Total assets		$469,793,645	$452,968,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	11	$147,120,780	$135,768,634
Bills payable		50,696,400	60,224,900
Current portion of long-term bank borrowings	12	4,581,000	17,445,500
Accounts payable		120,789,027	92,225,936
Advances from customers	13	8,641,382	10,479,217
Accrued expenses and other payables	14	16,167,041	18,205,110
Income taxes payable	17	7,569,366	10,699,778
Dividends payable		3,838,677	234,393
Amounts due to related parties	22	133,170	115,535

Total current liabilities		359,536,843	345,399,003
Long-term bank borrowings	12	15,270,000	15,170,000

Total liabilities		374,806,843	360,569,003

Series B convertible preferred stock:
Par value: $0.001; Authorized: 5,400,010 shares
6% cumulative dividend with liquidation preference
over common stock
Issued and outstanding: 5,400,010 shares,
liquidation preference of $20,250,000		16,701,565	16,701,565

Commitments and contingencies	18	-	-

Stockholders’ equity:
Series M convertible preferred stock:
Par value: $0.001; Authorized: 47,658 shares;
Issued and outstanding: nil on March 31, 2011 and
on December 31, 2010		-	-
Common stock:
Par value: $0.001; Authorized: 100,000,000 shares;
Issued and outstanding: 57,578,990 shares on March 31, 2011
and 57,577,840 on December 31, 2010		57,579	57,578
Additional paid-in capital		47,651,737	47,012,061
Statutory reserve		3,075,356	3,075,356
Accumulated other comprehensive income		3,867,714	3,310,416
Retained earnings		23,632,851	22,242,969

Total stockholders’ equity		78,285,237	75,698,380

Total liabilities and stockholders' equity		$469,793,645	$452,968,948

See accompanying notes to the condensed consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CONPREHENSIVE INCOME (UNAUDITED)

		Three Months Ended March 31,
	Note	2011	2010

Sales
Third parties		$124,154,798	$96,554,477
Related parties	22	22,609,819	20,817,409

Total Sales		146,764,617	117,371,886

Cost of sales
Third parties		113,814,197	88,923,328
Related parties	22	20,299,359	19,633,114

Cost of sales		134,113,556	108,556,442

Gross profit		12,651,061	8,815,444

Selling expenses		539,132	84,512
General and administrative expenses		3,235,080	805,532

Total operating expenses		3,774,212	890,044

Income from operations		8,876,849	7,925,400

Other income (expense):
Interest income		906,944	18,232
Interest expense		(3,196,629)	(1,091,757)
Other income (expense), net		879,130	(109,203)

Total other expense, net		(1,410,555)	(1,182,728)
Income before income taxes		7,466,294	6,742,672

Income tax expense	17	2,252,151	1,687,514

Net income attributable to Keyuan
Petrochemicals Inc. stockholders		5,214,143	5,055,158

Dividends to Series B convertible
preferred stockholders	15	296,260	-

Net income attributable to Keyuan
Petrochemicals Inc. common stockholders		$4,917,883	$5,055,158

Net income attributable to Keyuan Petrochemicals Inc. stockholders		5,214,143	5,055,158
Foreign currency translation adjustment		557,297	2,302

Comprehensive income		$5,771,440	5,057,460

Earnings per share:
Attributable to common stock:
- Basic	19	$0.09	$0.11
- Diluted	19	$0.08	$0.11

Weighted average number of shares of common stock used in calculation
Basic	19	57,578,300	47,658,000
Diluted	19	63,880,139	47,658,000

See accompanying notes to the condensed consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$5,214,143	$5,055,157
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Disposal loss (gain) of property and equipment	3,483	-
Depreciation	2,500,670	2,032,136
Amortization	25,680	24,747
Land use rights amortization	108,353	42,107
Deferred income tax expense	-	1,687,514
Share-based compensation expense	668,427	-
Changes in operating assets and liabilities:
Bills receivable	(137,963)	(5,611,676)
Inventories	32,506,267	(20,693,412)
Prepayments to suppliers	(4,611,229)	(7,183,075)
Consumption tax refund receivable	14,385,368	-
Other current assets	(5,762,117)	(5,126,418)
Accounts payable	13,330,081	41,193,379
Advances (to) from customers	(1,950,637)	(13,363,257)
Income taxes payable	(3,190,044)	(219,975)
Accrued expenses and other payables	(442,096)	34,268

Net cash provided by (used in) operating activities	52,648,387	(2,128,505)

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	10,448	-
Purchase of property, plant and equipment,
including capitalized interest	(46,014)	(9,498,013)

Net cash used in investing activities	(35,566)	(9,498,013)

Cash flows from financing activities:
Pledged bank deposits used for bank borrowings	(18,904,378)	(9,828,900)
Proceeds from short-term bank borrowings	40,705,375	10,998,750
Repayment of short-term bank borrowings	(30,283,820)	(6,599,250)
Proceeds from bills payable	33,175,240	8,652,350
Prepayment of bills payable	(43,066,940)	-
Repayments of long-term bank borrowings	(12,935,300)	-
Short-term financing from related parties	7,738,095	1,466,500
Short-term financing to related parties	(7,609,000)	(1,466,500)
Repayment to Ningbo Litong (Note 22)	-	(953,225)
Repayments to related parties	-	(733,250)
Proceeds from warrants exercise	4,865	-
Dividends paid	(219,976)	-

Net cash (used in) provided by financing activities	(31,395,839)	1,536,475

Effect of foreign currency exchange rate changes on cash	208,968	(91)

Net increase in cash	21,418,950	(10,090,134)

Cash at beginning of quarter	29,336,241	14,030,655

Cash at end of quarter	$50,755,191	$3,940,521

Supplemental disclosure of cash flow information:
Income taxes paid	$5,442,195	$-
Interest paid, net of capitalized interest	3,196,629	1,091,757
Dividends accrued	296,260	-
Non-cash financing activities:
Accounts Payable for purchase of property, plant and equipment	12,736,521	(7,539,447)

See accompanying notes to the condensed consolidated financial statements.

1       ORGANIZATION AND DESCRIPTION OF BUSINESS

(a)    Organization

Keyuan Petrochemicals, Inc. (the “Company”) was incorporated in the State of Texas on May 4, 2004 in the former name of “Silver Pearl Enterprises, Inc”.

On April 22, 2010, Silver Pearl Enterprises, Inc., a U.S. public shell company (now known as the Company) entered into a share exchange agreement (the “Exchange Agreement”) with Keyuan International Group Limited (“Keyuan International”), a privately held investment holding company organized on June 11, 2009 under the laws of the British Virgin Islands, Delight Reward Limited (“Delight Reward”), the sole stockholder of Keyuan International and Denise D. Smith (“Smith”), the Company’s former principal stockholder. Pursuant to the terms of the Exchange Agreement, Delight Reward transferred to the Company all of its shares of Keyuan International in exchange for 47,658 shares of the Company’s Series M convertible preferred stock (the “Share Exchange”). The Series M convertible preferred stock voted with the common stock on an “as converted basis“ and were converted into 47,658,000 shares of the Company’s common stock upon the Company’s stockholders approving an increase in authorized common stock to at least 100,000,000 shares. As a result of the Share Exchange, Keyuan International became a wholly-owned subsidiary of the Company and Delight Reward became the controlling stockholder of the Company. On April 22, 2010, the Company repurchased and cancelled 3,264,000 shares of common stock from Smith for cash consideration of $400,000. The consideration paid in excess of par value of the repurchased shares amounting to $396,736 was charged to additional paid-in capital in the consolidated statement of stockholders’ equity and comprehensive income (loss). After giving effect to the repurchase and conversion of the Series M Preferred Stock, the former stockholders of Keyuan International hold 95.2% of the Company’s common stock.

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

The Company, through its wholly-owned subsidiary, Keyuan International and its indirect subsidiaries Keyuan Group Limited (“Keyuan HK”) and Ningbo Keyuan Plastics Co.,Ltd. (“Ningbo Keyuan”), is engaged in the manufacture and sale of petrochemical products.

On November 16, 2009, Keyuan HK acquired 100% of Ningbo Keyuan.  At the time of the acquisition, Keyuan HK and Ningo Keyuan were controlled by Mr. Tao Chunfeng, the Company’s Chief Executive Officer. Accordingly, the acquisition was accounted for as a common control transaction in a manner similar to a pooling of interests.

On August 8, 2010, Keyuan HK established a wholly owned subsidiary in the People’s Republic of China (“PRC”), Ningbo Keyuan Petrochemicals Co., Ltd (“Ningbo Keyuan Petrochemicals”), which is engaged in the sale of petrochemical products in the PRC.

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

The Company’ s management believes that the Company’s cash, working capital, and access to cash through its bank loans provide adequate capital resources to fund its operations and working capital needs for at least the next twelve months.

2       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. general accepted accounting principles (U.S. GAAP) and include the financial statements of the Company and its subsidiaries (the “Group”). All intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2010 and 2009, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computation as the audited financial statements for the years ended December 31, 2010 and 2009. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

3       CASH

Cash consists of cash on hand and cash at banks. As of March 31, 2011 and December 31, 2010, cash of $48,824,362 and $26,857,729, respectively, was held in major financial institutions located in the PRC. Management performs periodic evaluations of the relative credit standings of those financial institutions, and believes that these major financial institutions have high credit ratings.

4       INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2011	2010

Raw materials	$25,310,418	$53,160,604
Finished goods	26,935,970	30,024,896
Work-in-process	2,540,217	3,646,056

Total	$54,786,605	$86,831,556

5       PREPAYMENTS TO SUPPLIERS

As of March 31, 2011 and December 31, 2010, prepayments to suppliers are made in connection with the purchase of raw materials and the construction of the Group’s facilities. Prepayments to suppliers are reclassified to inventories or construction-in-progress, when the Group applies the prepayments to related purchases of materials, after the related invoice are received, which is generally within six months.

6       CONSUMPTION TAX REFUND RECEIVABLE

In August 2008, the PRC government enacted a regulation that provides that domestically purchased heavy oil to be used for producing ethylene and aromatics products would be exempted from a consumption tax. In addition, the consumption tax paid for imported heavy oil would be refunded if it was used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for the production of ethylene and aromatics products, the Group recognizes a consumption tax refund receivable when the consumption tax has been paid and the relevant heavy oils have been used in production.

In January 2011, a consumption tax refund of $24,919,354 was received, and in March 2011 the balance of $14,225,334 from 2010 was approved for payment by the PRC tax authorities. A claim for the refund of consumption tax of $10,512,132 paid in the three months ended March 31, 2011 is being submitted to the PRC tax authorities and is expected to be approved and refunded by December 31, 2011.

7       OTHER CURRRENT ASSETS

Other current assets consist of the following:

	March 31,	December 31,
	2011	2010
VAT recoverable	$10,446,036	$21,953,590
Receivable from Ningbo Litong (Note 22)	5,726,250	2,217,854
Customs deposits for imported inventories	12,543,647	1,972,682
Others	2,724,026	2,464,707

	$31,439,959	$28,608,833

8       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2011	2010

Buildings	$3,757,725	$3,733,116
Machinery and equipment	135,192,138	130,513,767
Vehicles	535,336	560,440
Office equipment and furniture	130,900	130,043
Construction-in-progress	12,161,492	3,117,935

	151,777,591	138,055,301
Less: Accumulated depreciation	(10,821,345)	(8,273,997)

	$140,956,246	$129,781,304

Depreciation expense on property, plant and equipment is allocated to the following items:

	Three months ended March 31,
	2011	2010

Cost of sales	$2,459,436	$2,006,330
Selling, general and administrative expenses	41,234	25,806

	$2,500,670	$2,032,136

9       INTANGIBLE ASSETS

Intangible assets consist of the following:

	Amortization	March 31,	December 31,
	Period	2011	2010
	Years

Licensing agreements	10-20	$1,450,650	$1,441,150
Less: Accumulated amortization		(424,061)	(395,684)

		$1,026,589	$1,045,466

For the three months ended March 31, 2011 and 2010, amortization expense was $25,680 and $24,747, respectively. Estimated amortization expense for each of the next five years is estimated to be approximately $100,000.

10       LAND USE RIGHTS

	March 31,	December 31,
	2011	2010

Land use rights	$11,818,339	$11,740,943
Less: Accumulated amortization	(754,018)	(641,068)

	$11,064,321	$11,099,875

For the three months ended March 31, 2011 and 2010, amortization expense related to land use rights was $108,353 and $42,107, respectively.

11    SHORT-TERM BANK BORROWINGS

	March 31,	December 31,
	2011	2010
Bank borrowings-secured/guaranteed	$147,120,780	$135,768,634

Short−term bank borrowings outstanding as of March 31, 2011 carry a weighted average interest rate of 5.18% (2010: 5.18%) regarding bank loans in RMB; a weighted average interest rate of 3.40% (2010: 3.46%) regarding bank loans in USD, and have maturity terms ranging from one to twelve months and interest rates ranging from 2.97% to 4.30% (2010: 2.97% to 5.56%).

Included in short term bank borrowings at March 31, 2011 are $3,664,800 and $22,025,570 payable to Shanghai Pudong Development Bank, which are secured by Ningbo Keyuan's rights to use sea areas and a one-year fixed term deposit with a carrying amount of $23,500,530 respectively; In addition, $45,163,051 payable to Bank of China is secured by Ningbo Keyuan's pledged deposits with carrying amounts of $61,072,518 as of March 31, 2011. Among the rest of the Group's short term borrowings, $66,247,600 is guaranteed by related-party, third-party entities and individuals, including $35,884,500 which is  guaranteed by the Group’s Chief Executive Officer.

12    LONG-TERM BANK BORROWINGS

	March 31,	December 31,
	2011	2010

Loan from China Construction Bank	$15,270,000	$15,170,000
Loan from Industrial and Commercial Bank of China	4,581,000	4,551,000
Loan from Bank of China	-	12,894,500
	19,851,000	32,615,500
Less: current portion	(4,581,000)	(17,445,500)

	$15,270,000	$15,170,000

As of March 31, 2011 and December 31, 2010, all of the Group's long-term bank loans are guaranteed by related-party entities, bear interest from 5.76% to 6.45% and are due on various dates through August 2012. There were no additional bank borrowings in the three months ended March 31, 2011.

Future principal repayments on the long-term bank borrowing are as follows:

2011	$4,581,000
2012	15,270,000
$19,851,000

13     ADVANCES FROM CUSTOMERS

The Group requires a prepayment of 100% of the sales contract price from its customers shortly before products are delivered. Such prepayment is recorded as “advances from customers” in the Group’s consolidated balance sheets, until the products are delivered and the customer takes ownership and assumes the risk of loss.

14     ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of March 31, 2011 and December 31, 2010 consist of:

	March 31,	December 31,
	2011	2010

Purchase of property, plant and equipment	$15,481,063	$17,217,958
Accrued payroll and welfare	312,159	690,831
Other accruals and payables	373,819	296,311

	$16,167,041	$18,205,110

15     STOCKHOLDERS’ EQUITY AND RELATED FINANCING AGREEMENTS

Dividends

Fixed dividends are accrued and cumulative for one year from the date of the initial issuance of the Series A and Series B convertible preferred stocks, and are payable on a quarterly basis.

Annual dividends are determined as 6% of $3.50 for each share of the Series A convertible preferred stock, and 6% of $3.75 for each share of the Series B convertible preferred stock.

As of December 31, 2010, all of the Series A convertible preferred stock had been converted into the Company’s common stock. No shares of Series B convertible preferred stock have been converted into the Company’s common stock.

On January 27, 2011, the Company’s Board of Directors approved the distribution of an annual cash dividend of $0.36 per share for 2010 to be paid quarterly to its common stock stockholders at the assigned dates of record. The first quarter dividend of $0.09 per share to be paid to stockholders of record as of March 1, 2011, was paid on April 15, 2011. Certain stockholders of the Company have announced the waiver of their rights to receive such cash dividends. In addition, PRAX Capital, the primary Series B convertible stockholder agreed to waive their rights to receive cash dividends for 2010 should they choose to convert their preferred stock before the record date. The estimated dividends to be distributed and the dividends waived are approximately $3.5 million and $17.2 million, respectively. Approximately $0.9 million has been distributed as dividends for the first quarter.

Registration rights agreement

In connection with its Series A private placement, the Company entered into a registration rights agreement  with the Series A investors, in which the Company agreed to file a registration statement  with the Securities and Exchange Commission (“SEC”) to register for resale the issued common stock, the common stock issuable upon conversion of the Series A convertible preferred stock, and the common stock underlying the Series A and Series B warrants, and common stock underlying the placement agent warrants, within 30 calendar days of April 22, 2010 and to have this registration statement declared effective within 150 calendar days of April 22, 2010 or within 180 calendar days of April 22, 2010 in the event of a full review of the registration statement by the SEC. If the Company doesn’t comply with the foregoing obligations under the registration rights agreement, the Company will be required to pay liquidated damages in cash to each investor, at the rate of 1% of the applicable subscription amount for each 30 day period in which the Company is not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act. At December 31, 2010, all of the Series A convertible preferred stock has been converted into the Company’s common stock. The Company did not incur any liquidated damages in 2010.

In connection with the Series B private placement, the Company entered into a registration rights agreement  with the Series B Investors, in which the Company agreed to file a registration statement with the SEC to register for resale the common stock issuable upon the conversion of the Series B convertible preferred stock, common stock underlying the Series C and Series D Warrants, and common stock underlying the placement agent warrants, within 30 calendar days following the later of (i) the closing date of the offering or (ii) the effective date of the prior registration statement for resale the Issued Common Stock and common stock issuable upon the conversion of the Series A preferred stock, Series A and Series B warrants, and placement agent warrants issued in the Series A private placement (the “Prior Registration Statement”), and to have the registration statement declared effective within 150 calendar days ( or 180 calendar days of the Closing Date in the event of a full review of the registration statement by the SEC)  following the later to occur of (i) the closing date of the Series B private placement or (ii) the effective date of the Prior Registration Statement.  If the Company does not comply with the foregoing obligations under the registration rights agreement, the Company will be required to pay cash liquidated damages to each Series B investors, at the rate of 1% of the applicable subscription amount for each 30 day period in which the Group are not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act.

Liquidated damages are also payable in the event that the Registration Statement is not maintained continuously effective for approximately 180 days, or if trading of the Company’s common stock is suspended, or if the Company’s common stock is delisted from the principal exchange on which it is traded for more than three days.

As the required registration statements were declared effective in the specified time frame, management determined that a liability for liquidated damages had not been incurred as of December 31, 2010.  On April 1, 2011, trading of the Company’s common stock was suspended. In addition, management determined that, as of April 15, 2011, the Registration Statements were no longer effective.   Accordingly, in the quarter ended June 30, 2011, the period in which it became probable that the Company will be required to remit liquidated damages to the Investors, an estimated contingent liability for $1,300,730 was accrued with a corresponding charge to earnings, as per the guidance in ASC 825-20, “Registration Payment Arrangements”.

16     SHARE-BASED PAYMENTS

(a)   Employee stock option grants

Effective June 30, 2010, the Board of Directors approved the Company’s 2010 Equity Incentive Plan (the “Plan”). The maximum numbers of shares of common stock of the Company issuable pursuant to the Plan is 6,000,000 shares.  The Plan shall be administered by the Board; provided however, that the Board may delegate such administration to the Committee.

Subject to the provisions of the Plan, the Board and/or the Committee shall have authority to determine the type or types of awards to be granted to each participant under the Plan. The exercise price per share of each option shall be determined by the Board or the Committee; provided, however, that such exercise price per share under any incentive stock option shall not be less than 100% of the fair market value of a share on the date of grant of such incentive stock option. The term of each option shall be fixed by the Board or the Committee, provided that no incentive stock option shall have a term greater than 10 years.

On June 30, 2010, the Company granted a total of 3,000,000 stock options to certain senior management employees with a contractual term of 5 years. The exercise price of these stock options is $4.20 per share and the grant-date fair value of these stock options amounted to $3,347,298. A total of 2,810,000 stocks options vest over three years as follow: 30% shall vest and become exercisable one year after grant date, 40% shall vest and become exercisable two years after grant date, and 30% shall vest and become exercisable three years after grant date. For the remaining 190,000 stock options: 40% shall vest and become exercisable one year after grant date and 60% shall vest and become exercisable two years after grant date.

On July 1, 2010, the Company granted a total of 80,000 stock options to two independent directors with contractual terms of 5 years. The exercise price of these stock options is $4.20 per share and the grant-date fair value of these stock options amounted to $91,349. A total of 40,000 of the options shall vest and become exercisable one year after grant date and the remaining 40,000 of the stock options shall vest and become exercisable two years after grant date, provided that the independent directors are re-elected for successive one year terms one year after the stock options issuance date.

On August 4, 2010, the Company granted 700,000 stock options to employees with a contractual term of 5 years. The exercise price of these stock options was $4.50 per share and the grant-date fair value of these stock options amounted to $1,338,761. These stock options vest over three years as follows: 30% shall vest and become exercisable one year after the grant date, 40% shall vest and become exercisable two years after grant date and 30% shall vest and become exercisable three years after the grant date.

On December 29, 2010, 600,000 stock options granted to certain employees on August 4, 2010, were cancelled. As compensation for such cancellation, the Company committed to pay these employees incremental cash payments during the period through August 2013. The fair value of the committed cash payment on December 29, 2010 was approximately $400,000 and no incremental compensation costs resulted from the cancellation of these stock options.

No options were granted during the three months ended March 31, 2011.

16    SHARE-BASED PAYMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010, share-based compensation expenses related to employee stock options charged to general and administrative expenses in the consolidated statements of operations were $310,973 and nil, respectively.

As of March 31, 2011, unrecognized compensation costs related to employee stock options was approximately $2,701,200. These costs are expected to be recognized on a straight-line basis, over the remaining weighted average service period of 2.19 years.

(b)   Non-employee stock option grants

On April 19, 2010, the Company issued 88,000 shares of common stock to Hayden Communications International, for the investor related services they will provide for a 12 month period. The related expense was $51,643 for the three months ended March 31, 2011.

On April 19, 2010, the Company issued 48,000 shares of common stock to Chesapeake Company, Inc, for the investor related services they will provide for a period of 12 months. The related expense was $12,990 for the three months ended March 31, 2011.

On April 19, 2010, the Company issued 50,000 shares of common stock to Hampton Growth Resources, LLC, for the investor related services they will provide for a 12 month period. The related expense was $54,500 for the three months ended March 31, 2011.

On July 1, 2010, the Company granted 40,000 stock options to an external HR consultant with a contractual term of 5 years in exchange for its services completed prior to the grant date. The exercise price of these stock options is $4.20 per share and the grant-date fair value was $45,675. These stock options vested and became exercisable immediately at the grant date.

On July 27, 2010, the Company granted 420,000 stock options to a consultant. The options expire on April 21, 2013. The exercise price of these stock options is $4.20 per share. A total of 70,000 of the stock options vested and became exercisable immediately at the grant date, 31,818 of the options vested monthly from September 1, 2010 through April 1, 2011, and the remaining balance of 95,456 vested on May 1, 2011. Management considers that the vesting dates are concurrent with the respective service completion dates. The grant date fair value of the options was $520,441 and the related compensation expense was $138,940 for the three months ended March 31, 2011.

16       SHARE-BASED PAYMENTS (CONTINUED)

For the three months ended March 31, 2011, share-based compensation expenses related to non-employee stock and stock options recorded in general and administrative expenses in the consolidated statements of operations were $119,133 and $142,694, respectively.

As of March 31, 2011, unrecognized compensation costs related to service providers stocks and stock options were approximately $10,902 and $185,679, respectively. These costs are expected to be recognized over a remaining vesting period of 0.1 year and 2.3 years respectively.

17       INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to the U.S. federal corporate income tax at progressive rates ranging from 15% to 35%. The state of Nevada does not impose any state corporate income tax. The Company is also liable to state taxes in North Carolina due to the existence of its U.S office in North Carolina.

British Virgin Islands

Keyuan International is incorporated in the British Virgin Islands (“BVI”). Under the current laws of British Virgin Islands, Keyuan International is not subject to tax on income or capital gains. In addition, upon payments of dividends by Keyuan International, no BVI withholding tax is imposed.

Hong Kong

Keyuan HK is incorporated in Hong Kong. Keyuan HK did not earn any income that was derived in Hong Kong for the three months ended March 31, 2011 and 2010 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Ningbo Keyuan and Ningbo Keyuan Petrochemicals are both incorporated in the PRC and the applicable PRC statutory income tax rate for both companies is 25%.

Components of income before income tax expense arose in the following jurisdictions:

	Three months ended March 31,
	2011	2010

PRC	$8,629,792	$6,750,057
U.S.	(938,337)	-
Hong Kong and BVI	(225,161)	(7,385)

Total income before income taxes	$7,466,294	$6,742,672

The Group’s income tax expense in the consolidated statements of operations consists of the following:

PRC:	Three months ended March 31,
	2011	2010

Current income tax expense	$2,252,151	$-
Deferred income tax expense	-	1,687,514

Total income tax expense	$2,252,151	$1,687,514

Reconciliation between income tax expense and the amounts computed by applying the PRC statutory income tax rate of 25% to income before income taxes is as follows:

	Three months ended March 31,
	2011		2010

Income before income taxes	$7,466,294		$6,742,672

Computed expected income tax expense	1,866,573	25.00%	1,685,668	25.00%
NOLs from overseas subsidiaries not recognized	365,569	5.00%	1,846	0.00%
Others	20,009	0.2%	-	-
Actual income tax expense	$2,252,151	30.2%	$1,687,514	25.00%

The PRC income tax rate has been used because the majority of the Group’s consolidated income  before income taxes arises in the PRC.

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. Further, the Company’s distributions from its PRC subsidiaries are subject to U.S. federal income tax at 35%, less any applicable qualified foreign tax credits. Due to the Company’s policy of permanently reinvesting substantially all of its earnings in its PRC business, the Company has not provided for deferred income tax liabilities for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed earnings of $32.3 million and $26.3 million as of March 31, 2011 and December 31, 2010, respectively.

The Group mainly files income tax returns in the United States and the PRC. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2004.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000 ($15,000). In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiaries are open to examination by the PRC state and local tax authorities for the tax years beginning in 2008.

18       CONTINGENCY

In connection with the shipping of finished products, inaccurate product information was provided to the PRC port authority.  After consulting with PRC legal counsel, management expects that the penalty, if there is any, will not be significant and will not have a material impact on the consolidated financial statements.

Ningbo Keyuan failed to withhold income tax of approximately $50,000 from payments to certain external service providers and employees. Ningbo Keyuan has asked these external service providers and employees to pay the related income tax to the tax bureau. However at this time it is uncertain if such payments will be made. If such payments are not made, in accordance with PRC income tax law, Ningbo Keyuan may be subject to fines arranging from 50% to three times of the amount of tax that Ningbo Keyuan failed to withhold.  Management expects that the resolution of this matter will not have a material impact on the Group’s consolidated financial statements.

19       EARNINGS PER SHARE

Earnings per share for the period of the Share Exchange have been restated to reflect the recapitalization under the Share Exchange. The following table sets forth the computation of basic net income per share:

	Three months ended March 31,
	2011	2010
Basic earnings per share:
Net income attributable to Keyuan Petrochemicals, Inc. stockholders	$5,214,143	$5,055,158

Fixed dividends to Series A convertible preferred stockholders	-	-

Fixed dividends to Series B convertible preferred stockholders	296,260	-

Net income attributable to Keyuan Petrochemicals Inc. common stockholders	$4,917,883	$5,055,158

Weighted average common shares (Denominator for basic income per share)	57,578,300	47,658,000

Effect of diluted securities:
- Series A convertible preferred stock	-	-
- Series B convertible preferred stock	5,400,010	-
- Series M convertible preferred stock	-	-
- Warrants	409,676	-
- Options	492,153	-
	63,880,139	47,658,000

Basic net income per share:	$0.09	$0.11
Diluted net income per share:	$0.08	$0.11

20       FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and 2010.

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

21       SIGNIFICANT CONCENTRATIONS AND RISKS

As of March 31, 2011 and December 31, 2010, the Group held cash and pledged bank deposits in financial institutions of approximately $168,341,366 and $127,260,081, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region, which management believes have high credit ratings.

Sales to major customers, which individually exceeded 5% of the Group’s total net revenues, are as follows:

For three months ended March 31, 2011			For three months ended March 31, 2010
Largest	Amount of	% Total	Largest	Amount of	% Total
Customers	Sales	Sales	Customers	Sales	Sales

Customer A	$28,767,142	20%	Customer B	$21,585,523	18%
Customer B	22,543,658	16%	Customer F	16,105,573	13%
Customer C	13,889,494	10%	Customer G	12,058,047	10%
Customer D	10,298,926	7%	Customer H	8,387,449	7%
Customer E	8,129,979	6%	Customer C	6,626,646	5%

Total	$83,629,199	58%	Total	$64,763,238	53%

The Group currently buys a majority of its heavy oil, an important component of its products, from three suppliers. Although there are a limited number of suppliers of the particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for the three months ended March 31, 2011 and 2010 were $81,947,818 and $72,381,190 respectively. These purchases represented 75% and 61% respectively of all of the Group’s purchases for three months end March 31, 2011 and 2010.  The Company’s largest supplier accounted for approximately $65.4 million and $37.3 million or 61% and 31% of total purchases for the three months ended March 31, 2011 and 2010, respectively.

The Group’s operations are carried out in the PRC. Accordingly, the Group’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

22       RELATED PARTY TRANSACTIONS AND RELATIONSHIPS AND TRANSACTIONS WITH CERTAIN OTHER PARTIES

(1)      Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder
Mr. Jicun Wang	Principal stockholder
Mr. Peijun Chen	Principal stockholder
Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang
Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan
Mr. Weifeng Xue	Vice President of Accounting, Ningbo Keyuan through August 2011
Mr. Hengfeng Shou	Vice President of Sales, Ningbo Keyuan
Petrochemical
Ningbo Kewei Investment Co., Ltd.	A company controlled by Mr. Tao
(Ningbo Kewei)
Ningbo Pacific Ocean Shipping Co., Ltd	100% ownership by Mr. Wang
(Ningbo Pacific)
Ningbo Hengfa Metal Product Co., Ltd	100% ownership by Mr. Chen
(Ningbo Hengfa, former name "Ningbo Tenglong")
Shandong Tengda Stainless Steel Co., Ltd	100% ownership by Mr. Chen
(Shandong Tengda)
Ningbo Xinhe Logistic Co., Ltd
(Ningbo Xinhe)	10% ownership by Ms. Huang
Ningbo Kunde Petrochemical Co, Ltd.	Mr. Tao’s mother was a 65% nominee shareholder
(Ningbo Kunde)	through September 2011 for Mr. Hu, a third party
Ningbo Jiangdong Jihe Construction Materials	Controlled by Mr. Xue’s Brother-in-law
Store (Jiangdong Jihe)
Ningbo Wanze Chemical Co., Ltd	Mr. Tao’s sister-in-law is the legal representative
(Ningbo Wanze)
Ningbo Zhenhai Jinchi Petroleum Chemical	Controlled by Mr. Shou
Co., Ltd (Zhenhai Jinchi)

Related party transactions and amounts outstanding with related parties as of and for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three months ended March 31,
	2011	2010
Sales of products (a)	$22,609,819	$20,817,409
Purchase of raw material (b)	$7,023,135	$5,677,989
Purchase of transportation services (c)	$611,373	$1,451,309
Credit line of guarantee provision for bank borrowings (d)	$-	$120,253,000
Loan guarantee fees (d)	$337,254	$-
Short-term financing from related parties (e)	$7,738,095	$1,466,500
Short-term financing to related parties (e)	7,609,000	$1,466,500

	March 31,	December 31,
	2011	2010

Amounts due from related parties (f)	$5,382,675	$5,332,193
Amounts due to related parties (g)	$133,170	$115,535

(a)
The Group sold finished products of $22,543,658 and $20,801,137 to Ningbo Kunde for the three months ended March 31, 2011 and 2010, respectively. There were outstanding amounts of $65,789 received in advance from Kunde as of March 31, 2011. Sales to Zhenhai Jinchi for the three months ended March 31, 2011 and 2010 were $66,161 and $16,272, respectively, with no outstanding balance.

(b)
The Group purchased raw materials of $4,426,624 from Ningbo Kewei during the three months ended March 31, 2010 with no outstanding amount payable to Ningbo Kewei as of March 31, 2010 in respect of these purchase transactions. The Group purchased raw materials of $7,023,135 and $1,251,365 from Ningbo Kunde during the three months ended March 31, 2011 and 2010, respectively. The outstanding payment in advance to Ningbo Kunde as of March 31, 2011 in respect of these purchase transactions was $5,344,500.

(c)
The Group purchased transportation services of $611,373 and $1,451,309 from Ningbo Xinhe during the three months ended March 31, 2011 and 2010, respectively, and amounts owed to Ningbo Xinhe as of March 31, 2011 in respect of these purchase transactions was $51,045.

(d)	Guarantees for Bank Loans

	Guarantee provided during		Guaranteed Bank Loans
	The three months ended March 31		March 31, December 31,
	2011	2010	2011	2010
Mr. Tao	$-	$79,191,000	$51,154,500	$36,408,000
Jicun Wang and Chen	-	-	$9,756,736	$12,136,000
Ningbo Kewei	-	41,062,000	$8,938,500	$11,377,500
Ningbo Pacific	-	-	$14,337,736	$16,687,000
Ningbo Hengfa	-	-	$23,515,800	$36,256,300
Shangdong Tengda	-	-	$916,200	$910,200

Beginning in 2011, loan guarantee fees of 1.2% of the loan principal guaranteed are paid annually. In the three months ended March 31, 2011, loan guarantee fees were $76,472, $122,879 and $137,903 for Ningbo Hengfa, Ningbo Pacific and Ningbo Kewei, respectively

(e)	Short-term financing transactions with related parties

	Three Months Ended March 31
	2011			2010
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)
Ningbo Kewei	$-	$-	$-	$1,466,500	$(1,466,500)	-
Ningbo Kunde	5,326,300	(5,326,300)	-	-	-	-
Jiangdong Jihe	2,411,795	(2,282,700)	(16,336)	-	-	-

	$7,738,095	$(7,609,000)	$(16,336)	$1,466,500	$(1,466,500)	$-

(i) Transactions during the year are translated at average exchange rates.

(ii) Balances at year end are translated at the balance sheet exchange rate.

(f)	Amounts due from related parties consist of the following:

	March 31,	December 31,
	2011	2010
Related Party
Ningbo Kunde	$5,344,500	$5,181,809
Jiangdong Jihe	$-	$112,459
Mr. Tao	$38,175	37,925
	$5,382,675	$5,332,193

Amounts due from Mr. Tao represents advances made for business expenses, are unsecured, interest free and due on demand.

(g)	Amounts due to related parties consists of the following:

	March 31,	December 31,
Related Party	2011	2010

Ningbo Kunde	$65,789	-
Jiangdong Jihe	16,336	-
Ningbo Jinchi	-	115,416
Ninbo Xinhe	51,045	119
	$133,170	$115,535

Amounts due to related parties primarily represent balances due for raw materials and freight purchases.

(2)  Relationships and transactions with certain other parties

The Group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd	Former 12.75% nominee shareholder of Ningbo
(Ningbo Litong)	Keyuan
Ningbo Jiangdong Haikai Construction	Controlled by cousin of Mr. Weifeng Xue, Vice
Materials Store (Jiangdong Haikai)	President of Accounting through August 2011
Ningbo Jiangdong Deze Chemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue, Vice
(Jiangdong Deze)	President of Accounting through August 2011
Ningbo Anqi Petrochemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue, Vice
(Ningbo Anqi)	President of Accounting through August 2011

Transactions and amounts outstanding with these parties for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three months ended March 31,
	2011	2010
Sales of products (h)	$768,068		$5,229,583
Purchase of raw material (i)	$-		$10,418,407
Credit line of guarantee provision for bank borrowings (j)	$-		$4,399,500
Loan guarantee fees (j)	$202,952		$-
Short-term financing from theses parties (k)	$34,692,475		$-
Short-term financing to these parties (k)	$38,174,353	$

	March 31,	December 31,
	2011	2010

Amounts due from these parties	$5,726,250	$2,217,854
Amounts due to these parties	$-	$(110,134)

(h)
The Group sold finished products of $768,068 and $5,229,583 to Ningbo Litong during the three months ended March 31, 2011 and 2010, respectively. Amounts received in advance from Litong were $17,620 as of March 31, 2011 and are included in advances from customers on the consolidated balance sheet.

(i)	The Group purchased raw materials of nil and $10,418,407 from Ningbo Litong during the three months ended March 31, 2011 and 2010, respectively.

(j)	Guarantees for Bank Loans

	Guarantee provided during		Guarantee Bank Loan
	the three months ended March 31		March 31,	December 31,
	2011	2010	2011	2010
Ningbo Litong	$-	$4,399,500	$43,519,000	$43,993,000

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are paid quarterly. In the three months ended March 31, 2011, loan guarantee fees were $202,952 for Ningbo Litong.

(k)   Short-term financing transactions

Historically the Group and these parties have provided each other with short-term financing, typically, in the form of cash, bills receivable and bills payable.

In connection with the Group’s financing transactions, the Group has obtained bills receivable in exchange for cash or other payables. These bills are sold for cash at a discount prior to maturity. At maturity, the counter parties honor their obligations under the bills by paying the bill amount to the accepting bank, at which time, or shortly thereafter, the Group repays the counter parties. Short-term financing obtained and repayments made under these agreements were as follows for the three months ended March 31, 2011 and 2010.

	Three months Ended March 31
	2011			2010
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)

Ningbo Litong	$25,280,142	$(28,762,020)	$5,726,250	$-	$-	$-
Jiangdong Deze	2,587,060	(2,587,06)	-	-	-	-
Ningbo Anqi	6,825,273	(6,825,273)	-	-	-	-

	$34,692,475	$(38,174,353)	$5,726,250	$-	$-	$-

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Keyuan  for the three months ended March 31, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our Facility and Equipment

Facility

As of December 31, 2010, we have invested a total of approximately $134 million in the construction and improvement of our production facility. For the three months ended March 31, 2011, we have invested a total of approximately $141 million in the construction and improvement of our production facility. Our current production facility encompasses roughly 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired 1.2 million square feet of additional land in August 2010 for our future expansion.

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

Manufacturing and Sales

Our total production of finished products for the three months ended March 31, 2011 was 129,143 metric tons (MT) and revenue totaled $146.8 million, based on the sale of 148,768 MT of petrochemical products. Products sold included 13,834 metric tons of MTBE and others petrochemicals produced by third parties.

	Product Manufactured	Product Sold
BTX Light Aromatics	64,307	74,842
BTX Heavy Aromatics	27,117	24,607
LPG	8,934	8,985
MTBE and Others	9,008	19,481 (Note 1)
Styrene	9,052	8,748
Propylene	10,725	12,105
Total Metric Tons:	129,143	148,768

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

Results of Operations

The following table sets forth information from our statements of operations for the three months ended March 31, 2011 and 2010.

Comparison of the three months ended March 31, 2011 and 2010

	For the three months Ended March 31,		Period to Period Comparison
	2011	2010	Increase/ (Decrease)	Percentage Change

Sales
Third parties	$124,154,798	$96,554,477	$27,600,321	29%
Related Parties	22,609,819	20,817,409	1,792,410	9%
Total Sales	146,764,617	117,371,886	29,392,731	25%

Cost of sales
Third parties	113,814,197	88,923,328	24,890,869	28%
Related Parties	20,299,359	19,633,114	666,245	3%
Total Cost of sales	134,113,556	108,556,442	25,557,114	24%
Gross profit	12,651,061	8,815,444	3,835,617	44%

Operating expenses
Selling expenses	539,132	84,512	454,620	538%
General and administrative expenses	3,235,080	805,532	2,429,548	302%
Total operating expenses	3,774,212	890,044	2,884,168	324%

Income from operations	8,876,849	7,925,400	951,449	12%

Other income (expenses):
Interest expense, net	(2,289,685)	(1,073,525)	(1,216,160)	113%
Non-operating income (expenses)	879,130	(109,203)	988,333	(905	) %
Total other expense	(1,410,555)	(1,182,728)	(227,827)	19%

Income before income taxes	7,466,294	6,742,672	723,622	11%
Income tax expense	2,252,151	1,687,514	564,637	33%
Net income	5,214,143	5,055,158	158,985	3%
Other comprehensive income
Foreign currency translation adjustment	557,297	2,302	554,995	24109%
Comprehensive income	5,771,440	5,057,460	713,980	14%

Sales: Our sales for the three months ended March 31, 2011 were approximately $146.8 million, compared to sales of $117.4 million for the three months ended March 31, 2010, an increase of $29.4 million, or 25.0%. The substantial increase in our sales was due to the higher capacity utilization coupled with higher average sales price for our products. In the three months ended March 31, 2011 we sold 148,768 metric tons of chemical products at an average price of $834 per metric ton, as compared to the sale of 144,746 metric tons of chemical products at an average price of $667 per metric ton in the three months ended March 31, 2010.  This represents a 25% increase in average sales price and 2.8% increase in overall metric tons sold.

Our overall sales for the first three months of 2011 included approximately $22.6 million of sales to related parties as compared to approximately $20.8 million in same period in 2010.  Pricing for sales to related parties was determined on the same basis as sales to non-related parties.  For additional informational on related party sales, please refer to Footnote 21 of the condensed consolidated financial statements.

Cost of Sales: Our overall cost of sales was approximately $134.1 million for the three months ended March 31, 2011, or 91.4% of sales, as compared to cost of sales of approximately $108.6 million, or 92.5% of sales for the three months ended March 31, 2010.  Our cost of sales are primarily composed of the costs of direct raw materials (mainly heavy oil, benzene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The decrease in the percentage of cost of sales was due to the higher efficiency levels achieved.  During the initial production phase in the three months ended March 31, 2010, we incurred larger production waste and higher raw material consumption rates. As our overall production process and technology normalized with full-scale production, our production efficiency improved accordingly.

Gross Profit: As a result of the increase in sales and decrease in the percentage of cost of sales, gross profit for the three months ended March 31, 2011 was approximately $12.7 million as compared to $8.8 million for the comparable period in 2010. Our gross margin increased from 7.5% for the three months ended March 31, 2010 to 8.6% for the three months ended March 31, 2011.

Operating Expenses: Operating expenses, including selling expenses, and general and administrative expenses, were approximately $3.8 million, or 2.6% of sales for the three months ended March 31, 2011 as compared to $0.9 million, or 0.8% of sales for the comparable period in 2010, an increase of approximately $2.9 million, or an additional 2.0% of overall sales. The increase in these expenses was due to our commencement of full scale production and distribution activities as well as various public company expenses including legal, accounting and consulting services.  Going forward, management expects that general and administrative expenses may continue to rise as we expand operations. In addition, general and administrative expenses will likely substantially increase in 2011 as a result of various legal, consulting and internal expenses related to the Company’s independent investigation and efforts to address NASDAQ’s delisting decision, which we are appealing.   Aside from the legal fees and consulting expenses related to the investigation, management also expects increased expenses as a result of  the implementation of subsequent corrective policies related to various aspects of internal controls and procedures.

Interest Expense (net): For the three months ended March 31, 2011, interest expense (net) was approximately $2.3 million as compared to interest expense (net) of approximately $1.1 million, for the comparable period in 2010.  The increase was mainly due to the additional interest expense of approximately US$1.5 million we incurred due to the discounting of bills receivable. In addition, our average one year bank interest rate has increased from 5.31% as of March 31, 2010 to 6.06% as of March 31, 2011.  As we move forward with normal operations and production, management believes that interest expense will stay at the current level for the 2011 fiscal year.

Net Income/loss: Net income attributable to common stockholders for the three months ended March 31, 2011 was approximately $4.9 million, or 3.4% of sales as compared to net income attributable to common stockholders of approximately $5.1 million, or 4.3% of sales in the same period in 2010. Although our gross profit actually increased by approximately $3.8 million for the three months ended March 31, 2011 compared to the same period in 2010, this increase was more than offset by increases caused by the increased operating expenses related to the public company and the increased interest expenses in 2011.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $0.56 million for the three months ended March 31, 2011. The balance sheet amounts, at March 31, 2011, with the exception of equity were translated at RMB6.54879 to 1.00 U.S. dollar. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the three months ended March 31, 2011 and 2010 were RMB6.57117 and RMB6.81896, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	52,648,387	(2,128,505)
Net cash used in investing activities	(35,566)	(9,498,013)
Net cash provided by financing activities	31,395,839	1,536,475

Net cash provided by operating activities was approximately $52.6 million for the three months ended March 31, 2011 as compared to net cash used in operations of approximately $2.1 million for the same period in 2010. The increase in cash provided by operations was primarily due to net income offset by the reduction in inventory for the three months ended in March 31, 2011. For the three months ended March 31, 2010, the net cash used in operations was mainly due to the increases in inventory and advances paid to suppliers.

Net cash used in investing activities was approximately $0.04 million and $9.5 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended in 2011, net cash used in investing activities was primarily focused on payments for the infrastructure construction and the expansion of our facility. For the three months ended in 2010, we were still in the final phase of our infrastructure development for which large amounts of money were continuously used for building construction and equipment installation. As we move forward with our expansion plans, it is expected that net cash used in investing activities will increase through approximately September 30, 2011.

Net cash used in financing activities amounted to approximately $31.4 million for the three months ended March 31, 2011. Net cash provided by financing activities amounted to approximately $1.5 million for the same period in 2010. Net cash used for the three months ended March 31, 2011 was mainly the result of the settlement of bank notes and the re-payment of short-term bank loans. Financing cash provided for the three months ended March 31, 2010 was from short-term bank borrowings and proceeds from bank notes.

We have entered into loan agreements with our primary lenders, Bank of China, China Construction Bank and Agricultural Bank of China. As of March 31, 2011, we had an aggregate principal amount of $162 million bank loans outstanding under the loan agreements, with maturity dates ranging from April 2011 to October 2012, and interest rates from 3.10% to 6.45% per annum. $147 million is classified as short-term bank loans, $4.6 million as current portion of long-term bank loans and $15 million as long-term bank loans. The loan agreements contain customary affirmative and negative covenants and were guaranteed by third parties or secured by a lien on our property and equipment. As of March 31, 2011, we were in compliance with the terms of our loan agreements. Beginning in January 2011, certain individual loan guarantors, some of whom are related parties, were paid a monthly fee of approximately 0.1% of the outstanding loan balances as compensation for their guarantees. Through December 31, 2010, no compensation was paid in respect of these guarantees.  Historically, all debts due have been paid back by the Company in a timely manner. All are revolving loans whose terms (at due date of payment) are generally extended by the lender. As such, management expects all unpaid loan balances will be extended at their due date. Depending on capital needs, the Company evaluates whether to apply for additional long-term bank loans. The Company currently has sufficient lines of credit with the banks for both short-term and long-term borrowings.
In the three months ended June 30, 2011 we borrowed additional short-term bank loans of approximately US$33 million (RMB226 million), bearing annual interests rates ranging from 3.1% to 6.31% from various banks in China. In the three months ended June 30, 2011 we also repaid a total of US$14 million (RMB96 million) of bank loans.  There was no other new borrowing or repayment of bank loans in the three months ended June 30, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and were ineffective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As a result of the findings of the Audit Committee and its review of our controls and procedures, management has concluded that the Company continues to have  material weaknesses. A material   weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of March 31, 2011:

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

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the fiscal period to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us.

Item 1A. Risk Factors

Not applicable to small reporting  companies.

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

By: /s/ Chunfeng Tao
Chunfeng Tao
Chief Executive Officer & President

By: /s/ Fan Zhang
Fan Zhang Acting Chief Financial Officer