Form 10-Q
period 2011-06-30
Keyuan Petrochemicals, Inc.
filed 2011-11-01
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of November 1, 2011, the Registrant has 57,579,490 shares of common stock outstanding and 5,400,010 shares of Series B Preferred Stock outstanding.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this interim report on Form 10-Q (this “Form 10-Q”) to the “Company,” “Keyuan” “we”, “us” or “our” are references to the combined business of Keyuan Petrochemicals, Inc. and its consolidated subsidiaries.  References to “Keyuan International” are references to our wholly-owned subsidiary, Keyuan International Group Limited”; references to “Keyuan HK” are references to our wholly-owned subsidiary, Keyuan Group Limited; references to “Ningbo Keyuan” are references to our wholly-owned subsidiary, Ningbo Keyuan Plastics Co.,Ltd.; references to “Ningbo Keyuan Petrochemicals” are to our wholly-owned subsidiary, Ningbo Keyuan Petrochemicals Co., Ltd. References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

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

PART I – FINANCIAL INFORMATION

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
	Note	2011	2010
		(Unaudited)
ASSETS
Current assets:
Cash	3	$5,783,010	$29,336,241
Pledged bank deposits		152,745,891	98,053,146
Bills receivable		3,652,467	9,194,513
Inventories	4	103,216,904	86,831,556
Prepayments to suppliers	5	8,399,486	14,071,219
Consumption tax refund receivable	6	34,406,640	39,144,688
Amounts due from related parties	23	38,675	5,332,193
Other current assets	7	48,477,204	28,608,833
Deferred income tax assets		479,207	469,914

Total current assets		357,199,484	311,042,303

Property, plant and equipment, net	8	163,015,224	129,781,304
Intangible assets, net	9	1,013,929	1,045,466
Land use rights	10	11,099,122	11,099,875
Prepayments for property, plant and equipment	5	4,516,760	-

Total assets		$536,844,519	$452,968,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	11	$168,068,315	$135,768,634
Bills payable		51,747,150	60,224,900
Current portion of long-term bank borrowings	12	4,641,000	17,445,500
Accounts payable		149,772,489	92,225,936
Advances from customers	13	12,092,013	10,479,217
Accrued expenses and other payables	14	32,974,995	18,205,110
Income taxes payable	18	1,385,813	10,699,778
Dividends payable		2,969,935	234,393
Amounts due to related parties	23	3,104,306	115,535

Total current liabilities		426,756,016	345,399,003
Long-term bank borrowings	12	15,470,000	15,170,000

Total liabilities		442,226,016	360,569,003

Series B convertible preferred stock:
Par value: $0.001; Authorized: 5,400,010 shares
6% cumulative dividend with liquidation preference
over common stock
Issued and outstanding: 5,400,010 shares
liquidation preference of $20,250,000		16,701,565	16,701,565

Commitments and contingencies	19	-	-

Stockholders’ equity:
Series M convertible preferred stock:
Par value: $0.001; Authorized: 47,658 shares;
Issued and outstanding: nil at June 30, 2011
and December 31,2010		-	-
Common stock:
Par value: $0.001; Authorized: 100,000,000 shares;
Issued and outstanding: 57,579,490 shares on June 30, 2011
and 57,577,840 shares on December 31, 2010		57,580	57,578
Additional paid-in capital		48,237,349	47,012,061
Statutory reserve		3,075,356	3,075,356
Accumulated other comprehensive income		5,042,587	3,310,416
Retained earnings		21,504,066	22,242,969

Total stockholders’ equity		77,916,938	75,698,380

Total liabilities and stockholders' equity		$536,844,519	$452,968,948

See accompanying notes to the condensed consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Note	For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
		2011	2010	2011	2010
Sales
Third parties		115,281,945	105,627,764	239,436,744	202,182,241
Related parties	23	35,607,658	26,369,453	58,217,477	47,186,862

Total Sales		$150,889,603	$131,997,217	$297,654,221	$249,369,103

Cost of sales
Third parties		111,055,933	98,516,344	224,870,131	187,429,672
Related parties	23	37,977,326	24,835,031	58,276,685	44,478,145

Total Cost of sales		149,033,259	123,351,375	283,146,816	231,907,817

Gross profit		1,856,344	8,645,842	14,507,405	17,461,286

Operating expenses
Selling expenses		215,548	258,901	754,680	343,413
General and administrative expenses		4,529,744	1,213,080	7,764,824	2,018,612

Total operating expenses		4,745,292	1,471,981	8,519,504	2,362,025

(Loss) income from operations		(2,888,948)	7,173,861	5,987,901	15,099,261

Other income (expenses):
Interest income		781,941	44,123	1,688,885	62,355
Interest expense		(2,638,734)	(1,634,060)	(5,835,364)	(2,725,817)
Foreign exchange gain (loss), net		3,200,356	-	2,052,713	293,028
Liquidated damages expense	15	(1,300,730)		(1,300,730)
Non-operating income (expenses)	17	1,689,404	118,802	3,716,178	(283,429)

Total other income (expenses)		1,732,237	(1,471,135)	321,682	(2,653,863)

(Loss) income before income taxes		(1,156,711)	5,702,726	6,309,583	12,445,398

Income tax expense	18	665,828	1,504,063	2,917,979	3,191,577

Net income (loss) attributable to Keyuan
Petrochemicals Inc. stockholders		(1,822,539)	4,198,663	3,391,604	9,253,821

Dividends to Series A convertible
Preferred stockholders		-	288,497		288,497

Dividends to Series B convertible
preferred stockholders	15	306,247	-	602,507	-

Net (loss) income attributable to Keyuan
Petrochemicals Inc. common stockholders		$(2,128,786)	$3,910,166	$2,789,097	$8,965,324

Net (loss) income attributable to Keyuan
Petrochemicals Inc. stockholders		$(1,822,539)	$4,198,663	$3,391,604	$9,253,821

Other comprehensive income
Foreign currency translation adjustment		617,550	192,224	1,174,874	193,948

Comprehensive (loss) income		$(1,204,989)	$4,390,887	$4,566,478	$9,447,769

(Loss)earnings per share:
Attributable to common stock:
- Basic	20	$(0.04)	$0.08	$0.05	$0.18
- Diluted	20	$(0.04)	$0.08	$0.05	$0.18

Weighted average number of shares of common stock used in calculation
Basic	20	57,579,239	50,045,451	57,578,896	48,858,321
Diluted	20	57,579,239	54,930,660	63,836,892	51,314,420

See accompanying notes to the condensed consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$3,391,604	$9,253,821
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Loss on disposal of property, plant and equipment	3,504	-
Depreciation	4,671,566	4,071,010
Amortization	51,675	49,508
Land use rights amortization	217,999	84,236
Deferred income tax expense	-	3,191,577
Share-based compensation expense	1,285,185	124,824
Changes in operating assets and liabilities:
Bills receivable	5,665,046	(9,895,257)
Inventories	(14,517,420)	(34,628,566)
Prepayments to suppliers	11,118,823	(6,190,211)
Consumption tax refund receivable	5,455,515	(11,182,419)
Other current assets	(23,036,081)	1,175,434
Accounts payable	44,000,832	57,283,692
Advances (to) from customers	4,320,196	(3,078,476)
Income taxes payable	(9,427,659)	-
Accrued expenses and other payables	1,500,872	19,826

Net cash provided by operating activities	34,701,757	10,278,999

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	10,512	-
Purchase of property, plant and equipment,	(11,574,245)	(17,084,658)

Net cash used in investing activities	(11,563,733)	(17,084,658)

Cash flows from financing activities:
Pledged bank deposits used for bank borrowings	(52,211,458)	(27,655,715)
Proceeds from short-term bank borrowings	74,477,809	59,923,457
Repayment of short-term bank borrowings	(45,167,450)	(59,190,007)
Proceeds from bills payable	51,215,295	18,923,010
Repayment of bills payable	(60,784,670)	(13,718,199)
Repayments of long-term bank borrowings	(13,014,350)	(1,466,900)
Short-term financing from related parties	13,144,234	4,400,700
Short-term financing to related parties	(13,144,234)	(4,400,700)
Repayment to Ningbo Litong	(95,094)	(953,485)
Repayments to unrelated parties	-	(733,450)
Proceeds from warrant exercises	7,332	23,132,089
Dividends paid	(1,396,964)	-

Net cash used in financing activities	(46,969,550)	(1,739,200)

Effect of foreign currency exchange rate changes on cash	278,295	36,879

Net decrease in cash	(23,553,231)	(8,507,980)

Cash at beginning of the period	29,336,241	14,030,655

Cash at end of the period	$5,783,010	$5,522,675

Supplemental disclosure of cash flow information:
Income taxes paid	$12,345,638	$-
Interest paid, net of interest capitalized	5,835,363	2,725,817
Dividends accrued	-	-
Non-cash financing activities:
Payable for purchase of property, plant and equipment	24,433,051	(14,864,749)

See accompanying notes to the condensed consolidated financial statements.

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

The Company, through its wholly-owned subsidiary, Keyuan International and its indirect subsidiaries Keyuan Group Limited (“Keyuan HK”) and Ningbo Keyuan Plastics Co.,Ltd. (“Ningbo Keyuan”) , is engaged in the manufacture and sale of petrochemical products.

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

2         BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. general accepted accounting principles (U.S. GAAP) and include the financial statements of the Company and its subsidiaries (the “Group”). All intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with GAAP applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2010 and 2009, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computation as the audited financial statements for the years ended December 31, 2010 and 2009. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

3         CASH

Cash consists of cash on hand and cash at banks. As of June 30, 2011 and December 31, 2010, cash of $5,391,622 and $26,857,729, respectively, was held in major financial institutions located in the PRC. Management performs periodic evaluations of the relative credit standings of those financial institutions, and believes that these major financial institutions have high credit ratings.

4         INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2011	2010

Raw materials	$48,847,003	$53,160,604
Finished goods	52,556,490	30,024,896
Work-in-process	1,813,411	3,646,056

Total	$103,216,904	$86,831,556

5         PREPAYMENTS TO SUPPLIERS

As of June 30, 2011 and December 31, 2010, prepayments to suppliers are made in connection with the purchase of raw materials and the construction of the Group’s facilities. Prepayments to suppliers are reclassified to inventories or construction-in-progress, when the Group applies the prepayments to related purchases of materials, after the related invoice are received, which is generally within six months.

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

In January 2011, a consumption tax refund of $24,919,354 was received, and in March 2011 the balance of $14,225,334 from 2010 was approved for payment by the PRC tax authorities.  Claims for consumption tax of $10,512,132 paid in the three months ended March 31, 2011 and $10,007,158 paid in the three months ended June 30, 2011are being submitted to the PRC tax authorities and are expected to be approved and refunded by December 31, 2011.

7          OTHER CURRRENT ASSETS

Other current assets consist of the following:

	June 30,	December 31,
	2011	2010

VAT recoverable	$15,432,317	$21,953,590
Receivable from Ningbo Litong (Note 23)	-	2,217,854
Customs deposits for imported inventories	30,027,270	1,972,682
Others	3,017,617	2,464,707

	$48,477,204	$28,608,833

8         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2011	2010

Buildings	$3,821,536	$3,733,116
Machinery and equipment	140,846,247	130,513,767
Vehicles	558,255	560,440
Office equipment and furniture	132,614	130,043
Construction-in-progress	30,914,539	3,117,935

	176,273,191	138,055,301
Less: Accumulated depreciation	(13,257,967)	(8,273,997)

	$163,015,224	$129,781,304

Depreciation expense on property, plant and equipment is allocated to the following items:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Cost of sales	$2,246,111	$2,014,407	$4,589,859	$4,020,737
Selling, general and administrative expenses	40,473	27,129	81,707	50,273

	$2,286,584	$2,041,536	$4,671,566	$4,071,010

9         INTANGIBLE ASSETS

Intangible assets consist of the following:

	Amortization	June 30,	December 31,
	Period	2011	2010
	Years

Licensing agreements	10-20	$1,469,650	$1,441,150
Less: Accumulated amortization		(455,721)	(395,684)

		$1,013,929	$1,045,466

For the six months ended June 30, 2011 and 2010, amortization expense for intangible assets amounted to $51,675 and $49,508, respectively. For the three months ended June 30, 2011 and 2010, amortization expense for intangible assets amounted to $25,995 and $24,761, respectively. Estimated amortization expense for each of the next five years is estimated to be approximately $100,000.

10         LAND USE RIGHTS

	June 30,	December 31,
	2011	2010

Land use rights	$11,973,131	$11,740,943
Less: Accumulated amortization	(874,009)	(641,068)

	$11,099,122	$11,099,875

For the six months ended June 30, 2011 and 2010, amortization expense related to land use rights was $217,999 and $84,236, respectively. For the three months ended June 30, 2011 and 2010, amortization expense related to land use rights was $109,677 and $42,129, respectively.

11       SHORT-TERM BANK BORROWINGS

	June 30,	December 31,
	2011	2010
Bank borrowings-secured/guaranteed	$168,068,315	$135,768,634

The short−term bank borrowings outstanding as of June 30, 2010 carry a weighted average interest rate of 5.32% (2010: 5.18%) regarding bank loans in RMB; a weighted average interest rate of 3.42% (2010: 3.46%) regarding bank loans in USD, and have maturity terms ranging from one to twelve months and interest rates ranging from 2.97% to 4.30% (2010: 2.97% to 5.56%).

Included in short term bank borrowings at June 30, 2011 are $3,867,500 and $22,025,443 payable to Shanghai Pudong Development Bank, which are secured by Ningbo Keyuan's rights to use sea areas and a one-year fixed term deposit with a carrying amount of $23,808,330, respectively; In addition, $74,307,343 payable to Bank of China is secured by Ningbo Keyuan's one-year fixed term deposit and pledged deposits with carrying amounts of $80,992,936 and as of June 30, 2011. Among the rest of the Group's short term borrowings, $67,795,553 is guaranteed by related-party, third-party entities and individuals, including $30,940,000 which is  guaranteed by the Group’s Chief Executive Officer.

12       LONG-TERM BANK BORROWINGS

	June 30,	December 31,
	2011	2010

Loan from China Construction Bank	$15,470,000	$15,170,000
Loan from Industrial and Commercial Bank of China	4,641,000	4,551,000
Loan from Bank of China	-	12,894,500
	20,111,000	32,615,500
Less: current portion	(4,641,000)	(17,445,500)

	$15,470,000	$15,170,000

As of June 30, 2011 and December 31, 2010, all of the Group's long-term bank loans are guaranteed by related-party entities, bear interest from 5.76% to 6.98% and are due on various date through August 2012. There were no additional bank borrowings in the six months ended June 30, 2011.

Future principal repayments on the long-term bank borrowing are as follows:

2011	$4,641,000
2012	15,470,000
$20,111,000

13       ADVANCES FROM CUSTOMERS

The Group requires a prepayment of 100% of the sales contract price from its customers shortly before products are delivered. Such prepayment is recorded as “advances from customers” in the Group’s consolidated balance sheets, until the products are delivered and the customer takes ownership and assumes the risk of loss.

14       ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of June 30, 2011 and December 31, 2010 consist of:

	June 30,	December 31,
	2011	2010

Purchase of property, plant and equipment	$29,969,918	$17,217,958
Accrued payroll and welfare	344,632	690,831
Other accruals and payables	2,660,445	296,321

	$32,974,995	$18,205,110

15       STOCKHOLDERS’ EQUITY AND RELATED FINANCING AGREEMENTS

Dividends

Fixed dividends, are accrued and cumulative for one year from the date of the initial issuance of the Series A and Series B convertible preferred stocks, and are payable on a quarterly basis.

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

On January 27, 2011, the Company’s Board of Directors approved the distribution of an annual cash dividend of $0.36 per share for 2010 to be paid quarterly to its common stock stockholders at the assigned dates of record. The first quarter dividend of $0.09 per share is declared to be paid to stockholders of record as of March 1, 2011, with the actual distribution occurring on April 15, 2011. Certain stockholders of the Company have announced the waiver of their rights to receive such cash dividends. In addition, PRAX Capital, the primary Series B convertible stockholder agreed to waive their rights to receive cash dividends for 2010 should they choose to convert their preferred stock before the record date. The estimated dividends to be distributed and the dividends waived are approximately $3.5 million and $17.2 million respectively. Approximately $0.9 million has been distributed to the common stockholders as dividends of the second quarter.

Registration rights agreement

In connection with the Series A private placement, the Company entered into a registration rights agreement  with the Series A investors, in which the Company agreed to file a registration statement  with the Securities and Exchange Commission (“SEC”) to register for resale the issued common stock, the common stock issuable upon conversion of the Series A convertible preferred stock, and the common stock underlying the Series A and Series B Warrants, and the common stock underlying the placement agent warrants within 30 calendar days of April 22, 2010 and to have this registration statement declared effective within 150 calendar days of April 22, 2010 or within 180 calendar days of April 22, 2010 in the event of a full review of the registration statement by the SEC. If the Company doesn’t comply with the foregoing obligations under the registration rights agreement, the Company will be required to pay liquidated damages in cash to each investor, at the rate of 1% of the applicable subscription amount for each 30 day period in which the Company is not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act. At December 31, 2010, all of the Series A convertible preferred stock has been converted into the Company’s common stock. The Company did not incur any liquidated damages in 2010.

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

16       SHARE-BASED PAYMENTS

(a)   Employee stock option grants

Effective June 30, 2010, the Board of Directors approved the Company’s 2010 Equity Incentive Plan (the “Plan”). The maximum number of shares of common stock of the Company issuable pursuant to the Plan is 6,000,000 shares.  The Plan shall be administered by the Board; provided however, that the Board may delegate such administration to the Committee.

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

On June 30, 2010, the Company granted a total of 3,000,000 stock options to certain senior management employees with a contractual term of 5 years. The exercise price of these stock options is $4.20 per share and the grant-date fair value of these stock options amounted to $3,347,298. A total of 2,810,000 stocks options vest over three years as follow: 30% shall vest and become exercisable one year after grant date, 40% shall vest and become exercisable two years after grant date, and 30% shall vest and become exercisable three years after grant date. For the remaining 190,000 stock options: 40% shall vest and become exercisable one year after the grant date and 60% shall vest and become exercisable two years after the grant date.  The related expense was $286,986 for the three months ended June 30, 2010.

On July 1, 2010, the Company granted a total of 80,000 stock options to two independent directors with contractual terms of 5 years. The exercise price of these stock options is $4.20 per share and the grant-date fair value of these stock options amounted to $91,348. A total of 40,000 of the options shall vest and become exercisable one year after the grant date and the remaining 40,000 of the stock options shall vest and become exercisable two years after the grant date, provided that the independent directors are re-elected for successive one year terms one year after the stock options issuance date.  The related expense was $11,422 for the three months ended June 30, 2010.

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

On December 29, 2010, 600,000 stock options granted to certain employees on August 4, 2010, were cancelled. As compensation for such cancellation, the Company committed to pay these employees incremental cash payments during the period through August 2013. The fair value of the committed cash payment on December 29, 2010 was approximately $400,000 and no incremental compensation costs resulted from the cancellation of these stock options.  The related expense for the remaining outstanding options as well as cancellation was $111,520 for the three months ended June 30, 2010.

No options were granted during the three and six months ended June 30, 2011.

For the three months ended June 30, 2011 and 2010, share-based compensation expenses related to employee stock options charged to general and administrative expenses in the consolidated statements of operations were $409,928 and nil, respectively. For the six months ended June 30, 2011 and 2010, share-based compensation expenses related to employee stock options charged to general and administrative expenses in the consolidated statements of operations were $816,528 and nil, respectively.

As of June 30, 2010, unrecognized compensation cost related to employee stock options was approximately $2,386,382. These costs are expected to be recognized on a straight-line basis over the remaining weighted average service period of 1.94 years.

(b)   Non-employee stock option grants

On April 19, 2010, the Company issued 88,000 shares of common stock to Hayden Communications International, for the investor related services they will provide for a 12-month period. The related expense was approximately US$52,000 and $103,285 for the three and six months ended June 30, 2011, respectively.

On July 1, 2010, the Company granted 40,000 stock options to an external HR consultant with a contractual term of 5 years in exchange for its services completed prior to the grant date. The exercise price of these stock options is $4.20 per share and the grant-date fair value is $45,675. These stock options vested and became exercisable immediately on the grant date.

On July 27, 2010, the Company granted 420,000 stock options to a consultant. The options expire on April 21, 2013. The exercise price of these stock options is $4.20 per share. A total of 70,000 of the stock options vested and became exercisable immediately on the grant date, 31,818 vested monthly from September 1, 2010 through April 1, 2011, and the remaining balance of 95,456 vested on May 1, 2011. Management considers that the vesting dates are concurrent with the respective service completion dates. The grant date fair value of the options was $520,441 and related compensation expense was $151,392 and $297,882 for the three and six months ended June 30, 2011, respectively.

16       SHARE-BASED PAYMENTS (CONTINUED)

For the three months ended June 30, 2011, share-based compensation expenses related to non-employee stocks and stock options recorded in general and administrative expenses in the consolidated statements of operations were $51,643 and $155,188, respectively. For the six months ended June 30, 2011, share-based compensation expenses related to non-employee stocks and stock options recorded in general and administrative expenses in the consolidated statements of operations were $170,775 and $297,882, respectively. For the three and six months ended June 30, 2010, share-based compensation expenses related to non-employee stocks and stock options were nil.

As of June 30, 2011, unrecognized compensation costs related to service providers stocks and stock options were approximately nil and $34,288, respectively. The remaining costs related to stock options are expected to be recognized over a remaining service period of 2.0 years.

17             SUBSIDY INCOME

In April and June a total of approximately $3.1 million of subsidy income was received from the local government.  Subsidy income is recognized when it is received.  The local government has agreed to pay a subsidy equal to 40% of income tax paid in 2010 and 2011, and 20% of income tax to be paid in 2012, 2013 and 2014 as subsidy income.  Subsidy income is subject to income tax.

18             INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to the U.S. federal corporate income tax at progressive rates ranging from 15% to 35%. The state of Nevada does not impose any state corporate income tax. The Company is also liable to state taxes in North Carolina due to the existence of its U.S. office in North Carolina.

British Virgin Islands

Keyuan International is incorporated in the British Virgin Islands (“BVI”). Under the current laws of British Virgin Islands, Keyuan International is not subject to tax on income or capital gains. In addition, upon payments of dividends by Keyuan International, no BVI withholding tax is imposed.

Hong Kong

Keyuan HK is incorporated in Hong Kong. Keyuan HK did not earn any income that was derived in Hong Kong for the six months ended June 30, 2011 and 2010 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Ningbo Keyuan and Ningbo Keyuan Petrochemicals are both incorporated in the PRC and the applicable PRC statutory income tax rate for both companies is 25%.

Components of income (loss) before income tax expense arose in the following jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
PRC	$3,309,794	$6,016,251	$11,939,586	$12,766,308
U.S.	(3,765,742)	(211,807)	(4,704,077)	(211,807)
Hong Kong and BVI	(700,763)	(101,718)	(925,926)	(109,103)
(Loss) income before income taxes	$(1,156,711)	$5,702,726	$6,309,583	$12,445,398

The Group’s income tax expense in the consolidated statements of operations consists of the following:

PRC:	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2011

Current income tax expense	$665,828	$-	$2,917,979	$-
Deferred income tax expense (benefit)	-	1,504,063	-	3,191,577

Total income tax expense (benefit)	$665,828	$1,504,063	$2,917,979	$3,191,577

18             INCOME TAXES (CONTINUED)

Reconciliation between income tax expense (benefit) and the amounts computed by applying the PRC statutory income tax rate of 25% to income (loss) before income taxes is as follows:

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
(Loss) income before income taxes	$(1,156,711)		$5,702,726		$6,309,583		$12,445,398
Computed income tax (benefit) expense	(289,178)	25.0%	1,425,681	25.0%	1,577,396	25.0%	3,111,350	25.0%
NOLs from overseas subsidiaries not recognized	1,433,636	(123.9%)	72,292	1.3%	1,799,204	28.5%	74,138	0.6%
Others	(478,630)	41.4%	6,090	0.1%	(458,622)	(7.3%)	6,089	0.0%
Actual income tax expense	$665,828	(57.6%)	$1,504,063	26.4%	$2,917,978	46.2%	$3,191,577	25.6%

The PRC income tax rate has been used because the majority of the Group’s consolidated income (loss) before income taxes arises in the PRC.

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. Further, the Company’s distributions from its PRC subsidiaries are subject to the U.S. federal income tax at 35%, less any applicable qualified foreign tax credits. Due to the Company’s policy of permanently reinvesting substantially  all of its earnings in its PRC business, the Company has not provided for deferred income tax liabilities for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed earnings of $33.9 million and $26.3 million as of June 30, 2011 and December 31, 2010, respectively.

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

19             CONTINGENCY

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

20       EARNINGS (LOSS) PER SHARE

Earnings per share for the period of the Share Exchange have been restated to reflect the recapitalization under the Share Exchange. The following table sets forth the computation of basic net income (loss) per share:

	For the three months ended		For the six months ended
	June 30	June 30	June 30	June 30
	2011	2010	2011	2010

Net (loss) income attribute to Keyuan
Petrochemicals, Inc. stockholders	$(1,822,539)	$4,198,663	$3,391,604	$9,253,821

Less: Dividend attributable to preferred
stockholders	306,247	288,497	602,507	288,497

Net (loss) income attributable to Keyuan Petrochemical Inc. common shareholders	$(2,128,786)	$3,910,166	$2,789,097	$8,965,324

Weighted average common shares
(Denominator for basic income per share)	57,579,239	50,045,451	57,578,896	48,858,321

Effect of diluted securities:
- Series A convertible preferred stock	-	4,885,209	-	2,456,099
- Series B convertible preferred stock	-		5,400,010
- Series M convertible preferred stock	-		-
- Warrants			390,647
- Options	-	-	467,429	-

Weighted average common shares
(denominator for diluted income per share)	57,579,239	54,930,660	63,836,982	51,314,420

Basic net (loss) income per share	$(0.04)	$0.08	$0.05	$0.18
Diluted net (loss) income per share	$(0.04)	$0.08	$0.05	$0.18

21       FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and 2010.

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

22       SIGNIFICANT CONCENTRATIONS AND RISKS

As of June 30, 2011 and December 31, 2010, the Group held cash and pledged bank deposits in financial institutions of approximately $158,473,795 and $127,260,081, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region, which management believes have high credit ratings.

Sales to major customers, which individually exceeded 5% of the Group’s total net revenues, are as follows:

For three months ended June 30, 2011			For three months ended June 30, 2010
Largest	Amount of	% Total	Largest	Amount of	% Total
Customers	Sales	Sales	Customers	Sales	Sales

Customer A	$35,607,254	24%	Customer A	$22,427,477	17%
Customer B	14,540,619	10%	Customer G	15,945,016	12%
Customer C	14,278,678	10%	Customer H	10,370,906	8%
Customer D	13,517,410	9%	Customer I	8,654,805	7%
Customer E	6,314,579	4%	Customer J	7,392,662	6%

Total	$84,258,540	57%	Total	$64,790,866	49%

For six months ended June 30, 2011			For six months ended June 30, 2010
Largest	Amount of	% Total	Largest	Amount of	% Total
Customers	Sales	Sales	Customers	Sales	Sales

Customer A	$58,150,912	20%	Customer A	$43,228,614	17%
Customer D	42,284,552	14%	Customer G	31,465,335	13%
Customer B	28,430,114	10%	Customer I	20,274,680	10%
Customer C	14,278,678	5%	Customer B	11,598,392	7%
Customer F	13,176,798	4%	Customer H	10,370,907	5%

Total	$156,321,054	53%	Total	$116,937,928	47%

The Group currently buys a majority of its heavy oil, an important component of its products, from three suppliers. Although there are a limited number of suppliers of the particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for the three months ended June 30, 2011 and 2010 were $153,035,430 and $58,127,240, respectively. These purchases represented 83% and 73% respectively of all of the Company’s purchases for three months end June 30, 2011 and 2010. Purchases (net of VAT) from the largest three suppliers for the six months ended June 30, 2011 and 2010 were $231,995,919 and $130,508,430 respectively. These purchases represented 80% and 64%, respectively, of all of the Group’s purchases for the six months end June 30, 2011 and 2010. The Company’s largest supplier accounted for approximately $124.7 million and $23.1 million, or 68% and 29% of total purchases for the three months ended June 2011 and 2010, and $190.1 million and $56.3 million, or 65% and 28% of total purchases for the six months ended June 2011 and 2010.

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

23      RELATED PARTY TRANSACTIONS AND RELATIONSHIPS AND TRANSACTIONS WITH CERTAIN OTHER PARTIES

(1)  Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder
Mr. Jicun Wang	Principal stockholder
Mr. Peijun Chen	Principal stockholder
Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang
Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan
Mr. Weifeng Xue	Vice President of Accounting, Ningbo Keyuan through August 2011
Mr. Hengfeng Shou	Vice President of Sales, Ningbo Keyuan
Petrochemical
Ningbo Kewei Investment Co., Ltd.	A company controlled by Mr. Tao
(Ningbo Kewei)
Ningbo Pacific Ocean Shipping Co., Ltd	100% ownership by Mr. Wang
(Ningbo Pacific)
Ningbo Hengfa Metal Product Co., Ltd	100% ownership by Mr. Chen
(Ningbo Hengfa, former name "Ningbo Tenglong")
Shandong Tengda Stainless Steel Co., Ltd	100% ownership by Mr. Chen
(Shandong Tengda)
Ningbo Xinhe Logistic Co., Ltd
(Ningbo Xinhe)	10% ownership by Ms. Huang
Ningbo Kunde Petrochemical Co, Ltd.	Mr. Tao’s mother was a 65% nominee shareholder
(Ningbo Kunde)	for Mr. Hu, a third party through September 2011
Ningbo Jiangdong Jihe Construction Materials	Controlled by Mr. Xue’s Brother-in-law
Store (Jiangdong Jihe)
Ningbo Wanze Chemical Co., Ltd	Mr. Tao’s sister-in-law is the legal representative
(Ningbo Wanze)
Ningbo Zhenhai Jinchi Petroleum Chemical	Controlled by Mr. Shou
Co., Ltd (Zhenhai Jinchi)

Related party transactions and amounts outstanding with related parties as of and for the three and six months ended June 30, 2011 and 2010 are summarized as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Sales of products (a)	$35,607,658	$26,369,453	$58,217,477	$47,186,862
Purchase of raw material (b)	$42,920	$-	$7,066,055	$5,734,319
Purchase of transportation services (c)	$316,506	$1,593,080	$927,879	$3,044,389
Credit line of guarantee provision for bank borrowings (d)	$-	$4,400,700	$-	$124,686,500
Loan guarantee fees (d)	$419,665	$-	$756,919	$-
Short-term financing from related parties (e)	$5,406,139	$2,934,200	$13,144,234	$4,400,700
Short-term financing to related parties (e)	$5,535,234	$2,934,200	$13,144,234	$4,400,700

	June 30,	December 31,
	2011	2010

Amounts due from related parties (f)	$38,675	$5,332,193
Amounts due to related parties (g)	$3,104,306	$115,535

(a) During the three months ended June 30, 2011 and 2010, the Group sold finished products of $35,607,658 and $22,427,477 to Ningbo Kunde, and nil and $3,941,976 to Zhenhai Jinchi, respectively. During the six months ended June 30, 2011 and 2010, the Group sold finished products of $58,150,912 and $43,228,614 to Ningbo Kunde, and $66,565 and $3,958,248 to Zhenhai Jinchi, respectively. Amounts received in advance from Kunde as of June 30, 2011 were $3,077,199.

(b) The Group purchased raw materials of $42,920 and nil from Ningbo Kunde during the three months ended June 30, 2011 and 2010, respectively. The Group purchased raw materials of nil and $4,427,831 from Ningbo Kewei during the six months ended June 30, 2011 and 2010 with no outstanding amount payable to Ningbo Kewei at June 30, 2011 in respect of these purchase transactions. The Group purchased raw materials of $7,066,055 and $1,306,488 from Ningbo Kunde during the six months ended June 30, 2011 and 2010, respectively.

(c) The Group purchased transportation services of $316,506 and $1,593,080 from Ningbo Xinhe during the three months ended June 30, 2011 and 2010, respectively. The Group purchased transportation services of $927,879 and $3,044,389 from Ningbo Xinhe during the six months ended June 30, 2011 and 2010, respectively, and amounts owed to Ningbo Xinhe as of June 30, 2011 in respect of these purchase transactions were $27,107.

(d) Guarantees for Bank Loans

	Guarantee provided during		Guarantee provided during
	the three months ended June 30		the six months ended June 30
	2011	2010	2011	2010
Mr. Tao	$-	$-	$-	$79,212,600
Ningbo Kewei	-	-	-	41,073,200
Ningbo Pacific	-	4,400,700	-	4,400,700

Guaranteed Bank Loans
as of June 30
2011
Mr. Tao	$46,410,000
Jicun Wang and Chen	$9,783,053
Ningbo Kewei	$3,867,500
Ningbo Pacific	$14,523,979
Ningbo Hengfa	$23,823,800
Shangdong Tengda	$928,200

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. In the three months ended June 30, 2011, loan guarantee fees were $73,644, $178,367 and $167,654 for Ningbo Hengfa, Ningbo Pacific and Ningbo Kewei, respectively. In the six months ended June 30. 2011, loan guarantee fees were $150,116, $301,247 and $305,556 for Ningbo Hengfa, Ningbo Pacific and Ningbo Kewei, respectively.

(e)   Short-term financing transactions with related parties

	Three Months Ended June 30
	2011			2010
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)

Ningbo Kewei	$5,358,850	$(5,358,850)	$-	$400	$(400)	$-
Ningbo Kunde	32,550	(32,550)	-	2,933,800	(2,933,800)	-
Jiangdong Jihe	14,739	143,834	-	-	-	-

	$5,406,139	$(5,247,566)	$-	$2,934,200	$(2,934,200)	$-

	Six Months Ended June 30
	2011			2010
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)

Ningbo Kewei	$5,358,850	$(5,358,850)	$-	$1,466,900	$(1,466,900)	$-
Ningbo Kunde	5,358,850	(5,358,850)	-	2,933,800	(2,933,800)	-
Jiangdong Jihe	2,426,534	(2,426,534)	-	-	-	-

	$13,144,234	$(13,144,234)	$-	$4,400,700	$(4,400,700)	$-

(i) Transactions during the year are translated at average exchange rates.

(ii) Balances at year end are translated at the balance sheet exchange rate.

(f) Amounts due from related parties consist of the following:

	June 30,	December 31,
Related Party	2011	2010

Ningbo Kunde	$-	$5,181,809
Jiangdong Jihe	-	112,459
Mr. Tao	38,675	37,925
	$38,675	$5,332,193

Amounts due from Mr. Tao represent advances made for business expenses which are unsecured, interest free and due on demand.

(g) Amounts due to related parties consist of the following:

	June 30,	December 31,
Related Party	2011	2010

Ningbo Kunde	$3,077,199	$-
Ningbo Jinchi	-	115,416
Ninbo Xinhe	27,107	119
	$3,104,306	$115,535

Amounts due to related parties represent balances due for raw materials purchase and freight.

(2) Relationships and transactions with certain other parties

The Group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd	Former 12.75% nominee shareholder of Ningbo
(Ningbo Litong)	Keyuan
Ningbo Jiangdong Haikai Construction	Controlled by cousin of Mr. Weifeng Xue, Vice
Materials Store (Jiangdong Haikai)	President of Accounting through August 2011
Ningbo Jiangdong Deze Chemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue, Vice
(Jiangdong Deze)	President of Accounting through August 2011
Ningbo Anqi Petrochemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue, Vice
(Ningbo Anqi)	President of Accounting through August 2011

Transactions and amounts outstanding with these parties for the three and six months ended June 30, 2011and 2010, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales of products (h)	$-	$1,257,446	$772,762	$6,487,029
Purchase of raw material (i)	$9,536,282	$1,671,025	$9,536,282	$12,089,432
Credit line of guarantee for bank borrowings (j)	$-	$-	$-	$-
Loan guarantee fees (j)	$302,674	$-	$505,626	$-
Short-term financing from theses parties (k)	$12,862,621	$17,231,971	$47,612,617	$17,227,272
Short-term financing to these parties (k)	$(7,142,275)	$(17,231,971)	$(45,374,149)	$(17,227,272)
Amounts due from these parties	$-	$2,144,247	$-	$2,144,247
Amounts due to these parties	$17,851	$1,489,203	$17,851	$1,489,203

(h) The Group sold finished products to Ningbo Litong for $1,257,446 in the three months ended June 30, 2010. The Group sold finished products of $772,762 to Ningbo Litong for the six months ended June 30, 2011. Sales to Ningbo Litong were $6,487,029 for six months ended June 30, 2010. Amounts received in advance from Litong were $17,851 as of June 30, 2011, and are included in advances from customers on the consolidated balance sheet.

(i) The Group purchased raw materials of $9,536,282 from Ningbo Litong during the three months ended June 30, 2011. During the three months ended June 30, 2010, the Group purchased raw materials of $1,671,025 from Ningbo Litong.

The Group purchased raw materials of $9,536,282 from Ningbo Litong during the six months ended June 30, 2011. During the six months ended June 30, 2010, the Group purchased raw materials of $12,089,432 from Ningbo Litong.

(j) Guarantees for Bank Loans

	Guaranteed Bank Loans
	as of June 30
	2011	2010
Ningbo Litong	$44,863,000	$-

No new guarantees were obtained from these parties during the three and six months ended June 30, 2011.  Guarantee fees paid to Litong were $302,674 and $505,626 for the three and six months ended June 30, 2011, respectively.

(k) Short-term financing transactions

Historically the Group and these parties have provided each other with short-term financing, typically, in the form of cash, bills receivable and bills payable.

In connection with the Group’s financing transactions, the Group has obtained bills receivable in exchange for cash or other payables. These bills are sold for cash at a discount prior to maturity. At maturity, the counter parties honor their obligations under the bills by paying the bill amount to the accepting bank, at which time, or shortly thereafter, the Group repays the counter parties. Short-term financing obtained and repayments made under these agreements were as follows for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30
	2011			2010
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)

Ningbo Litong	$12,862,621	$(7,142,275)	$-	$17,231,971	$(17,231,971)	$-
Jiangdong Deze	-	-	-	-	-	-
Ningbo Anqi	-	-	-	-	-	-

	$12,862,621	$(7,142,275)	$-	$17,231,971	$(17,231,971)	$-

	Six Months Ended June 30
	2011			2010
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)

Ningbo Litong	$38,142,763	$(35,904,295)	$-	$17,227,272	$(17,227,272)	$-
Jiangdong Deze	2,602,870	(2,602,870)	-	-	-	-
Ningbo Anqi	6,866,984	(6,866,984)	-	-	-	-

	$47,612,617	$(45,374,149)	$-	$17,227,272	$(17,227,272)	$-

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Keyuan  for the six months ended June 30, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Operating through our wholly-owned subsidiaries, Ningbo Keyuan and Ningbo Keyuan Petrochemicals, our operations include (i) a production facility with an annual petrochemical production capacity of 550,000 metric tons (MT) of a variety of petrochemical products (such capacity was expanded to 720,000 MT in April 2011), (ii) facilities for the storage and loading of raw materials and finished goods and (iii) a manufacturing technology that can support our manufacturing process with relatively low raw material costs and high utilization and yields, all of which are led by a management team consisting of petrochemical experts with proven track records from some of China’s largest state-owned enterprises in the petrochemical industry.

In April 2011, we expanded our annual production capacity from 550,000 MT to 720,000 MT in April 2011. We also completed the construction of a Styrene-Butadience-Styrene (the “SBS”) production facility with an annual production capacity of 70,000 MT in September 2011 and expect to start a trial production in October, 2011. In addition, we plan to complete an additional storage capacity, a raw material pre-treatment facility and an asphalt production facility by the end of 2012.

Our Facility and Equipment

Facility

As of June 30, 2011, we have invested a total of approximately $163 million in the construction and improvement of our production facility. Our current production facility encompasses roughly 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired additional 1.2 million square feet of land in August 2010 for our future expansion.

We have a total of 100,000 MT of storage capacity, consisting of 50,000 MT of storage capacity for raw materials and 50,000 MT for finished products. As part of our expansion plan, we intend to add 180,000 MT of new storage capacity in 2011, after which our total storage capacity will be 280,000 MT.

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

● BTX Aromatics: consisting of benzene, toluene, xylene and other chemical components for further processing into plastics, gasoline and solvents materials widely used in paint, ink, construction coating and pesticide.

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

Expansion Plan

In order to meet the increasing market demands, we have completed the expansion of our 550,000 MT production capacity to 720,000 MT in April 2011. We also completed building an SBS production facility with 70,000 MT production capacities in September 2011. We are planning to expand our facility to include additional storage capacity, a raw material pre-treatment facility and an asphalt production facility by the end of 2012.

Our annual designed manufacturing capacity was 550,000 metric tons of a variety of petrochemical products at the end of 2010. We upgraded the catalytic pyrolysis processing equipment used in production facilities to expand the capacity from 550,000 MT to 720,000 MT. This capacity expansion project started in March 2011 and was completed in April 2011.

In September 2011, we completed building a new facility designed for producing SBS, one of the Styreneic Block Copolymers.  SBS is a product with higher product margin with major application for footwear, adhesive, polymer modification and modified asphalt industries. The SBS facility was built on part of the 1.2 million square feet of land for which we obtained the use of right in August 2010 The construction started in September, 2010 and was completed according to planned schedule in September 2011. The project is currently in the stage of equipment optimization and alignment. Trial production is expected to start in late October. The designed capacity of the SBS facility would allow for production of up to 70,000 metric tons per year..   We expect to generate net profit margins of 10% from our production of SBS once the facility reaches normal production levels. The SBS facility is anticipated to achieve an 80% utilization rate in 2012, the first full year of production, and generate approximately $107 million in sales and $10 million to $11 million in profit in 2012.

In addition to the SBS production facility, we plan to increase our current 100,000 MT storage capacity to 280,000 MT. Management believes that the increased storage capacity will allow the Company to take better advantage of price variations to raw material and product sales prices, as well as to support the storage needs of the increased overall production capacity after our expansion projects are completed.  We also plan to build a pretreatment facility and an asphalt facility on the land we acquired in August 2010. The pretreatment facility will allow us to handle lower grade raw materials thereby helping to further decrease raw material costs. In addition, this facility will improve efficiency in current production process as well as provide the necessary feedstock for our planned asphalt production. Once completed, the new asphalt facility will be capable of producing as much as 300,000 MT annually. We estimate that the new asphalt facility will generate approximately $298 million in sales and approximately $30 million of additional profits a year.

The actual and estimated schedule of our expansion plan is as follows:

●	Completed SBS facility in September 2011
●	Begin SBS production and sales in the fourth quarter of 2011
●	Complete storage capacity expansion, pretreatment facility and asphalt by December 31, 2012

On August 18, 2010, we acquired four parcels of land adjacent to the Company's current facilities totaling approximately 1.2 million square feet. The total cost of the land was approximately $5.8 million. Aside from the cost of the land acquisition, the estimated cost of the storage expansion and construction of the  pretreatment and asphalt facilities is approximately $70 million , including $20 million for facility construction, $40 million for new equipment, and $10 million for working capital.

We plan to fund this proposed expansion through debt financing, cash from operations, proceeds from prior financings, warrant exercises, and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to increase our production capacity and to expand our business could be adversely affected.

Manufacturing and Sales

Our total production of finished products was 152,915 MT for the three months ended June 30, 2011 and we generated $149 million in revenue based on the sale of 135,827 MT of petrochemical products, including 9,795 MT of products produced by third parties. For the first six months of 2011, our total production was 282,058 MT and revenue generated from sales was $296 million, which represented an 18.6% increase from the same period of 2010. Due to our low-cost and flexible manufacturing process, we are able to change the mix of raw materials and quality of products we produce based on market conditions. Management believes that the Company’s technology advantage in using heavy oil as feedstock will sustain and continue to yield attractive margins.

In the second quarter of 2011, we incurred production interruptions, mainly as a result of the expansion of our production capacity. In April 2011, we lost a combined 25 days of production, equating to approximately 54,000 tons of production, approximately $45 million of revenues and $2.4 million in net income.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three and six months ended June 30, 2011 and 2010

	For the three months		Year to Year Comparison		For the six months		Year to Year Comparison
	Ended June 30,		Increase	Percentage	Ended June 30,		Increase	Percentage
	2011	2010	/(Decrease)	change	2011	2010	/(Decrease)	change

Sales
Third parties	115,281,945	105,627,764	9,654,181	9%	239,436,744	202,182,241	37,254,503	18%
Related Parties	35,607,658	26,369,453	9,238,205	35%	58,217,477	47,186,862	11,030,615	23%
Total sales	$150,889,603	$131,997,217	$18,892,386	14%	$297,654,221	$249,369,103	$48,285,118	19%

Cost of sales
Third parties	111,055,933	98,516,344	12,539,589	13%	224,870,131	187,429,672	37,440,459	20%
Related Parties	37,977,326	24,835,031	13,142,295	53%	58,276,685	44,478,145	13,798,540	31%
Total cost of sales	149,033,259	123,351,375	25,681,884	21%	283,146,816	231,907,817	51,238,999	22%

Gross profit	1,856,344	8,645,842	(6,789,498)	(79%)	14,507,405	17,461,286	(2,953,881)	(17%)

Operating expenses
Selling expenses	215,548	258,901	(43,353)	(17%)	754,680	343,413	411,267	120%
General and administrative expenses	4,529,744	1,213,080	3,316,664	273%	7,764,824	2,018,612	5,746,212	285%
Total operating expenses	4,745,292	1,471,981	3,273,311	222%	8,519,504	2,362,025	6,157,479	261%

(Loss) Gain from operations	(2,888,948)	7,173,861	(10,062,809)	(140%)	5,987,901	15,099,261	(9,111,360)	(60%)

Other income (expenses):
Interest expense, net	(1,856,793)	(1,589,937)	(266,856)	17%	(4,146,479)	(2,663,462)	(1,483,017)	56%
Foreign exchange gain (loss), net	3,200,356	-	3,200,356	-	2,052,713	293,028	1,759,685	601%
Liquidated damage expenses	(1,300,730)	-	(1,300,730)	n/a	(1,300,730)	-	(1,300,730)	n/a
Non-operating income (expenses)	1,689,404	118,802	1,570,602	1322%	3,716,178	(283,429)	3,999,607	(1411%)
Total other Income(expenses)	1,732,237	(1,471,135)	3,203,372	(218%)	321,682	(2,653,863)	2,975,545	(112%)

(Loss) Income before provision for income tax	(1,156,711)	5,702,726	(6,859,437)	(120%)	6,309,583	12,445,398	(6,135,815)	(49%)
Provision for income tax	665,828	1,504,063	(838,235)	(56%)	2,917,979	3,191,577	(273,598)	(9%)
Net (Loss) Income	(1,822,539)	4,198,663	(6,021,202)	(143%)	3,391,604	9,253,821	(5,862,217)	(63%)
Other comprehensive income
Foreign currency translation adjustment	617,550	192,224	425,326	221%	1,174,874	193,948	980,926	506%
Comprehensive (loss) income	$(1,204,989)	$4,390,887	$(5,595,876)	(127%)	$4,566,478	$9,447,769	$(4,881,291)	(52%)

Sales: Sales for the three months ended June 30, 2011 were approximately $150.9 million compared to sales of $132.0 million for the three months ended June 30, 2010, an increase of $18.9 million, or 14.3%. The substantial increase in our sales was due to the higher capacity utilization coupled with higher average sales price for our products. In the three months ended June 30, 2011 we sold 155,954 metric tons of chemical products at an average price of $1,087 per metric ton, as compared to sales of 135,826 metric tons of chemical products at an average price of $819 per metric ton in the three months ended June 30, 2010. This represents an increase of approximately 32.7% in average sales price and an increase of approximately 14.8% increase in overall products sold.

Our overall sales for the three months ended June 30, 2011 included approximately $35.6 million of sales to related parties as compared to roughly $26.4 million in the same period in 2010.  Pricing for sales to related parties was determined on the same basis as sales to non-related parties.  For additional informational on related party sales, please refer to Footnote 23 of the financial statements.

Sales for the six months ended June 30, 2011 were approximately $297.7 million compared to sales of $249.4 million for the six months ended June 30, 2010, an increase of $48.3 million, or 19.4%. The substantial increase in our sales was due to the higher capacity utilization coupled with higher average sales price of our products. In the six months ended June 30, 2011 we sold 284,595 metric tons of chemical products at an average price of $1,039 per metric ton, as compared to sales of 300,701 metric tons of chemical products at an average price of $829 per metric ton in the six months ended June 30, 2010. This represents an increase of approximately 25.3% in average sales price and a decrease of approximately 5.4% in overall chemical products sold.

Our overall sales for the first six months of 2011 included approximately $58.2 million of sales to related parties as compared to approximately $47.1 million in same period in 2010.  Pricing for sales to related parties adopts the same principles as that to non-related parties.  For additional informational on related party sales, please refer to Footnote 23 of the financial statements.

Cost of Sales: Overall cost of sales was approximately $149.0 million for the three months ended June 30, 2011, or 98.8% of sales, as compared to cost of sales of approximately $123.4 million, or 93.5% of sales for the three months ended June 30, 2010.  Our cost of sales are primarily composed of the costs of direct raw materials (mainly heavy oil, benzene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. In the three months ended June 30, 2011 our average cost of finished product was $1,013 per metric ton, as compared to an average cost of $788 per metric ton in the three months ended June 30, 2010, an increase of 28.6%.   In April 2011, production was suspended for 25 days during which we still incurred estimated expenses of US1.2 million including depreciation, labor cost and various other manufacturing overhead.

Our overall cost of sales was approximately $283.1 million for the six months ended June 30, 2011, or 95.1% of sales, as compared to cost of sales of approximately $231.9 million, or 93.0% of sales for the three months ended June 30, 2010.  In the six months ended June 30, 2011 our average cost of finished product was $1,034 per metric ton, as compared to an average cost of $768 per metric ton in the six months ended June 30, 2010, an increase of 34.6%.

Gross Profit: Gross profit for the three months ended June 30, 2011 was approximately $1.9 million as compared to $8.6 million for the comparable period in 2010. Our gross margin has decreased from 6.5% for the three months ended June 30, 2010 to 1.26% for the three months ended June 30, 2011.  The main reason for the decrease in the gross margin is the increase in our raw material prices.  The average Brent oil price in the three months ended June 30, 2011 was $117 per barrel, as compared to $79 in the same period of 2010, an increase of 47%. Additionally, the suspension of production had a negative impact of approximately 0.9% on the gross margin for the three months ended June 30, 2011.

Gross profit for the six months ended June 30, 2011 was approximately $14.5 million as compared to $17.5 million for the comparable period in 2010. Our gross margin has decreased from 7.0% for the six months ended June 30, 2010 to 4.9% for the six months ended June 30, 2011.  The main reason for the decrease in the gross margin is the increase in our raw material prices. Additionally, the suspension of production had a negative impact of approximately 0.4% on the gross margin for the six months ended June 30, 2011.

Going forward, management believes that major fluctuations in prices of raw materials will continue to have a major impact on our gross margins, although management continues to improve efficiency in our manufacturing processes.

Operating Expenses: Operating expenses, including selling expenses, and general and administrative expenses, were approximately $4.7 million, or 3.1% of sales for the three months ended June 30, 2011 as compared to $1.5 million, or 1.1% of sales for the  three months  ended June 30, 2010, an increase of approximately $3.6 million. The increase of these expenses was due to various public company expenses including share-based compensation and various legal and consulting services. The share-based compensation for the three months ended June 30, 2011 was $0.6 million, as compared to share-based compensation of $0.1 million for the three months ended June 30, 2010.  In the three months ended June 30, 2011, we also incurred expenses of approximately US$1.7 million in connection with the independent investigation.

Operating expenses, including selling expenses and general and administrative expenses, were approximately $8.5 million, or 2.9% of sales for the six months ended June 30, 2011 as compared to $2.4 million, or 0.9% of sales for the comparable period in 2010, an increase of approximately $6.1 million. The increase was due to various public company expenses including share-based compensation, and various legal and consulting services. The share-based compensation for the six months ended June 30, 2011 was $1.3 million, as compared to share-based compensation of $0.1 million for the six months ended June 30, 2010.  In the six months ended June 30, 2011, we also incurred expenses of US$1.7 million in connection with the independent investigation.

General and administrative expenses will likely substantially increase in 2011 as a result of various legal, consulting and  internal expenses related to the Company’s independent investigation and  efforts to address NASDAQ’s delisting decision, which we are appealing.   Aside from the legal fees and consulting expenses related  to the investigation, management also expects increased expenses as a result of the implementation of  subsequent corrective policies related to various aspects of internal controls and accounting policies.

Interest Expense: For the three months ended June 30, 2011, interest expense was approximately $2.6 million, as compared to interest expense of approximately $1.6 million for the comparable period in 2010. For the six months ended June 30, 2011, interest expense was approximately $5.8 million, as compared to interest expense of approximately $2.7 million for the comparable period in 2010. We capitalized certain portions of our interest as part of the costs of fixed assets during the construction period.  After full-scale production commenced, interest on our short-term bank loans used to fund our working capital is expensed as incurred. In addition, the interest rate on one year bank loans has increased from 5.32% as of June 30, 2010 to 6.06% as of June 30, 2011. Management believes that interest expense will stay at the current level for the rest of our 2011 fiscal year.

Liquidated damages expense: For the three months ended June 30, 2011, we accrued a liquidated damages expense of $1.3 million. On April 1, 2011, trading of the Company’s common stock was suspended. In addition, management determined that, as of April 15, 2011, the Registration Statements were no longer effective. Accordingly, in the quarter ended June 30, 2011, it became probable that the Company will be required to remit liquidated damages to the Investors, an estimated contingent liability for $1.3 million was accrued with a corresponding charge to earnings.

Net Income/loss: We incurred a loss of approximately $1.8 million for the three months ended June 30, 2011, as compared to net income of approximately $4.2 million in the same period in 2010. The loss was mainly due to the higher cost of sales and the increase in legal, consulting and investigation expenses, in addition to the suspension of production.

Net income for the six months ended June 30, 2011 was approximately $3.4 million, as compared to net income of $9.3 million for the same period in 2010, a reduction of $5.9 million. The decrease is mainly due to the loss in the second quarter, which was due to the increase in raw material prices, the increase in legal, consulting and investigation expenses and the suspension of production.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $0.6 million for the three months ended June 30, 2011. The balance sheet amounts, at June 30, 2011 and 2010, with the exception of equity, were translated at RMB6.46412 and RMB6.78887 to 1.00 U.S. dollar respectively. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the three months ended June 30, 2011 and 2010 were RMB6.53125 and RMB6.81710, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	34,701,757	10,278,999
Net cash used in investing activities	(11,563,733)	(17,084,658)
Net cash used in financing activities	(46,969,550)	(1,739,200)

Net cash provided by operating activities was approximately $34.7 million for the six months ended June 30, 2011 as compared to net cash provided by operations of approximately $10.3 million for the same period in 2010. The increase in cash provided by operations was primarily due to the increase in accounts payable and prepayments to suppliers and offset by the reduction in inventory and prepaid tariffs for the six months ended in June 30, 2011. For the six months ended in June 30, 2010, the net cash provided by operations was primarily due to profits generated from the commencement of normal production and the increase in accounts payable and the decrease in inventory and consumption tax refund receivable.

Net cash used in investing activities was approximately $11.6 million and $17.1 million for the six months ended June 30, 2011 and 2010, respectively. Net cash used in investing activities was primarily focused on payments for the infrastructure construction and the expansion of our facility. As we move forward with our expansion, it is expected that net cash used in investing activities will increase for the rest of our 2011 fiscal year.

Net cash used in financing activities amounted to approximately $47.0 million for the six months ended June 30, 2011. Net cash used in financing activities amounted to approximately $1.7 million for the same period in 2010. Financing cash used in 2011 was mainly the result of settlement of bills payable, repayment of bank loans and the increase in pledged deposits at banks. Financing cash provided in 2011 was primarily due to the increase in short-term bank loans. In 2010, the net cash used in financing activities was primarily the result of settlement of bills payable and repayment of long-term bank loans.

We have entered into loan agreements with our primary lenders, Bank of China, China Construction Bank, Agricultural Bank of China, etc. under which we have term loans. As of June 30, 2011, we had an aggregate principal amount of approximately $188 million bank loans outstanding under the loan agreements, with maturity dates from July 2011 to October 2012 and interest rates from 2.97% to 8.13% per annum. $168 million is classified as short-term bank loans, $4.6 million as current portion of long-term bank loans and $15.5 million as long-term bank loans. The loan agreements contain customary affirmative and negative covenants and were guaranteed by third parties and individual persons or secured by a lien on our property and equipment. Beginning in January 2011, certain individual loan guarantors, some of whom are related parties, were paid a monthly fee of approximately 0.1% of the outstanding loan balances as compensation for their guarantees. Through December 31, 2010, no compensation was paid in respect of these guarantees. Historically, all debts have been repaid by the Company in a timely manner. All are revolving loans whose terms (at due date of payment) are extended by the lender. As of June 30, 2011, we were in compliance with the terms of our loan agreements. Management expects all unpaid loan balances will be extended at their due date. Depending on capital needs, the Company evaluates whether to apply for additional long-term bank loans. The Company currently has sufficient lines of credit with the banks for both short-term and long-term borrowings.

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

As a result of the findings of the Audit Committee and its review of our controls and procedures, management has concluded that the Company continues to have  material weaknesses. A material   weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of June 30, 2011:

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