Form 10-Q
period 2011-09-30
Keyuan Petrochemicals, Inc.
filed 2011-11-21
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☐    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Ningbo, Zhejiang Province
P.R. China 315803
(86) 574-8623-2955
 (Issuer's telephone number)

(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐  No ☒

As of November 18, 2011, the Registrant has 57,579,490 shares of common stock outstanding and 5,400,010 shares of Series B Preferred Stock outstanding.

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

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
	Note	2011	2010
		(Unaudited)
ASSETS
Current assets:
Cash	3	$3,743,446	$29,336,241
Restricted bank deposits		158,847,306	98,053,146
Bills receivable		2,405,796	9,194,513
Inventories	4	47,517,210	86,831,556
Prepayments to suppliers	5	19,615,813	14,071,219
Consumption tax refund receivable	6	53,246,555	39,144,688
Amounts due from related parties	23	39,125	5,332,193
Other current assets	7	44,582,436	28,608,833
Income tax receivable	18	1,937,958	-
Deferred income tax assets		484,783	469,914

Total current assets		332,420,428	311,042,303

Property, plant and equipment, net	8	173,002,050	129,781,304
Intangible assets, net	9	999,318	1,045,466
Land use rights	10	11,116,868	11,099,875
Prepayments for property, plant and equipment	5	4,466,803	-

Total assets		$522,005,467	$452,968,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	11	$196,930,884	$135,768,634
Bills payable		52,662,250	60,224,900
Current portion of long-term bank borrowings	12	14,241,500	17,445,500
Accounts payable		109,494,566	92,225,936
Advances from customers	13	18,679,760	10,479,217
Accrued expenses and other payables	14	36,475,059	18,205,110
Income taxes payable	18	-	10,699,778
Dividends payable		2,085,499	234,393
Amounts due to related parties	23	360,903	115,535

Total current liabilities		430,930,421	345,399,003
Long-term bank borrowings	12	6,103,500	15,170,000

Total liabilities		437,033,921	360,569,003

Series B convertible preferred stock:
Par value: $0.001; Authorized: 5,400,010 shares
6% cumulative dividend with liquidation preference
over common stock
Issued and outstanding: 5,400,010 shares
liquidation preference of $20,250,000		16,701,565	16,701,565

Commitments and contingencies	19	-	-

Stockholders’ equity:
Common stock:
Par value: $0.001; Authorized: 100,000,000 shares;
Issued and outstanding: 57,579,490 shares on September 30, 2011
and 57,577,840 shares on December 31, 2010		57,580	57,578
Additional paid-in capital		48,613,629	47,012,061
Statutory reserve		3,075,356	3,075,356
Accumulated other comprehensive income		5,984,800	3,310,416
Retained earnings		10,538,616	22,242,969

Total stockholders’ equity		68,269,981	75,698,380

Total liabilities and stockholders' equity		$522,005,467	$452,968,948

See accompanying notes to the condensed consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Note	For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
		2011	2010	2011	2010
Sales
Third parties		$123,429,226	$112,547,711	$362,865,970	$314,729,952
Related parties	23	41,225,747	38,796,255	99,443,224	85,983,117

Total Sales		164,654,973	151,343,966	462,309,194	400,713,069

Cost of sales
Third parties		126,185,505	84,197,313	351,055,636	271,636,985
Related parties	23	41,846,664	34,397,567	100,123,349	78,865,712

Total Cost of sales		168,032,169	118,594,880	451,178,985	350,502,697

Gross (loss) profit		(3,377,196)	32,749,086	11,130,209	50,210,372

Operating expenses
Selling expenses		91,607	97,871	846,287	441,284
General and administrative expenses		5,220,525	2,157,939	12,985,350	4,176,551

Total operating expenses		5,312,132	2,255,810	13,831,637	4,617,835

(Loss) income from operations		(8,689,328)	30,493,276	(2,701,428)	45,592,537

Other income (expenses):
Interest income		1,497,644	104,115	3,186,530	166,470
Interest expense		(5,963,264)	(3,954,826)	(11,798,628)	(6,680,644)
Foreign exchange gain (loss), net		1,466,275	131,774	4,666,631	424,802
Liquidated damages expense	15	(1,424,609)	-	(2,725,339)	-
Non-operating income (expenses)	17	(159,370)	1,765,232	2,409,165	1,481,804

Total other income (expenses)		(4,583,324)	(1,953,705)	(4,261,641)	(4,607,568)

(Loss) income before income taxes		(13,272,652)	28,539,571	(6,963,069)	40,984,969

Income tax (benefit) expense	18	(2,613,449)	7,383,399	304,529	10,574,976

Net income (loss) attributable to Keyuan
Petrochemicals Inc. stockholders		(10,659,203)	21,156,172	(7,267,598)	30,409,993

Dividends to Series A convertible
Preferred stockholders		-	396,300		684,798

Dividends to Series B convertible
preferred stockholders	15	306,247	9,986	908,753	9,986

Net (loss) income attributable to Keyuan
Petrochemicals Inc. common stockholders		$(10,965,450)	$20,749,886	$(8,176,351)	$29,715,209

Net (loss) income attributable to Keyuan
Petrochemicals Inc. stockholders		$(10,659,203)	$21,156,172	$(7,267,598)	$30,409,993

Other comprehensive income
Foreign currency translation adjustment		942,212	2,202,386	2,674,383	2,396,334

Comprehensive (loss) income		$(9,716,991)	$23,358,558	$(4,593,215)	$32,806,327

(Loss) Earnings per share:
Attributable to common stock:
- Basic	20	$(0.19)	$0.41	$(0.14)	$0.60
- Diluted	20	$(0.19)	$0.37	$(0.14)	$0.57

Weighted average number of shares of common stock used in calculation
Basic	20	57,579,490	50,839,504	57,579,096	49,525,972
Diluted	20	57,579,490	57,948,173	57,579,096	53,609,751

See accompanying notes to the condensed consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(7,267,598)	$30,409,993
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Loss on disposal of property, plant and equipment	3,528	-
Depreciation	6,994,230	6,131,537
Amortization	78,033	74,470
Land use rights amortization	329,183	168,354
Deferred income tax expense	-	3,496,430
Share-based compensation expense	1,695,078	770,270
Changes in operating assets and liabilities:
Bills receivable	6,972,884	(2,833,738)
Inventories	41,427,530	(43,112,327)
Prepayments to suppliers	(9,138,576)	(10,420,393)
Consumption tax refund receivable	(12,669,298)	(28,345,187)
Other current assets	(9,613,538)	(4,804,553)
Accounts payable	14,233,205	53,154,501
Advances (to) from customers	7,750,302	6,154,441
Income taxes payable/receivable	(12,780,611)	-
Accrued expenses and other payables	(7,281,521)	67,445

Net cash provided by operating activities	20,732,831	10,911,243

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	10,582	-
Purchase of property, plant and equipment,	(23,631,456)	(25,029,998)
Purchase of land use rights	-	(5,900,639)

Net cash used in investing activities	(23,620,874)	(30,930,637)

Cash flows from financing activities:
Pledged bank deposits used for bank borrowings	(56,821,639)	(61,205,447)
Proceeds from short-term bank borrowings	189,192,525	135,343,173
Repayment of short-term bank borrowings	(130,501,038)	(97,488,517)
Proceeds from bills payable	85,470,630	60,605,200
Repayment of bills payable	(94,796,100)	(22,435,442)
Repayments of long-term bank borrowings	(13,101,900)	(5,884,000)
Short-term financing from related parties	13,232,658	14,415,800
Short-term financing to related parties	(13,118,390)	(14,505,958)
Repayment to Ningbo Litong	-	(735,500)
Repayments to unrelated parties	-	(956,150)
Proceeds from warrant exercises	7,332	-
Proceeds from private placements	-	42,081,321
Dividends paid	(2,585,647)	-

Net cash (used in) provided by financing activities	(23,021,569)	49,234,480

Effect of foreign currency exchange rate changes on cash	316,817	1,686,882

Net (decrease) increase in cash	(25,592,795)	30,901,968

Cash at beginning of the period	29,336,241	14,030,655

Cash at end of the period	$3,743,446	$44,932,623

Supplemental disclosure of cash flow information:
Income taxes paid	$13,085,140	$-
Interest paid, net of interest capitalized	11,798,628	6,680,643
Dividends accrued	4,436,753	694,784
Non-cash financing activities:
Payable for purchase of property, plant and equipment	14,668,112	(24,248,530)

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

The Company, through its wholly-owned subsidiary, Keyuan International and its indirect subsidiaries Keyuan Group Limited (“Keyuan HK”) and Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”), is engaged in the manufacture and sale of petrochemical products.

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

On October 7, 2011, trading of the Company’s common stock was delisted by NASDAQ, and is currently quoted on the OTCQB (symbol: KEYP).

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

3              CASH AND RESTRICTED BANK DEPOSIT

Cash consists of cash on hand and cash at banks. As of September 30, 2011 and December 31, 2010, cash of $3,680,801 and $26,857,729, respectively, was held in major financial institutions located in the PRC and the Hong Kong Special Administrative Region. Management performs periodic evaluations of the relative credit standings of those financial institutions, and believes that these major financial institutions have high credit ratings.

The restricted bank deposits of $158,847,306 as of September 30, 2011 consisted of $94,236,632 pledged for short-term bank loans borrowing, $28,662,624 pledged for letters of credits, and $28,123,550 pledged for bills payable.

4              INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2011	2010

Raw materials	$25,742,401	$53,160,604
Finished goods	19,502,318	30,024,896
Work-in-process	2,272,491	3,646,056

Total	$47,517,210	$86,831,556

5              PREPAYMENTS TO SUPPLIERS

As of September 30, 2011 and December 31, 2010, prepayments to suppliers are made in connection with the purchase of raw materials and the construction of the Group’s facilities. Prepayments to suppliers are reclassified to inventories or construction-in-progress, when the Group applies the prepayments to related purchases of materials, after the related invoices are received, which is generally within six months.

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

In January 2011, a consumption tax refund of $24,919,354 was received, and in March 2011 the balance of $14,225,334 from 2010 was approved for payment by the PRC tax authorities.  Claims for consumption tax of $10,512,132 paid in the three months ended March 31, 2011, $10,007,158 paid in the three months ended June 30, 2011, and $18,839,915 paid in the three months ended September 30, 2011 are being submitted to the PRC tax authorities and are expected to be approved and refunded in the first quarter of 2012..

7              OTHER CURRRENT ASSETS

Other current assets consist of the following:

	September 30,	December 31,
	2011	2010

VAT recoverable	$14,215,201	$21,953,590
Receivable from Ningbo Litong (Note 23)	-	2,217,854
Customs deposits for imported inventories	26,880,935	1,972,682
Others	3,486,300	2,464,707

	$44,582,436	$28,608,833

8              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2011	2010

Buildings	$3,866,002	$3,733,116
Machinery and equipment	145,368,601	130,513,767
Vehicles	623,914	560,440
Office equipment and furniture	134,158	130,043
Construction-in-progress	38,629,673	3,117,935

	188,622,348	138,055,301
Less: Accumulated depreciation	(15,620,298)	(8,273,997)

	$173,002,050	$129,781,304

Depreciation expense on property, plant and equipment is allocated to the following items:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Cost of sales	$2,280,341	$2,025,649	$6,870,200	$6,046,386
Selling, general and administrative expenses	42,323	34,878	124,030	85,151

	$2,322,664	$2,060,527	$6,994,230	$6,131,537

9               INTANGIBLE ASSETS

Intangible assets consist of the following:

	Amortization	September 30,	December 31,
	Period	2011	2010
	Years

Licensing agreements	10-20	$1,486,750	$1,441,150
Less: Accumulated amortization		(487,432)	(395,684)

		$999,318	$1,045,466

For the nine months ended September 30, 2011 and 2010, amortization expense for intangible assets amounted to $78,033 and $74,470, respectively. For the three months ended September 30, 2011 and 2010, amortization expense for intangible assets amounted to $26,358 and $24,962, respectively. Estimated amortization expense for each of the next five years is estimated to be approximately $100,000.

10            LAND USE RIGHTS

	September 30,	December 31,
	2011	2010

Land use rights	$12,112,443	$11,740,943
Less: Accumulated amortization	(995,575)	(641,068)

	$11,116,868	$11,099,875

For the nine months ended September 30, 2011 and 2010, amortization expense related to land use rights was $329,183 and $168,354, respectively. For the three months ended September 30, 2011 and 2010, amortization expense related to land use rights was $111,184 and $84,118, respectively.

11            SHORT-TERM BANK BORROWINGS

	September 30,	December 31,
	2011	2010
Bank borrowings-secured/guaranteed	$196,930,884	$135,768,634

The short−term bank borrowings outstanding as of September 30, 2011 carry a weighted average interest rate of 5.23% (2010: 5.18%) regarding bank loans in RMB; a weighted average interest rate of 3.47% (2010: 3.46%) regarding bank loans in USD, and have maturity terms ranging from one to twelve months and interest rates ranging from 2.97% to 4.92% (2010: 2.97% to 5.56%).

Included in short-term bank borrowings at September 30, 2011 are $3,912,500 and $22,000,000 payable to Shanghai Pudong Development Bank, which are secured by Ningbo Keyuan's rights to use sea areas and a one-year fixed term deposit with a carrying amount of $24,085,350, respectively; in addition, $57,466,553 payable to Bank of China is secured by Ningbo Keyuan's one-year fixed term deposit and pledged deposits with carrying amounts of $59,039,782 and as of September 30, 2011; $11,000,000 payable to China CITIC Bank is secured by Ningbo Keyuan's one-year fixed term deposit with a carrying amount of $11,111,500. Among the rest of the Group's short term borrowings, $84,181,443 is guaranteed by related-party, third-party entities and individuals, including $18,780,000 which is  guaranteed by the Group’s Chief Executive Officer, and $18,780,000 that is secured by the Group’s land, buildings and equipment with a carrying amount of $90,891,179 as of September 30, 2011.

12            LONG-TERM BANK BORROWINGS

	September 30,	December 31,
	2011	2010

Loan from China Construction Bank	$15,650,000	$15,170,000
Loan from Industrial and Commercial Bank of China	4,695,000	4,551,000
Loan from Bank of China	-	12,894,500
	20,345,000	32,615,500
Less: current portion	(14,241,500)	(17,445,500)

	$6,103,500	$15,170,000

As of September 30, 2011 and December 31, 2010, all of the Group's long-term bank loans are guaranteed by related-party entities, bearing interest from 7.29% to 8.13% and are due on various dates from December 2011 to October 2012. There were no additional bank borrowings in the nine months ended September 30, 2011.

Future principal repayments on the long-term bank borrowing are as follows:

2011	$4,695,000
2012	15,650,000
$20,345,000

13            ADVANCES FROM CUSTOMERS

The Group requires a prepayment of 100% of the sales contract price from its customers shortly before products are delivered. Such prepayment is recorded as “advances from customers” in the Group’s consolidated balance sheets, until the products are delivered and the customer takes ownership and assumes the risk of loss.

 14           ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of September 30, 2011 and December 31, 2010 consist of:

	September 30,	December 31,
	2011	2010

Purchase of property, plant and equipment	$32,655,460	$17,217,958
Accrued payroll and welfare	388,413	690,831
Liquidated damages	2,725,339	-
Other accruals and payables	705,847	296,321

	$36,475,059	$18,205,110

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

On January 27, 2011, the Company’s Board of Directors approved the distribution of an annual cash dividend of $0.36 per share for 2010 to be paid quarterly to its common stock stockholders at the assigned dates of record. The first quarter dividend of $0.09 per share is declared to be paid to stockholders of record as of March 1, 2011, with the actual distribution occurring on April 15, 2011. Certain stockholders of the Company have announced the waiver of their rights to receive such cash dividends. In addition, Dragon State International Limited, the primary Series B convertible stockholder agreed to waive their rights to receive cash dividends for 2010 should they choose to convert their preferred stock before the record date. The estimated dividends to be distributed and the dividends waived are approximately $3.5 million and $17.2 million respectively. Approximately $0.9 million has been distributed to the common stockholders as dividends of the second quarter.  In October 2011, the Company's Board of Directors suspended the payment of quarterly cash dividends on the Company’s common stock while it pursued strategic alternatives including, but not limited to, taking the Company private, a merger or other transaction.

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

As the required Registration Statements were declared effective in the specified time frame, management determined that a liability for liquidated damages had not been incurred as of December 31, 2010.  On April 1, 2011, trading of the Company’s common stock was suspended. In addition, management determined that, as of April 15, 2011, the Registration Statements were no longer effective.   Accordingly, in the three months ended June 30, 2011, the period in which it became probable that the Company will be required to remit liquidated damages to the Investors, an estimated contingent liability for liquidated damage was accrued with a corresponding charge to earnings, as per the guidance in ASC 825-20, “Registration Payment Arrangements”.  Accrued liquidated damages are $2,725,339 as of September 30, 2011.

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

On June 30, 2010, the Company granted a total of 3,000,000 stock options to certain senior management employees with a contractual term of 5 years. The exercise price of these stock options is $4.20 per share and the grant-date fair value of these stock options amounted to $3,347,298. A total of 2,810,000 stocks options vest over three years as follow: 30% shall vest and become exercisable one year after grant date, 40% shall vest and become exercisable two years after grant date, and 30% shall vest and become exercisable three years after grant date. For the remaining 190,000 stock options: 40% shall vest and become exercisable one year after the grant date and 60% shall vest and become exercisable two years after the grant date.  The related expense was $286,986 for the three months ended September 30, 2011.

On July 1, 2010, the Company granted a total of 80,000 stock options to two independent directors with contractual terms of 5 years. The exercise price of these stock options is $4.20 per share and the grant-date fair value of these stock options amounted to $91,349. A total of 40,000 of the options shall vest and become exercisable one year after the grant date and the remaining 40,000 of the stock options shall vest and become exercisable two years after the grant date, provided that the independent directors are re-elected for successive one year terms one year after the stock options issuance date.  The related expense was $7,592 for the three months ended September 30, 2011.

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

On December 29, 2010, 600,000 stock options granted to certain employees on August 4, 2010, were cancelled. As compensation for such cancellation, the Company committed to pay these employees incremental cash payments during the period through August 2013. The fair value of the committed cash payment on December 29, 2010 was approximately $400,000 and no incremental compensation costs resulted from the cancellation of these stock options.  The related expense for the remaining outstanding options as well as cancellation was $111,520 for the three months ended September 30, 2011.

No options were granted during the three and nine months ended September 30, 2011.

For the three months ended September 30, 2011 and 2010, share-based compensation expenses related to employee stock options charged to general and administrative expenses in the consolidated statements of operations were $406,098 and $371,251, respectively. For the nine months ended September 30, 2011 and 2010, share-based compensation expenses related to employee stock options charged to general and administrative expenses in the consolidated statements of operations were $1,222,626 and $371,251, respectively.

As of September 30, 2011, unrecognized compensation cost related to employee stock options was approximately $2,777,682. These costs are expected to be recognized on a straight-line basis over the remaining weighted average service period of 1.69 years.

(b)   Non-employee stock option grants

On July 1, 2010, the Company granted 40,000 stock options to an external HR consultant with a contractual term of 5 years in exchange for its services completed prior to the grant date. The exercise price of these stock options is $4.20 per share and the grant-date fair value is $45,675. These stock options vested and became exercisable immediately on the grant date.

On July 27, 2010, the Company granted 420,000 stock options to a consultant. The options expire on April 21, 2013. The exercise price of these stock options is $4.20 per share. A total of 70,000 of the stock options vested and became exercisable immediately on the grant date, 31,818 vested monthly from September 1, 2010 through April 1, 2011, and the remaining balance of 95,456 vested on May 1, 2011. Management considers that the vesting dates are concurrent with the respective service completion dates. The grant date fair value of the options was $520,441.

For the three months ended September 30, 2011, share-based compensation expenses related to non-employee stock options recorded in general and administrative expenses in the consolidated statements of operations were $3,796. For the nine months ended September 30, 2011, share-based compensation expenses related to non-employee stocks and stock options recorded in general and administrative expenses in the consolidated statements of operations were $170,775 and $301,678, respectively. For the three months ended September 30, 2010, share-based compensation expenses related to non-employee stocks and stock options were $142,465 and $131,730, respectively. For the nine months ended September 30, 2010, share-based compensation expenses related to non-employee stocks and stock options were $267,290 and $131,730, respectively.

As of September 30, 2011, unrecognized compensation costs related to service provider stock options were approximately $30,492. The remaining costs related to stock options are expected to be recognized over a remaining service period of 1.75 years.

17            SUBSIDY INCOME

In April and June 2011, a total of approximately $3.1 million of subsidy income was received from the local government.  Subsidy income is recognized when it is received.  The local government has agreed to pay a subsidy equal to 40% of income tax paid in 2010 and 2011, and 20% of income tax to be paid in 2012, 2013 and 2014 as subsidy income.  Subsidy income is subject to income tax.

18            INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to the U.S. federal corporate income tax at progressive rates ranging from 15% to 35%. The state of Nevada does not impose any state corporate income tax. The Company was also liable to state taxes in North Carolina due to the existence of its U.S. office in North Carolina. The office was closed in October 2011.

British Virgin Islands

Keyuan International is incorporated in the British Virgin Islands (“BVI”). Under the current laws of British Virgin Islands, Keyuan International is not subject to tax on income or capital gains. In addition, upon payments of dividends by Keyuan International, no BVI withholding tax is imposed.

Hong Kong

Keyuan HK is incorporated in Hong Kong. Keyuan HK did not earn any income that was derived in Hong Kong for the nine months ended September 30, 2011 and 2010 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Ningbo Keyuan and Ningbo Keyuan Petrochemicals are both incorporated in the PRC and the applicable PRC statutory income tax rate for both companies is 25%.

Components of income (loss) before income tax expense arose in the following jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
PRC	$(9,087,464)	$29,510,325	$2,852,121	$42,276,633
U.S.	(3,610,942)	(911,056)	(8,315,021)	(1,122,863)
Hong Kong and BVI	(574,246)	(59,698)	(1,500,169)	(168,801)
(Loss) income before income taxes	$(13,272,652)	$28,539,571	$(6,963,069)	$40,984,969

The Group’s income tax expense in the consolidated statements of operations consists of the following:

PRC:	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Current income tax expense	$-	$7,105,546	$304,529	$7,105,546
Deferred income tax (benefit) expense	(2,613,449)	277,853	-	3,469,430

Total income tax (benefit) expense	$(2,613,449)	$7,383,399	$304,529	$10,574,976

Reconciliation between income tax expense (benefit) and the amounts computed by applying the PRC statutory income tax rate of 25% to income (loss) before income taxes is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
(Loss) income before income taxes	$(13,272,652)		$28,539,571		$(6,963,069)		$40,984,969
Computed income tax (benefit) expense	(3,318,163)	25.0%	7,134,893	25.0%	(1,740,767)	25.0%	10,246,242	25.0%
NOLs from overseas subsidiaries not recognized	1,356,212	(10.2%)	318,884	1.1%	3,155,416	(45.4%)	393,022	1.0%
Others	(651,498)	4.9%	(70,378)	(0.2%)	(1,110,120)	16.0%	(64,288)	(0.2%)
Actual income tax expense (benefit)	$(2,613,449)	19.7%	$7,383,399	25.9%	$304,529	(4.4%)	$10,574,976	25.8%

The PRC income tax rate has been used because the majority of the Group’s consolidated income (loss) before income taxes arises in the PRC.

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. Further, the Company’s distributions from its PRC subsidiaries are subject to the U.S. federal income tax at 35%, less any applicable qualified foreign tax credits. Due to the Company’s policy of permanently reinvesting substantially all of its earnings in its PRC business, the Company has not provided for deferred income tax liabilities for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed earnings of $28.5 million and $26.3 million as of September 30, 2011 and December 31, 2010, respectively.

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

19            CONTINGINCIES

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

On November 15, 2011, The Rosen Law Firm, P.A. filed a class action suit, alleging the Company had violated federal securities laws by issuing materially false and misleading statements and omitting material facts with regard to disclosure of related party transactions and the effectiveness of internal controls in past public filings. The Company believes there is no basis to the suit filed by The Rosen Law Firm and intends to defend the law suit vigorously.

20            EARNINGS (LOSS) PER SHARE

Earnings per share for the period of the Share Exchange have been restated to reflect the recapitalization under the Share Exchange. The following table sets forth the computation of basic net income (loss) per share:

	For the three months ended		For the nine months ended
	September 30	September 30	September 30	September 30
	2011	2010	2011	2010

Net (loss) income attribute to Keyuan
Petrochemicals, Inc. stockholders	$(10,659,203)	$21,156,172	$(7,267,598)	$30,409,993

Less: Dividend attributable to preferred
Stockholders	306,247	406,286	908,753	694,784

Net (loss) income attributable to Keyuan Petrochemical Inc. common shareholders	$(10,965,450)	$20,749,886	$(8,176,351)	$29,715,209

Weighted average common shares
(Denominator for basic income per share)	57,579,490	50,839,504	57,579,096	49,525,972

Effect of diluted securities:
- Series A convertible preferred stock	-	6,738,336	-	3,899,197
- Series B convertible preferred stock	-	117,391	-	39,561
- - Warrants	-	252,942	-	145,021

Weighted average common shares
(denominator for diluted income per share)	57,579,490	57,948,173	57,579,096	53,609,751

Basic net (loss) income per share	$(0.19)	$0.41	$(0.14)	$0.60
Diluted net (loss) income per share	$(0.19)	$0.37	$(0.14)	$0.57

21            FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and 2010.

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

22            SIGNIFICANT CONCENTRATIONS AND RISKS

As of September 30, 2011 and December 31, 2010, the Group held cash and pledged bank deposits in financial institutions of approximately $162,528,107 and $127,260,081, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region, which management believes have high credit ratings.

Sales to major customers, which individually exceeded 4% of the Group’s total net revenues, are as follows:

Three months ended September 30, 2011			Three months ended September 30, 2010
Largest	Amount of	% Total	Largest	Amount of	% Total
Customers	Sales	Sales	Customers	Sales	Sales

Customer A	$41,225,299	25%	Customer A	$35,844,229	22%
Customer B	13,170,091	8%	Customer I	14,966,412	9%
Customer C	11,137,634	7%	Customer F	10,844,446	7%
Customer D	12,173,190	7%	Customer J	10,192,676	6%
Customer E	6,372,752	4%	Customer K	9,676,952	6%

Total	$84,068,966	51%	Total	$81,524,715	50%

Nine months ended September 30, 2011			Nine months ended September 30, 2010
Largest	Amount of	% Total	Largest	Amount of	% Total
Customers	Sales	Sales	Customers	Sales	Sales

Customer A	$99,376,211	21%	Customer A	$79,072,843	20%
Customer F	42,569,008	9%	Customer L	31,564,935	8%
Customer C	41,406,576	9%	Customer I	21,453,441	5%
Customer G	19,465,251	4%	Customer J	20,563,582	5%
Customer H	18,257,022	4%	Customer L	20,331,348	5%

Total	$221,074,068	48%	Total	$172,986,149	43%

The Group currently buys a majority of its fuel oil, an important component of its products, from three suppliers. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for the three months ended September 30, 2011 and 2010 were $85,220,085 and $80,227,040, respectively. These purchases represented 77% and 59% respectively of all of the Company’s purchases for three months end September 30, 2011 and 2010. Purchases (net of VAT) from the largest three suppliers for the nine months ended September 30, 2011 and 2010 were $317,299,110 and $216,723,384 respectively. These purchases represented 79% and 59%, respectively, of all of the Group’s purchases for the nine months end September 30, 2011 and 2010. The Company’s largest supplier accounted for approximately $62 million and $51.0 million, or 56% and 38% of total purchases for the three months ended September 2011 and 2010, and $252.2 million and $120.2 million, or 62% and 33% of total purchases for the nine months ended September 2011 and 2010.

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

23            RELATED PARTY TRANSACTIONS AND RELATIONSHIPS AND TRANSACTIONS WITH CERTAIN OTHER PARTIES

(1)  Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder
Mr. Jicun Wang	Principal stockholder
Mr. Peijun Chen	Principal stockholder
Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang
Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan
Mr. Weifeng Xue	Vice President of Accounting, Ningbo Keyuan through August 2011
Mr. Hengfeng Shou	Vice President of Sales, Ningbo Keyuan
Petrochemical
Ningbo Kewei Investment Co., Ltd.	A company controlled by Mr. Tao through October 2011
(Ningbo Kewei)
Ningbo Pacific Ocean Shipping Co., Ltd	100% ownership by Mr. Wang
(Ningbo Pacific)
Ningbo Hengfa Metal Product Co., Ltd	100% ownership by Mr. Chen
(Ningbo Hengfa, former name "Ningbo Tenglong")
Shandong Tengda Stainless Steel Co., Ltd	100% ownership by Mr. Chen
(Shandong Tengda)
Ningbo Xinhe Logistic Co., Ltd
(Ningbo Xinhe)	10% ownership by Ms. Huang
Ningbo Kunde Petrochemical Co, Ltd.	Mr. Tao’s mother was a 65% nominee shareholder
(Ningbo Kunde)	for Mr. Hu, a third party through September 2011
Ningbo Jiangdong Jihe Construction Materials	Controlled by Mr. Xue’s Brother-in-law
Store (Jiangdong Jihe)
Ningbo Wanze Chemical Co., Ltd	Mr. Tao’s sister-in-law is the legal representative
(Ningbo Wanze)
Ningbo Zhenhai Jinchi Petroleum Chemical	Controlled by Mr. Shou
Co., Ltd (Zhenhai Jinchi)

Related party transactions and amounts outstanding with related parties as of and for the three and nine months ended September 30, 2011 and 2010 are summarized as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Sales of products (a)	$41,225,747	$38,796,256	$99,443,224	$85,983,117
Purchase of raw material (b)	$-	$14,103,440	$7,113,589	$19,850,135
Purchase of transportation services (c)	$1,230,893	$332,419	$2,158,772	$3,376,808
Credit line of guarantee provision for bank borrowings (d)	$-	$33,097,500	$-	$158,132,500
Loan guarantee fees (d)	$402,447	$-	$1,159,365	$-
Short-term financing from related parties (e)	$-	$12,479,262	$13,232,658	$14,415,800
Short-term financing to related parties (e)	$-	$12,839,420	$13,118,390	$14,505,958

	September 30,	December 31,
	2011	2010

Amounts due from related parties (f)	$39,125	$5,332,193
Amounts due to related parties (g)	$360,903	$115,535

(a) During the three months ended September 30, 2011 and 2010, the Group sold finished products of $41,225,747 and $35,844,229 to Ningbo Kunde, and nil and $2,952,027 to Zhenhai Jinchi, respectively. During the nine months ended September 30, 2011 and 2010, the Group sold finished products of $99,376,211 and $79,072,843 to Ningbo Kunde, and $67,013 and $6,910,274 to Zhenhai Jinchi, respectively. Amounts received in advance from Kunde as of September 30, 2011 were $218,660.

(b) The Group purchased raw materials of nil and $14,103,440 from Ningbo Kunde during the three months ended September 30, 2011 and 2010, respectively. The Group purchased raw materials of nil and $4,440,207 from Ningbo Kewei during the nine months ended September 30, 2011 and 2010 with no outstanding amount payable to Ningbo Kewei at September 30, 2011 in respect of these purchase transactions. The Group purchased raw materials of $7,113,589 and $15,409,928 from Ningbo Kunde during the nine months ended September 30, 2011 and 2010, respectively.

(c) The Group purchased transportation services of $1,230,893 and $332,419 from Ningbo Xinhe during the three months ended September 30, 2011 and 2010, respectively. The Group purchased transportation services of $2,158,772 and $3,376,808 from Ningbo Xinhe during the nine months ended September 30, 2011 and 2010, respectively, and amounts owed to Ningbo Xinhe as of September 30, 2011 in respect of these purchase transactions were $142,243.

(d) Guarantees for Bank Loans

	Guarantee provided during		Guarantee provided during
	the three months ended September 30,		the nine months ended September 30,
	2011	2010	2011	2010
Mr. Tao	$-	$-	$-	$79,434,000
Ningbo Kewei	-	33,097,500	-	74,285,500
Ningbo Pacific	-	-	-	4,413,000

Guaranteed Bank Loans
as of September 30,
2011
Mr. Tao	$34,430,000
Jicun Wang and Chen	$14,743,698
Ningbo Kewei	$29,530,245
Ningbo Pacific	$19,438,698
Ningbo Hengfa	$20,188,500
Shangdong Tengda	$939,000

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. In the three months ended September 30, 2011, loan guarantee fees were $75,616, $241,921 and $84,910 for Ningbo Hengfa, Ningbo Pacific and Ningbo Kewei, respectively. In the nine months ended September 30. 2011, loan guarantee fees were $225,732, $543,167 and $390,466 for Ningbo Hengfa, Ningbo Pacific and Ningbo Kewei, respectively.

(e)   Short-term financing transactions with related parties

	Three Months Ended September 30,
	2011			2010
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)

Ningbo Kewei	$-	$-	$-	$4,100	$(4,100)	$-
Ningbo Kunde	-	-	-	6,774,800	(6,774,800)	-
Jiangdong Jihe	-	-	-	3,236,200	(3,326,358)	(91,571)

	$-	$-	$-	$10,015,100	$(10,015,258)	$(91,571)

	Nine Months Ended September 30,
	2011			2010
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)

Ningbo Kewei	$5,394,900	$(5,394,900)	$-	$1,471,000	$(1,471,000)	$-
Ningbo Kunde	5,394,900	(5,394,900)	-	9,708,600	(9,708,600)	-
Jiangdong Jihe	2,442,858	(2,328,590)	-	3,236,200	(3,326,358)	(91,571)

	$13,232,658	$(13,118,390)	$-	$14,415,800	$(14,505,958)	$(91,571)

(i) Transactions during the year are translated at average exchange rates.
(ii) Balances at year end are translated at the balance sheet exchange rate.

(f) Amounts due from related parties consist of the following:
	September 30,	December 31,
Related Party	2011	2010

Ningbo Kunde	$-	$5,181,809
Jiangdong Jihe	-	112,459
Mr. Tao	39,125	37,925
	$39,125	$5,332,193

Amounts due from Mr. Tao represent advances made for business expenses which are unsecured, interest free and due on demand.

(g) Amounts due to related parties consist of the following:

	September 30,	December 31,
Related Party	2011	2010

Ningbo Kunde	$218,660	$-
Ningbo Jinchi	-	115,416
Ninbo Xinhe	142,243	119
	$360,903	$115,535

Amounts due to related parties represent balances due for raw materials purchases and freight.

(2)  Relationships and transactions with certain other parties

The Group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd	Former 12.75% nominee shareholder of Ningbo
(Ningbo Litong)	Keyuan
Ningbo Jiangdong Haikai Construction	Controlled by cousin of Mr. Weifeng Xue, Vice
Materials Store (Jiangdong Haikai)	President of Accounting through August 2011
Ningbo Jiangdong Deze Chemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue, Vice
(Jiangdong Deze)	President of Accounting through August 2011
Ningbo Anqi Petrochemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue, Vice
(Ningbo Anqi)	President of Accounting through August 2011

Transactions and amounts outstanding with these parties for the three and nine months ended September 30, 2011and 2010, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales of products (h)	$-	$14,966,412	$777,960	$21,453,441
Purchase of raw material (i)	$5,302,905	$2,576,040	$14,839,187	$14,665,472
Credit line of guarantee for bank borrowings (j)	$-	$-	$-	$-
Loan guarantee fees (j)	$256,020	$-	$761,676	$-
Short-term financing from theses parties (k)	$3,949,020	$20,495,052	$51,835,741	$37,722,324
Short-term financing to these parties (k)	$3,949,020	$17,968,222	$49,582,214	$35,195,494

	September 30,	December 31,
	2011	2010

Amounts due from these parties	$-	$2,217,854
Amounts due to these parties	$64,201	$110,134

(h) The Group sold finished products to Ningbo Litong for $14,966,412 in the three months ended September 30, 2010. The Group sold finished products of $777,960 and $21,453,441 to Ningbo Litong in the nine months ended September 30, 2011 and 2010, with no outstanding balance.

(i) The Group purchased raw materials of $5,302,905 and $2,576,040 from Ningbo Litong during the three months ended September 30, 2011 and 2010. During the nine months ended September 30, 2011 and 2010, the Group purchased raw materials of $14,839,187 and $14,665,472 from Ningbo Litong. Amounts payable to Litong were $64,201 as of September 30, 2011, and were included in accounts payable on the consolidated balance sheet.

(j) Guarantees for Bank Loans
Guaranteed Bank Loans
as of September 30,
2011
Ningbo Litong	$39,907,500

No new guarantees were obtained from these parties during the three and nine months ended September 30, 2011.  Guarantee fees paid to Litong were $256,020 and $761,646 for the three and nine months ended September 30, 2011, respectively.

(k) Short-term financing transactions

Historically the Group and these parties have provided each other with short-term financing, typically, in the form of cash, bills receivable and bills payable.

In connection with the Group’s financing transactions, the Group has obtained bills receivable in exchange for cash or other payables. These bills are sold for cash at a discount prior to maturity. At maturity, the counter parties honor their obligations under the bills by paying the bill amount to the accepting bank, at which time, or shortly thereafter, the Group repays the counter parties. Short-term financing obtained and repayments made under these agreements were as follows for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011			2010
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)

Ningbo Litong	$-	$-	$-	$20,495,052	$(15,026,222)	$(5,583,810)
Jiangdong Deze	-	-	-	-	-	-
Ningbo Anqi	3,949,020	(3,949,020)	-	-	(2,942,000)	2,994,000

	$3,949,020	$(3,949,020)	$-	$20,495,052	$(17,968,222)	$(2,589,810)

	Nine Months Ended September 30,
	2011			2010
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)

Ningbo Litong	$38,399,357	$(36,145,830)	$-	$37,722,324	$(32,253,494)	$(5,583,810)
Jiangdong Deze	2,620,380	(2,620,380)	-	-	-	-
Ningbo Anqi	10,816,004	(10,816,004)	-	-	(2,942,000)	2,994,000

	$51,835,741	$(49,582,214)	$-	$37,722,324	$(35,195,494)	$(2,589,810)

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Keyuan  for the nine months ended September 30, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

In April 2011, we expanded our annual production capacity from 550,000 MT to 720,000 MT in April 2011. We also completed the construction of a Styrene-Butadience-Styrene (the “SBS”) production facility with an annual production capacity of 70,000 MT in September 2011 and we began initial trial production in October and November 2011. In addition, we plan to complete an additional storage capacity, a raw material pre-treatment facility and an asphalt production facility by the end of 2012.

Our Facility and Equipment

Facility

As of September 30, 2011, we have invested a total of approximately $173 million in the construction and improvement of our production facility. Our current production facility encompasses roughly 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired additional 1.2 million square feet of land in August 2010 for our future expansion.

We have a total of 100,000 MT of storage capacity, consisting of 50,000 MT of storage capacity for raw materials and 50,000 MT for finished products. As part of our expansion plan, we intend to add 180,000 MT of new storage capacity in 2012, after which our total storage capacity will be 280,000 MT.

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

Expansion Plan

Our annual designed manufacturing capacity was 550,000 metric tons of a variety of petrochemical products at the end of 2010. In order to meet the increasing market demands, we upgraded the catalytic pyrolysis processing equipment used in production facilities to expand the capacity from 550,000 MT to 720,000 MT. This capacity expansion project started in March 2011 and was completed in April 2011. We also completed building an SBS production facility which is capable of producing up to70,000 MT in September 2011. We are planning to expand our facility to include additional storage capacity, a raw material pre-treatment facility and an asphalt production facility by the end of 2012.

SBS Facility

In September 2011, we completed building a new facility designed for producing SBS, one of the Styreneic Block Copolymers.  SBS is a product with higher product margin with major application for footwear, adhesive, polymer modification and modified asphalt industries. The SBS facility was built on part of the 1.2 million square feet of land for which we obtained the use of right in August 2010 The construction started in September, 2010 and was completed (as planned) in September 2011. We started trial production in October and November, 2011. The designed capacity of the SBS facility would allow for production of up to 70,000 metric tons per year.  We expect to generate net profit margins of 10% from our production of SBS once the facility reaches normal production levels. The SBS facility is anticipated to achieve an 80% utilization rate in 2012, the first full year of production, and to generate approximately $107 million in sales and $10 million to $11 million in profit in 2012.

Other Expansion Projects

In addition to the SBS production facility, we plan to increase our current 100,000 MT storage capacity to 280,000 MT. Management believes that the increased storage capacity will allow the Company to take better advantage of sales price variations of raw materials and our products, as well supporting the storage needs resulting from our various expansion projects and our corresponding increased overall production capacity. .  We also plan to build a pretreatment facility and an asphalt facility on the land that was acquired in August 2010. The pretreatment facility will allow us to handle lower grade raw materials thereby allowingus to further decrease overall raw material costs. In addition, this facility will improve efficiency in current production process andprovide the necessary feedstock for our planned asphalt production. The new asphalt facility will be capable of producing as much as 300,000 MT annually once it is completed. Once completed and fully operational, we estimate that the new asphalt facility will generate approximately $298 million in sales and approximately $30 million of additional profits a year.

The actual and estimated schedule of our expansion plan is as follows:

Completed SBS facility in September 2011
Complete Trial Production and begin SBS production and sales in the fourth quarter of 2011 Complete storage capacity expansion, pretreatment facility and asphalt by December 31, 2012

On August 18, 2010, we acquired four parcels of land adjacent to the Company's current facilities totaling approximately 1.2 million square feet. The total cost of the land was approximately $5.8 million. Aside from the cost of the land acquisition, the estimated cost of the storage expansion and construction of the  pretreatment and asphalt facilities is approximately $70 million, including $20 million for facility construction, $40 million for new equipment and $10 million for working capital.

We plan to fund this proposed expansion through debt financing, cash from operations, proceeds from prior financings, warrant exercises, and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to increase our production capacity and to expand our business could be adversely affected.

Manufacturing and Sales

Our total production of finished products was 123,379 MT for the three months ended September 30, 2011 and we generated $165 million in revenue based on the sale of 161,003 MT of petrochemical products, including 12,022 MT of products produced by third parties. For the first nine months of 2011, our total production was 399,220 MT and revenue generated from sales was $462 million, which represented a 15% increase from the same period of 2010.

In the second quarter of 2011, we incurred production interruptions, mainly as a result of the expansion of our production capacity. In April 2011, we lost a combined 25 days of production, equating to approximately 54,000 tons of production, and approximately $45 million of revenues. In the third quarter of 2011, we incurred production interruptions, mainly as a result of the upgrade of the local power grid. We lost a combined 19 days of production, equating to approximately 41,000 tons of production, and approximately $40 million of revenues.

As a result, during the nine months ended September 30, 2011 we incurred production interruptions totaling a combined 44 days.   These lost days of production equated to approximately 95,000 tons of productions and roughly $85 million of revenues.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three and nine months ended September 30, 2011 and 2010

	For the three months		Year to Year Comparison		For the nine months		Year to Year Comparison
	Ended September 30,		Increase	Percentage	Ended September 30,		Increase	Percentage
	2011	2010	/(Decrease)	change	2011	2010	/(Decrease)	Change

Sales
Third parties	123,429,226	112,547,711	10,881,515	10%	362,865,970	314,729,952	48,136,018	15%
Related Parties	41,225,747	38,796,255	2,429,492	6%	99,443,224	85,983,117	13,460,107	16%
Total sales	$164,654,973	$151,343,966	$13,311,007	9%	$462,309,194	$400,713,069	$61,596,125	15%

Cost of sales
Third parties	126,185,505	84,197,313	41,988,192	50%	351,055,636	271,636,985	79,418,651	29%
Related Parties	41,846,664	34,397,567	7,449,097	22%	100,123,349	78,865,712	21,257,637	27%
Total cost of sales	168,032,169	118,594,880	49,437,289	42%	451,178,985	350,502,697	100,676,288	29%

Gross profit	(3,377,196)	32,749,086	(36,126,282)	(110%)	11,130,209	50,210,372	(39,080,163)	(78%)

Operating expenses
Selling expenses	91,607	97,871	(6,264)	(6%)	846,287	441,284	405,003	92%
General and administrative expenses	5,220,525	2,157,939	3,062,586	142%	12,985,350	4,176,551	8,808,799	211%
Total operating expenses	5,312,132	2,255,810	3,056,322	135%	13,831,637	4,617,835	9,213,802	200%

(Loss) Gain from operations	(8,689,328)	30,493,276	(39,182,694)	(128%)	(2,701,428)	45,592,537	(48,293,965)	(106%)

Other income (expenses):
Interest expense, net	(4,465,620)	(3,850,711)	(614,909)	16%	(8,612,098)	(6,514,174)	(2,097,924)	32%
Foreign exchange gain (loss), net	1,466,275	131,774	1,334,501	1013%	4,666,631	424,802	4,241,829	999%
Liquidated damage expenses	(1,424,609)	-	(1,424,609)	n/a	(2,725,339)	-	(2,725,339)	n/a
Non-operating income (expenses)	(159,370)	1,765,232	(1,924,602)	(109%)	2,409,165	1,481,804	927,361	63%
Total other Income(expenses)	(4,583,324)	(1,953,705)	2,629,619	(135%)	(4,261,641)	(4,607,568)	345,927	(8%)

(Loss) Income before provision for income tax	(13,272,652)	28,539,571	(41,812,223)	(147%)	(6,963,069)	40,984,969	(47,948,038)	(117%)
Provision for income tax	(2,613,449)	7,383,399	(9,996,848)	(135%)	304,529	10,574,976	(10,270,447)	(97%)
Net (Loss) Income	(10,659,203)	21,156,172	(31,815,375)	(150%)	(7,267,598)	30,409,993	(37,677,591)	(124%)
Other comprehensive income
Foreign currency translation adjustment	942,212	2,202,386	(1,260,174)	(57%)	2,674,383	2,396,334	278,049	12%
Comprehensive (loss) income	$(9,716,991)	$23,358,558	$(33,075,549)	(142%)	$(4,593,215)	$32,806,327	$(37,399,542)	(114%)

Sales: Sales for the three months ended September 30, 2011 were approximately $164.6 million compared to sales of $151.3 million for the three months ended September 30, 2010, an increase of $13.3 million, or 8.8%. The increase in our sales was due to higher average sales price of our products. In the three months ended September 30, 2011 we sold 162,552 metric tons of chemical products at an average price of $1,013 per metric ton, as compared to sales of 181,282 metric tons of chemical products at an average price of $835 per metric ton in the three months ended September 30, 2010. This represents an increase of approximately 21.3% in average sales price and a decrease of approximately 10.3% in overall products sold.  The decrease in overall products sold was mainly due to the 19 days production suspension caused by the upgrade of the local power grid.

Our overall sales for the three months ended September 30, 2011 included approximately $41.2 million of sales to related parties as compared to approximately $38.8 million in the same period in 2010.  Pricing for sales to related parties was determined on the same basis as sales to non-related parties.  For additional informational on related party sales, please refer to Footnote 23 of the financial statements.

Sales for the nine months ended September 30, 2011 were approximately $462.3 million compared to sales of $400.7 million for the nine months ended September 30, 2010, an increase of $61.6 million, or 15.4%. The substantial increase in our sales was due to the higher capacity utilization coupled with higher average sales price of our products. In the nine months ended September 30, 2011 we sold 447,147 metric tons of chemical products at an average price of $1,034 per metric ton, as compared to sales of 481,983 metric tons of chemical products at an average price of $831 per metric ton in the nine months ended September 30, 2010. This represents an increase of approximately 24.4% in average sales price and a decrease of approximately 7.2% in overall chemical products sold. The decrease in overall products sold was mainly due to the 25 day production suspension caused by the capacity expansion in the second quarter and the 19 day production suspension caused by the upgrade of the local power grid in the third quarter.

Our overall sales for the first nine months of 2011 included approximately $99.4 million of sales to related parties as compared to approximately $85.9 million in same period in 2010.  Pricing for sales to related parties adopts the same principles as that to non-related parties.  For additional informational on related party sales, please refer to Footnote 23 of the financial statements.

Cost of Sales: Overall cost of sales was approximately $168.0 million for the three months ended September 30, 2011, or 102% of sales, as compared to cost of sales of approximately $118.6 million, or 78.4% of sales for the three months ended September 30, 2010.  Our cost of sales are primarily composed of the costs of direct raw materials (mainly heavy oil, benzene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. In the three months ended September 30, 2011 our average cost of finished product was $1,034 per metric ton, as compared to an average cost of $654 per metric ton in the three months ended September 30, 2010, an increase of 58.1%.  The main reason for the higher percentage of cost of sales is the timing of our procurement of raw materials.  In the third quarter of 2011, the price fluctuation of raw material was significant and we obtained a large portion of raw materials at a higher price point. Our raw material price was $676 per metric ton, as compared to the average market price of $656 per metric ton. We estimate that the timing of our purchases had an impact of approximately $2.5 million on the cost of sales. In September 2011, production was suspended for 19 days due to unexpected power shutdown during which we still incurred estimated expenses of $1 million including depreciation, labor cost and various other manufacturing overhead. In addition, as a result of the power shutdown, we were forced to hold onto raw materials that we had already purchased during the period of production suspension during which time the sale price of our products decreased as a result of decreased raw material prices following the shutdown. The lower percentage for cost of sales for the three months ended September 30 2010 was due to the inclusion of the consumption tax refund in the first three quarters.

Our overall cost of sales was approximately $451.2 million for the nine months ended September 30, 2011, or 97.6% of sales, as compared to cost of sales of approximately $350.5 million, or 87.5% of sales for the nine months ended September 30, 2010.  In the nine months ended September 30, 2011 our average cost of finished product was $1,009 per metric ton, as compared to an average cost of $727 per metric ton in the nine months ended September 30, 2010, an increase of 38.8%.  In second and third quarters of 2011, production was suspended for 44 days during which we still incurred estimated expenses of $2.2 million, including depreciation, labor cost and various other manufacturing overhead.

Gross Profit/(Loss): Gross loss for the three months ended September 30, 2011 was approximately $3.4 million as compared to gross profit of $32.7 million for the comparable period in 2010. Our gross margin has decreased from 21.6% for the three months ended September 30, 2010 to (2%) for the three months ended September 30, 2011.  The main reason for the decrease in the gross margin is the increase in our raw material prices including the timing of procurement, and the manufacturing overhead incurred during the suspension of production.  The Company uses fuel oil as raw material for production, which is a product of heavy crude oil. For crude oil, the average Brent oil price in the three months ended September 30, 2011 was $112 per barrel, as compared to $77 in the same period of 2010, an increase of 46%.

Gross profit for the nine months ended September 30, 2011 was approximately $11.1 million as compared to $50.2 million for the comparable period in 2010. Our gross margin has decreased from 12.5% for the nine months ended September 30, 2010 to 2.4% for the nine months ended September 30, 2011.  The main reason for the decrease in the gross margin is the increase in our raw material prices.   Additionally, the suspension of production had a negative impact of approximately 0.5% on the gross margin for the nine months ended September 30, 2011.

Going forward, management believes that major fluctuations in prices of raw materials will continue to have a major impact on our gross margins, although management continues to improve efficiencies in our manufacturing processes.

Operating Expenses: Operating expenses, including selling expenses, and general and administrative expenses, were approximately $5.3 million, or 3.2% of sales for the three months ended September 30, 2011 as compared to $2.3 million, or 1.5% of sales for the three months ended September 30, 2010, an increase of approximately $3.0 million. The increase was due to various public company expenses including various legal and consulting services. In the three months ended September 30, 2011, we also incurred expenses of approximately $1.8 million in connection with the independent investigation.

Operating expenses, including selling expenses and general and administrative expenses, were approximately $13.8 million, or 3.0% of sales for the nine months ended September 30, 2011 as compared to $4.6 million, or 1.2% of sales for the comparable period in 2010, an increase of approximately $9.2 million. The increase was due to various public company expenses including share-based compensation, and various legal and consulting services. The share-based compensation for the nine months ended September 30, 2011 was $1.7 million, as compared to share-based compensation of $0.8 million for the nine months ended September 30, 2010.  In the nine months ended September 30, 2011, we also incurred expenses of US$3.5 million in connection with the independent investigation.  The remaining increase was mainly a result of various legal and consulting services associated with being a public company, as well as increased cost due to our growth and expansion.

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

Interest Expense: For the three months ended September 30, 2011, interest expense was approximately $4.5 million, as compared to interest expense of approximately $3.9 million for the comparable period in 2010. For the nine months ended September 30, 2011, interest expense was approximately $8.6 million, as compared to interest expense of approximately $6.5 million for the comparable period in 2010.  The increase in interest expense is mainly due to the increased interest cost associated with discounting of bank acceptance notes and higher interest rates, together with the increased bank borrowings

Liquidated damages expense: For the nine months ended September 30, 2011, we accrued liquidated damages expense of $2.7 million. On April 1, 2011, trading of the Company’s common stock was suspended. In addition, management determined that, as of April 15, 2011, our Registration Statements were no longer effective. Accordingly, in the quarter ended June 30, 2011, it became probable that the Company will be required to remit liquidated damages to investors. Estimated contingent liabilities of $1.4 million and $2.7 million were accrued with a corresponding charge to earnings in the three and nine months ended September 30, 2011, respectively.

Net Income/(loss): We incurred a loss of approximately $10.7 million for the three months ended September 30, 2011, as compared to net income of approximately $21.1 million in the same period in 2010. The loss was mainly due to the higher cost of sales and the increase in legal, consulting and investigation expenses. We also believe that the investigation was an important reason accounting for our loss in the third quarter, because it drew the attention of our management away from the daily operations. Nevertheless, it is difficult to quantify any impact beyond the direct costs incurred.

Net loss for the nine months ended September 30, 2011 was approximately $7.3 million, as compared to net income of $30.4 million for the same period in 2010, a substantial reduction of $37.7 million. The decrease is mainly due to the loss in the second quarter, which was due to the increase in raw material prices, the increase in legal, consulting and investigation expenses and the suspension of production.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $0.9 million for the three months ended September 30, 2011. The balance sheet amounts, at September 30, 2011 and 2010, with the exception of equity, were translated at RMB6.3898 and RMB6.6800 to 1.00 U.S. dollar respectively. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the nine months ended September 30, 2011 and 2010 were RMB6.4876 and RMB6.7981, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	20,732,831	10,911,243
Net cash used in investing activities	(23,620,874)	(30,930,637)
Net cash (used in) provided by financing activities	(23,021,569)	49,234,480

Net cash provided by operating activities was approximately $20.7 million for the nine months ended September 30, 2011 as compared to net cash provided by operations of approximately $10.9 million for the same period in 2010. The increase in cash provided by operations was primarily due to the decrease in our inventory balance and the increase in accounts payable and advances from customers, which was offset by the reduction in prepaid tariffs for the nine months ended in September 30, 2011. For the nine months ended in September 30, 2010, the net cash provided by operations was primarily due to net income and the increase in accounts payable and increase in advances from customers..

Net cash used in investing activities was approximately $23.6 million and $30.9 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash used in investing activities was primarily focused on payments for the infrastructure construction and the expansion of our facility. As we move forward with our expansion, it is expected that net cash used in investing activities will increase for the rest of our 2011 fiscal year.

Net cash used in financing activities amounted to approximately $23.0 million for the nine months ended September 30, 2011. Net cash provided by financing activities amounted to approximately $49.2 million for the same period in 2010. Financing cash used in 2011 was mainly the result of the settlement of bills payable, the repayment of bank loans and the increase in pledged deposits at banks. Financing cash provided in 2011 was primarily due to the increase in short-term bank loans. In 2010, the net cash provided in financing activities was primarily the result of increase in bank loans and bills payable, in addition to the private placement proceeds in September 2010.

We have entered into loan agreements with our primary lenders, Bank of China, China Construction Bank, Agricultural Bank of China, etc. under which we have term loans. As of September 30, 2011, we had an aggregate principal amount of approximately $217 million bank loans outstanding under the loan agreements, with maturity dates from December 2011 to October 2012 and interest rates from 2.97% to 8.13% per annum. $197 million is classified as short-term bank loans, $14.2 million as current portion of long-term bank loans and $6.1 million as long-term bank loans. The loan agreements contain customary affirmative and negative covenants and were guaranteed by related parties, third parties and individual persons, and/or secured by a lien on our property and equipment. Beginning in January 2011, certain individual loan guarantors, some of whom are related parties, were paid a monthly fee of approximately 0.1% of the outstanding loan balances as compensation for their guarantees. Through December 31, 2010, no compensation was paid in respect of these guarantees. Historically, all debts have been repaid by the Company in a timely manner. All are revolving loans whose terms (at due date of payment) are extended by the lender. As of September 30, 2011, we were in compliance with the terms of our loan agreements. Management expects all unpaid loan balances will be extended at their due date. Depending on capital needs, the Company evaluates whether to apply for additional long-term bank loans. The Company currently has sufficient lines of credit with the banks for both short-term and long-term borrowings.

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

As a result of the findings of the Audit Committee and its review of our controls and procedures, management has concluded that the Company continues to have material weaknesses. A material   weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting:

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

On November 15, 2011, The Rosen Law Firm, P.A. filed a class action suit, alleging the Company had violated federal securities laws by issuing materially false and misleading statements and omitting material facts with regard to disclosure of related party transactions and the effectiveness of internal controls in past public filings. The Company believes there is no basis to the suit filed by The Rosen Law Firm and intends to defend the law suit vigorously.

Other than as set forth herein, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us.

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

3.2	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2010)
3.3	Amended Bylaws of Keyuan Petrochemicals, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 7, 2010)
4.1	Certificate of Designation of Rights and Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on April 28, 2010)
4.2	Certificate of Designation of Rights and Preferences of Series M Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 28, 2010)
4.3	Certificate of Designation of Rights and Preference of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 30, 2010)
10.1	Independent Director Agreement of Gerry Goldberg, dated August 1, 2011
10.2	Independent Director Agreement of Michael Rosenberg, dated August 1, 2011
10.3	Amendment to Independent Director Agreement of Dishen Shen, dated September 30, 2011.
31.1	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2011	Keyuan Petrochemicals, Inc.

By: /s/ Chunfeng Tao
Chunfeng Tao
Chief Executive Officer & President

By: /s/ Fan Zhang
Fan Zhang Acting Chief Financial Officer/Vice President of Accounting