Form 10-K
period 2011-12-31
Keyuan Petrochemicals, Inc.
filed 2012-04-13
CIK 1326396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 9,971,301shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $ 48,659,948.88 as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $4.88 per share*, as reported on the NASDAQ Capital Market

As of April 10, 2012, the Registrant has 57,695,971 shares of common stock outstanding and  5,333,340  shares of Series B Preferred Stock outstanding.

*For a period from  April 1, 2011 to October 6, 2011,  trading in our stock was halted by the Nasdaq Capital Market.

KEYUAN PETROCHEMICALS,, INC
TABLE OF CONTENTS

Annual Report on Form 10-K for the Year Ended December 31, 2011

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

PART I

ITEM 1.  BUSINESS

GENERAL OVERVIEW

(a)       Nature of business

We, through our PRC operating subsidiaries, Ningbo Keyuan and Ningbo Keyuan Petrochemicals, are engaged in the manufacture and sale of petrochemical products in the PRC. Our operations include (i) a production facility with an annual petrochemical production capacity of 720,000 metric tons (MT) of a variety of petrochemical products, (ii) facilities for the storage and loading of raw materials and finished goods and (iii) a manufacturing technology that can support our manufacturing process with relatively low raw material costs and high utilization and yields, all of which are led by a management team consisting of petrochemical experts with proven track records from some of China’s largest state-owned enterprises in the petrochemical industry.

Due to China’s growing demand for refined petrochemical products, we expanded our annual production capacity from 550,000 MT to 720,000 MT in April 2011. We also completed the construction of a Styrene-Butadience-Styrene (the “SBS”) production facility with an annual production capacity of 70,000 MT in September 2011 and began initial trial production in October and November 2011. One SBS production line began commercial production in December 2011. In addition, we plan to complete an additional storage capacity, a raw material pre-treatment facility and an asphalt production facility by the end of 2012.

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

In 2009, Apex Smart Limited, Best Castle Investments Limited, Chance Brilliant Holdings Limited, Delight Reward Limited and Keyuan International Group Limited were established in the British Virgin Island (BVI) and  Keyuan HK was established in Hong Kong. Delight Reward Limited holds 100% of the equity interests of Keyuan International Group Limited which holds 100% of the equity interests  of Keyuan HK. Delight Reward Limited is owned by:

●
Apex Smart Limited (45.6132%), which was 100% held by Stewart Shiang Lor,  subsequently by Mr. Brian Pak-Lun Mok and subsequently by Mr. Chunfeng Tao exercised his option to acquire ownership from Mr. Mok.  The transfer of ownership from Mr. Mok to Mr. Tao is currently being processed and should be completed shortly.

●	Best Castle Investments Limited (23.2523%), which was 100% held by Mr. O. Wing Po and subsequently by Mr. Jicun Wang.

●	Chance Brilliant Holdings Limited (20.5694%), which was 100% held by Mr. Lo Kan Kwan and subsequently by Mr. Peijun Chen.

●	Harvest Point Limited (5.3896%), which was 100% held by Mr. Brian Pak-Lun Mok and subsequently by Ms. Muxia Duan.

●	Strategic Synergy Limited (5.1755%), which was 100% held by Mr. Brian Pak-Lun Mok and subsequently Mr. Mok transfered one third of the ownership to Mr. Xin Yue

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

Pursuant to the share transfer agreements, (i) Mr. Brian Pak-Lun Mok granted Mr.Chunfeng Tao an option to acquire 100% of the equity of Apex Smart Limited in three installments provided that certain performance targets are met; (ii) Mr. O. Wing Po granted Mr.  Jicun Wang an option to acquire 100% of the Best Castle Investments Limited in three installments provided that certain performance targets are met; (iii) Mr. Lo Kan Kwan granted Mr.  Peijun Chen an option to acquire 100% of the equity of Chance Brilliant Holdings Limited in three installments provided that  certain performance targets are met; (iv) Mr. Brian Pak-Lun Mok granted Mr.  Xin Yue an option to acquire 100% of the equity of Harvest Point Limited in three installments provided that certain performance targets are met; and (v) Mr. Brian Pak-Lun Mok granted Mr. Xin Yue an option to acquire 100% of the equity of Strategic Synergy Limited in three installments provided the performance targets are met (the share transfer agreements are herein referred as “Slow Walk Agreement(s)” or “Slow Walk”. Options are herein sometimes referred as “Slow Walk Option(s)”).

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

On November 15, 2010, one-third of the Slow Walk Options were exercised after the first performance target was met.

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

After the second and third performance targets were met, Mr. Peijun Chen and Mr. Jicun Wang exercised their remaining two-thirds of the Slow Walk Options on February 15, 2012.  On March 30, 2012,  Mr. Chunfeng Tao exercised his remaining two-thirds of the Slow Walk Options and the transfer of the shares of Apex Smart Limited from Mr. Brian Pak-Lun Mok to Mr. Chunfeng Tao is currently being processed. As of the date hereof, Mr. Xin Yue has not exercised his remaining two-thirds of the Slow Walk Options.

As a result, the shareholding structure following the restructuring is as follows:

Chunfeng Tao
Jicun Wang
Peijun Chen
Muxia Duan
Brian Pak-Lun Mok 1/3
Xin Yue 2/3
Apex Smart Limited BVI
Best Castle Investments Limited BVI
Chance Brilliant Holdings Limited BVI
Harvest Point Limited BVI
Strategic Synergy Limited BVI
45.6132%
23.2523%
20.5694%
3.334%
7.232%
Delight Reward Limited BVI
82.60%
Keyuan Petrochemicals, INC
100%
Keyuan International Group Limited BVI
100%
Keyuan Group Limited Hong Kong
Outside China
Inside China
100%
100%
Ningbo Keyuan Plastics Co., Ltd. (WOFE)
Ningbo Keyuan Petrochemicals Co., Ltd. (WOFE)

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

On September 28, 2011, the Investigation Team completed the investigation.  On October 3, 2011, the Company provided the Nasdaq Hearings Panel with a copy of the final investigation report along with a comprehensive list of remedial actions the Company has taken and is committed to taking to remediate the accounting and internal control issues. On October 5, 2011, the Company was notified that the Nasdaq Hearings Panel exercised its discretionary authority pursuant to NASDAQ Listing Rule 5101 to delist the Company’s securities from the Nasdaq Stock Market. As a result, the Company’s shares resumed trading in the pink sheets under the ticker symbol KEYP.PK beginning October 7, 2011. The Company’s common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol KEYP.

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

Accordingly, we filed a registration statement on Form S-1 in connection with the April-May 2010 private placement transaction. Amendment No. 4 to such Form S-1 which we filed on October 15, 2010 was declared effective on October 19, 2010. However, because of the delinquency of the Company’s annual report on Form 10-K for fiscal year ended December 31, 2010 and interim reports on Form 10-Q for three months ended March 31, 2011 and June 30, 2011 respectively, as of April 10, 2012, the Amendment No. 4 to such Form S-1 is no longer effective. As a result, we began to accrue penalties pursuant to the terms of the registration rights agreement from  April, 2011 to November 1, 2011,the period that the registerable securities were not able to be sold pursuant to Rule 144 under the Securities Act.

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

Accordingly, we filed a registration statement on Form S-1 in connection with the September 2010 private placement transaction. Amendment No. 2 to such Form S-1 which we filed on January 14, 2011 was declared effective on January 19, 2011. However, because of the delinquency of the Company’s annual report on Form 10-K for fiscal year ended December 31, 2010 and interim reports on Form 10-Q for three months ended March 31, 2011 and June 30, 2011 respective, as of April 10, 2012, Amendment No. 2 to such Form S-1 is no longer effective. As a result, we began to accrue penalties pursuant to the terms of the registration rights agreement from April 2011to November 2011,  the period that the registerable securitiess were not able to be sold pursuant to Rule 144 under the Securities Act.

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

●
BTX Aromatics: consists of benzene, toluene, xylene and other chemical components used for further processing into plastics, gasoline and solvent materials widely used in paint, ink, construction coating and pesticide;

●
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

●	MTBE & Other Chemicals: MTBE, oil slurry, sulphur and others which are used for a variety of applications including fuel components, refrigeration systems, fertilizers, insecticides and fungicides.

Production Capacity and Expansion

The following chart depicts our production capacity in  2011:

Breakdown of 2011 Capability of 720,000 (MT)

In order to develop our business to meet the increasing customer demands, we have been working to expand our manufacturing capacity by focusing on the following improvements to our infrastructure:

a)	upgrading the catalytic pyrolysis processing equipment used in production facilities to expand annual design capacity from 550,000 MT to 720,000 MT;

b)
an SBS production facility with a design capacity of 70,000 MT per year.  The construction was completed in September 2011 and we entered into initial trial production in October and November 2011. One of the SBS production lines began commercial production in December 2011 and the second line is expected to commence commercial production in May 2012 pending the result of current operation.

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

e)	an asphalt production facility, which will add 300,000 MT annual capacity to our current facility; and
f)
a production facility in Guangxi Province, which will have annual production capacity of 400,000 metric tons of ABS. The Company began preconstruction activities in February 2012, and the first phase is expected to be completed by the end of 2013.

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

In anticipation of the increasing needs for raw materials and the production of finished goods, we are currently working to expand our manufacturing capacity to include:

a)
 additional storage capacity for raw materials and for finished goods to increase our current 100,000 MT of storage capacity to 280,000 MT. The additional storage capacity will allow us to take better advantage of price variations in our raw materials costs and our finished products sales, as well as to support the storage needs of overall expanded production capacity.

b)
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

c)
an asphalt production facility which will add with 300,000 MT annual capacities to our current facility. We plan to produce high-grade pavement asphalt which is the building material for highways and various grades of roads including urban fast roads and trunk roads with heavy traffic flow. High-grade pavement asphalt can also be used as raw materials for emulsified asphalt, diluted asphalt and modified asphalt.  We expect the asphalt facility will be completed by the end of June, 2013. We believe that developing an asphalt production capability fits into our overall business. First, there is a large market demand in China due to China’s focus on building infrastructure to support further economic growth and the under-developed domestic supply; Second, asphalt production can provide a better use of our production residuals and lower quality materials. Currently, our production residuals are sold as scrap, however, with our expanded asphalt production, we can use those residuals to produce asphalt which can be sold at a higher price. We expect that the increased revenue and net profit from asphalt production will contribute significantly to our overall success. Third, our management team has in-depth knowledge and expertise in designing, building and managing an asphalt production facility. Our CEO, Mr. Chunfeng Tao successfully built and managed Ningbo Daxie Liwan Petrochemical Co. (later purchased by China National Offshore Oil Company) to an annual production of 500,000 metric tons of high grade asphalt.

d)
a production facility in Guangxi Province, which will have annual production capacity of 400,000 metric tons of ABS. ABS ,being the most common thermoplastic resin, is widely used in house hold appliances, electronic components, automotive parts and other fields. Recently, the demand for ABS in China has  increased significantly  due to domestic growth in the  appliances market and the development of the automobile industry.

The estimated cost of the storage capacity expansion, raw material pre-treatment facility and asphalt facility is approximately $75.8 million including $5.8 million for land, $20 million for facility construction, $40 million for new equipment, and $10 million for working capital. We are currently estimating the cost of the ABS production facility. Upon full completion of our expansion, our total production capacity will reach 1,490,000 MT a year including our current expanded production of 720,000 MT, SBS facility of 70,000 MT, asphalt facility of 300, 000 MT and ABS facility of 400,000 MT. The following chart depicts the breakdown of our new production capacity of 1,490,000 MT.

 Now the management are evaluating the effectiveness and feasibility of the whole manufacturing capacity expansion strategy depending on the long-term development and the industry environment , therefore ,the company may carry out adjustment on one or some of  projects according to  the evaluation results.

Capacity Breakdown after expansion projects (1,490,000 MT)

We are currently evaluating the timeline for the  expansion projects. Our current estimate is as follows, pending our evaluation:

Expansion Project	Expected Completion Date
Catalytic pyrolysis processing equipment upgrade	Completed in April 2011
SBS Production Facility	Completed in September 2011
Storage Facility	End of Q4, 2012
Raw Materials Pre-treatment Facility	End of Q4, 2012
Asphalt Production Facility	End of Q4, 2012
ABS Production Facility	End of Q4, 2013

Petrochemical Manufacturing Process

The following chart illustrates our petrochemical manufacturing process:

Petrochemical Market in China

China has the world’s second largest petrochemical market after the U.S. in terms of production and consumption. China’s petrochemical output value grew from RMB 1,240 billion in 2000 to RMB 11,000 billion in 2011 representing a Compound Annual Growth Rate (CAGR) of 21.95%. China Petrol and Chemical Industry Association (CPCIA) expect that the total profits in the petrochemical industry will increase 18% in 2012. (Source: http://www.cinic.org.cn/site951/schj/2012-01-17/529907.shtml)

China’s increasing domestic demand for petrochemical products has exceeded the domestic supply in the past several years:

●
China’s benzene supply grew from 2.13 million MT in 2002 to 6.659 million MT in 2011 representing a CAGR of 13.5%. China’s benzene demand increased from 2.08 million MT in 2002 to 5.609 million MT in 2011, representing a CAGR of 11.65%. (data sourcehttp://chem.chem365.net/Web/jckxx_news/47755.htm )

●
China’s toluene supply grew from 697,000 MT in 2002 to 2.55 million MT in 2011, representing a CAGR of 15.5%. China’s toluene demand increased from 1.56 million MT in 2002 to 2.30 million MT in 2010, representing a CAGR of 5%.(data source: http://info.pcrm.hc360.com/2012/02/020858176690.shtml )

●
China’s xylene supply grew from 820,000 MT in 2002 to 6.5 million MT in 2010, representing a CAGR of 30%. China’s xylene demand increased from 1.1 million MT in 2002 to 7.5 million MT in 2009 representing a CAGR of 32%.(data source: www.stats.gov.cn ) (www.chem99.com)

●
China’s propylene supply has grown from 3.78 million MT in 2000 to 16.22million MT in 2011, representing a CAGR of14.16%. China’s propylene demand has risen from 4.39 million MT in 2000 to 18.60 million MT in 2010, representing a CAGR of  16%.(data source: http://www.oilchem.net/chemical/5_3_37153.html)

●
China’s styrene supply has grown from 0.89 million MT in 2002 to 3.806 million MT in 2010, representing a CAGR of 20%. China’s Styrene demand has increased from 2.69 million MT in 2002 to 7.3 million MT in 2010, representing a CAGR of 13%.(data http://chem.chem365.net/Web/jckxx_news/30869.htm, http://static.sse.com.cn/cs/zhs/scfw/gg/ssgs/2010-04-29/600481_20100429_3.pdf )

●
China’s LPG supply has grown from 12.56 million MT in 2003 to 21.811 million MT in 2011 representing a CAGR of 7.14%. China’s LPG demand has increased from 18.77 million MT in 2003 to 23.64 million MT in 2010, representing a CAGR of 3%.(data source: http://www.oilchem.net:88/coalchem/2_1_2991360.html,)

As a result, China has imported petrochemical products to meet the domestic demand, which is expected to continue for a number of years (source: Publication by Business Monitor International Ltd.: China Petrochemicals Report, Includes 5 Year Forecast to 2014; Q2 2010):

●	China imported 1.813 million MT of benzene between 2003 and 2011. (data source: http://ie.sci99.com/Product/18)

●	China imported 863,000 MT of toluene in 2002 and 655,100 MT in 2011 (data source: http://info.pcrm.hc360.com/2012/02/020858176690.shtml ;http://chem.chem365.net/Web/jckxx_news/47682.htm)

●	China imported 271,000 MT of xylene in 2002 and 4.98million MT in 2011 (data source: http://ie.sci99.com/Product/167/2011)

●	China’s imports of propylene increased from 210,000 MT in 2004 to 1.95 million MT in 2011 (data source: http://chem.chem99.com/news/1263734.html; http://chem.chem99.com/news/1287660.html))

●	China’s imports of styrene increased from 1.79 million MT in 2002 to 3.607 million MT in 2011(http://ie.sci99.com/Product/17/2011)

Asphalt Market in China and Pretreatment & Asphalt Process

In addition to its use as raw materials for emulsified, diluted and modified asphalt-based products, asphalt is widely used for highways, roads and airport pavements. At the end of 2011,  the length of China’s highways has reached 85,000 km (52,816 miles) in the aggregate (http://www.ptbtv.com/news.asp?ID=78058), which made China rank the second in the world in terms of the length of its highway system. According to the PRC government plan, the length of China's highways will reach 100,000 km (62,137 miles) by 2020 (http://www.cngaosu.com/a/2010/1109/71783.html). In November 2008, the PRC Ministry of Communication issued a RMB 5 trillion investment plan and according to this plan, the average annual investment for construction of highways in the next five years will be RMB 980 billion, among which 60% will be used for construction of expressways, 20% for provincial highways and 20% for highways in the countryside.

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

Our yield rate in 2010 for our entire production line indicates a yield rate of 87.6% for the finished products. The yield rate in 2011 for our entire line is 87.2% for the finished products. Yield rate represents the percentage of finished product produced from input of raw material and net input of unfinished products and is calculated by dividing the sum of crude oil and net unfinished input into the individual net production of finished products. A yield rate of 87.2% means, for instance, 100 tons of heavy oil can generate approximately 87.2 tons of finished products.

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

Sales and Pricing

Sales

In selling our products, most of our customers pay cash in advance. For core customers with excellent credit history, we may occasionally make an exception by conducting credit sales, which is part of our strategy to maintain customer relationship.

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

In order to estimate the total orders for a year, we conduct surveys with our major customers to obtain their preliminary orders for the next one or two years and update the information annually. We enter into purchase contracts with customers on an order-to-order basis. In each contract, price is determined based on market price and the quantity is specified based on (1) the customer demand for a particular order and (2) our capability to satisfy that particular order. Our five largest customers accounted for 44% and 40% of the sales for the years ended December 31, 2011 and 2010, respectively. We anticipate that our overall customer composition and the concentration of our top customers will change as we expand our business and modify our product portfolio to include new products and higher-margin products; however, we can give no assurance that this will be the case.

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

For the years ended December 31, 2011 , 2010 and 2009, the Company was subject to the 25% tax rate. In order to support the growth of certain local enterprises, the local government granted certain credit back to Ningbo Keyuan. In the first two profitable years, the local government will credit back to the Company the entire local portion of the income tax which equals to 40% of the whole Enterprise Income Tax the Company paid applying the 25% tax rate.; in the subsequent three profitable years, the local government will credit back 50% of the local income tax the Company paid under the 25% tax rate.  The Company will recognize the subsidy related to income tax at the time the cash is received.

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

Employees

As of December 31, 2011, we had 511 full-time employees, including 1 executive officer and 11 other senior management members, 26 engineers, 12 sales people, 7 researchers and developers and 43 administrative staff. The remaining 411 full-time employees are production facility manufacturers. All of the employees have signed labor contracts with us and receive monthly salaries as well as other social benefits including pension insurance, unemployment insurance, accidental insurance, medical insurance and housing funds, etc. We do not have any other employees in addition to our full-time employees.

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

ITEM 1A. RISK FACTORS

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

Mr.Chunfeng Tao, Mr. Jingtao Ma, Mr. Shifa Wang, and Mr. Mingliang Liu are essential to our ability to continue to grow our business. They have established relationships with customers and suppliers within the industries in which we operate.  In addition, on December 2, 2011, Mr. Jingtao Ma was appointed as as the new General Manager of Ningbo Keyuan, replacing Mr. Chunfeng Tao. Mr. Jingtao Ma is  responsible for the operation of Ningbo Keyuan.If one or more of these key employees were to leave us, our relationships with our customers and suppliers may become strained, and our growth strategy might be hindered, which could limit our ability to increase revenue.

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

In order to operate our business efficiently, we rely on short term bank financing to fund the purchase of raw materials.  As of December 31, 2011, we had approximately RMB1,436 million of short term debt, RMB100 million of long term debt, and lines of credit from 8 banks. Typically, the term for a short term bank loan is one year while a long term bank loan has a term of three or four years. Bank loans are renewable at the banks’ option. In 2011, we paid back approximately RMB1,119 million and borrowed approximately RMB1,653 million in the form of short terms loans. As of December 31, 2011, we had approximately RMB1,436 million of short term debt. If one or more of these banks were revoke their line of credit or fail to renew such line of credit when it is due, we would be unable to continue to purchase raw materials in the amounts necessary to continue production at our current capacity.

We need additional capital to expand our manufacturing facility and we may not be able to obtain it at acceptable terms, or at all, which could adversely affect our ability to increase our production capacity and expand our business.

We are working to expand our manufacturing capacity to include additional storage capacity, a raw material pre-treatment facility and an asphalt production facility. The estimated cost of these expansions (excluding land costs) is approximately $70 million, including $20 million for facility construction, $40 million for new equipment, and $10 million for working capital.  We are currently estimating the cost of the ABS production. We plan to fund these expansions through short-term borrowings, cash from operations and potential equity financing. However, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including, but not limited to:

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

For the year ended December 31, 2011, our five largest customers accounted for 44% of our total sales. For the year ended December 31, 2010, our five largest customers accounted for 40% of our total sales. As our customer base may change from year-to-year, during such years that the customer base is comparatively highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition.

For the year ended December 31, 2011, our three largest suppliers accounted for 76% of our raw material purchases. For the year ended December 31, 2010, our three largest suppliers accounted for 61% of our total raw material purchases. As our supplier base may change from year-to-year, during such years that the supplier base is highly concentrated, the loss of, or reduction of our raw material supply from, any of such major suppliers could have a material adverse effect on our business, operating results and financial condition.

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

During the process of preparing the Company’s Annual Report on Form 10-K for the year ending December 31, 2010, on or about March 24, 2011,  KPMG, the Company’s prior independent auditor, raised certain issues primarily  relating to the unexplained issues regarding certain cash transactions and recorded sales  and requested that the Audit Committee conduct an independent investigation. Based on the issues raised by KPMG, on March 31, 2011, our Audit Committee elected to commence an independent Investigation of the issues raised and engaged the services of the Investigation Team. Following the Investigation, the Audit Committee identified, among other issues, inadequate disclosure and issues regarding internal control and procedures.  In order to improve corporate governance and enhance internal controls, management and our Board of Directors are committed to adopting and implementing the recommendations of  the Audit Committee in addition to all of the corrective actions the Company has  taken to date. For more details of the corrective actions, please refer to Item 9A Controls and Procedures herein after.

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

We may be subject to penalties or fines from the Chinese government as a result of possible violations of PRC laws or regulations

Our management and our Board of Directors have reviewed our past practices and have been advised that several of these practices may result in possible violation of PRC laws or regulations. Specifically, a) we maintained an off-balance account to pay service providers who were not able to issue formal invoices, to distribute cash bonus to our key employees and officers, to pay rental for certain officers’ dormitories whose residences are far from our factory, etc. However, we are advised that such practices may result in violation of PRC laws.  As a result, we ceased the use of such off-balance account in April 2011 and have recorded, and will record, all transactions  in that account into our financial statement in  the relevant annual report and interim report.  b) In September 2010, we adopted a numbering system to bar scan our products to avoid any misrepresentation of the nature of our products.   In the past we sometimes accommodated requests from our customers to change the name of products so that our customers could save on freight costs. c) in the past,  in order to overcome the restrictions regarding the use of certain bank loans or to satisfy the banks’ internal requirements to demonstrate the usage of the loans , we engaged with certain related and other parties in short term financings. . Though we are current on our loan payments and as a general rule, the risk of prosecution and or civil liabilities is diminished if the loans have been repaid, we are advised that such practices may have been in violation of PRC banking laws. d) in 2010,  RMB 21 million was transferred by Ningbo Keyuan to one of its employees with no collateral or written agreement. The RMB 21 million was subsequently returned by the employee. The funds were used by the employee to assist an investor in the September 2010 Private Placement, in converting RMB to U.S. dollars. Though we have discontinued the above mentioned practices,  such action may violate PRC foreign exchange laws and regulations. If Ningbo Keyuan is held responsible for any such violation conducted by the employee and the investor, Ningbo Keyuan may be subject to penalties. Additionally, Ningbo Keyuan discounted and continue to discount bank notes in order to use its effective credit lines and finance our growth. Though Ningbo Keyuan is current on its  loan payments  and  we have been advised by our PRC counsel that as long as payments to bank loans are current, the chance that Ningbo Keyuan will be subject to a fine, penalty or civil liability because of discounting bank notes is remote; there is a risk that such practice may be a potential violation of PRC banking laws. Therefore, we cannot assure you that we may not be subject to penalties or fines from the Chinese regulators if they decide to proceed against us and we cannot assure you that there will be no other violation of any current PRC laws or regulations identified by the relevant government regulators in the future.

We may face litigation and/or regulatory action as a result of recent events.

In November 2011, The Rosen Law Firm filed a class action law suit against us. We believe there is no basis to the law suit and intend to defend the law suit vigorously. Moreover, as a result of recent events, including but not limited to the delisting of our stock from the NASDAQ, our failure to file periodic reports as they are due for approximately six months and our failure to comply with certain registration requirements related to common shares underlying our preferred stock and warrants, we may become subject to litigation from shareholders and other investors.  Additionally, we may also become subject to regulatory enforcement actions in either the U.S. and/or China.  If we are forced to defend either a civil law suit brought by outside shareholders or investors and/or a regulatory action, we will be required to expend significant additional funds that could otherwise be utilized for business purposes.  Additionally, defense of such claims will result in management expending additional time and focus in connection with such defense that may materially impact its ability to effectively run our business.

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

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese Renminbi depreciated approximately 0.06% against the U.S. dollar in 2009 and appreciated approximately 3.57% in 2010. Chinese Renminbi further appreciated approximately 4.86% in 2011. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

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

We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We may have difficulty establishing adequate management, legal and financial controls in the PRC.  Please refer to Item 9A. Controls and Procedures on page 44 for additional information on this matter.

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

The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in the PRC over the past 26 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in the PRC, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the court room, interpretation and enforcement of PRC laws and regulations involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention.

Risks Related to our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Pursuant to a share transfer agreement, Mr. Chunfeng Tao, our Chairman, Chief Executive Officer and President has exercised  an option after  certain performance targets were met  to purchase from Mr. Brian Pak-Lun Mok, the sole shareholder of Apex Smart Limited (the owner of 45.6132% of the share capital of Delight Reward Limited), 100% of Apex Smart Limited’s equity, which entitled Mr. Tao to own 45.6132% of the equity of Delight Reward Limited. Delight Reward Limited holds 47,658,000 shares of our common stock, representing approximately 82.60% of our common stock. Accordingly, Mr. Tao (indirectly controls approximately 37.68% of our common stock)  and other insiders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock and there can be no assurance that a trading market will develop further or be maintained in the future.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. Additionally, on April 1, 2011 trading in our common stock was halted by Nasdaq and on October 5, 2011 our common stock was delisted from Nasdaq.  On October 7, 2011, our stock began trading on the Pink Sheets and is currently trading on the OTC Bulletin Board.  It is likely that our stock will experience significant pressure for some time as a result of the lack of liquidity during the period in which it was halted.

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

On November 15, 2011, the Rosen Law Firm filed a class action suit, alleging we had violated federal securities laws by issuing materially false and misleading statements and omitting material facts with regard to disclosure of related party transactions and effectiveness of internal controls in past public filings.  The case is currently at the discovery stage and we believe there is no basis to the suit filed by the Rosen Law Firm and intend to contest the case vigorously.

On January 9, 2012, Ningbo Keyuan filed a law suit in Ningbo Beilun District People’s Court against Zhenjiang Kaiyuan Installation Group (now known as Zhenjiang Industry Equipment Installation Group Co., Ltd) in breach of a project construction contract and alleged damage of RMB 98,000. Zhenjiang Industry Equipment filed a counter claim requiring us to pay RMB 9,825,615 of project cost and RMB 1,350,000 of interests. The two parties are disputing the reasons for the construction delay and the settlement amounts and.the matter is pending .

Other than as set forth herein, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol “KEYP”; our cusip number is 493722102. We first began trading on April 22, 2010 on the Over the Counter Bulletin Board.  Beginning on September 15, 2010, we began trading on the Nasdaq Capital Market under the symbol “KEYP”.  On January 18, 2011, our common stock commenced trading on the Nasdaq Global Market. On April 1, 2011 trading in our stock was halted by Nasdaq and delisted on October 5, 2011 resulting our shares trading on the Pink Sheets commencing on October 7, 2011.

The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended June 30, 2010.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High		Low
The quarter ended June 30, 2010	5.20		0.25

The quarter ended September 30,2010	5.55		3.15

The quarter ended December 31,2010	5.75		3.67

The quarter ended March 31, 2011	5.56		4.12

The quarter ended June 30, 2011	5.56	*	4.12	*

The quarter ended September 30, 2011	5.56	*	4.12	*
The quarter ended December 31, 2011	4.88	*	1.02	*

* For a period from  April 1, 2011 to October 6, 2011,  trading in our stock was halted by Nasdaq

At April 10, 2012, the closing bid price of the common stock was $1.63 and we had approximately one hundred and nine record holders of our commons stock and one record holder of our Series B Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

As of  April 10, 2012 , there are (i) three-year Series A Warrants to purchase up to 807,450 shares of Common Stock, at an exercise price of $4.50 per share; (ii) three-year Series B Warrants to purchase up to 808,600 shares of Common Stock, at an exercise price of $5.25 per share. (iii) three-year Series C Warrants to purchase up to 874,802 shares of Common Stock, at an exercise price of $4.50 per share; and (iv) three-year Series D Warrants to purchase up to 874,802 shares of Common Stock, at an exercise price of $5.25 per share. We also granted warrants to purchase 718,755 shares of Common Stock to TriPoint Global Equities, LLC, the placement agent in the April-May 2010 Financing.  In connection with the September 2010 financing, we granted placement agent warrants to purchase up to 561,601 shares of Common Stock to Tripoint Global Equities, Inc.

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

Description of Equity Compensation Plans

On June 29, 2010, the Board of Directors approved the Company’s 2010 Equity Incentive Plan (the “Plan”)  to authorize  6,000,000 shares for issuance  under equity incentive awards, effective June 30, 2010. On December 6, 2010, we filed Definitive Schedule 14C information statement with the Commission proposing to adopt the Plan. The information statement was mailed to shareholders on December 6, 2010 and it became effective on December 21, 2010

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,930,000 (1)(2)	$4.2	2,820,000
	100,000 (3)	$4.5
Equity compensation plans not approved by security holders
Total	3,030,000		2,820,000

(1)
On June 30, 2010, the Company granted stock options to certain senior management employees to purchase in the aggregate 3,000,000 shares of the Company’s common stock at an exercise price of $4.20 per share and the grant-date fair value of these stock options amounted to $3,347,298. However, options to purchase in the aggregate 150,000 shares of the Company’s common stock were later forfeited in 2010 because two optionees left the Company. A total of 2,810,000 stocks options vest over three years as follows: 30% shall vest and become exercisable one year after the grant date, 40% shall vest and become exercisable two years after the grant date, and 30% shall vest and become exercisable three years after the grant date. For the remaining 190,000 stock options: 40% shall vest and become exercisable one year after the grant date and 60% shall vest and become exercisable two years after the grant date.

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

On April 1, 2011, one investor in the April-May 2011 Private Placement exercised Series B warrants and purchased 500 shares of common stock at an exercise price of $5.25 per share. As a result, 500 shares of common stock were issued on April 4, 2011.

On November 29, 2011, one investor in the September 2010 Private Placement chose to convert 66,670 shares of Series B preferred stock into common stock. As a result, 66,670 shares of common stock were issued on December 7, 2011.

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

Overview

Operating through our wholly-owned subsidiaries, Ningbo Keyuan and Ningbo Keyuan Petrochemicals, our operations include (i) a production facility with an annual petrochemical production capacity of 720,000 metric tons (MT) of a variety of petrochemical products, (ii) facilities for the storage and loading of raw materials and finished goods and (iii) a manufacturing technology that can support our manufacturing process with relatively low raw material costs and high utilization and yields, all of which are led by a management team consisting of petrochemical experts with proven track records from some of China’s largest state-owned enterprises in the petrochemical industry.

In order to facilitate the Company’s future growth, Ningbo Keyuan Petrochemicals, Ltd. was incorporated in Ningbo, China with a registered capital of $3 million as a wholly-owned subsidiary of Keyuan Group Limitd (the Hong Kong entity) on August 27, 2010. Ningbo Keyuan Petrochemicals is responsible for the sales and marketing, raw materials sourcing and market analysis for the Company. Dr. Jingtao Ma was appointed as the General Manager of the new entity. Dr. Ma was the head of the former sales and marketing division at Keyuan. This new entity will also serve as the “market thermometer” that can better monitor market conditions and obtain first hand market data through buying and selling activities. Management believes that the consolidation of sales and marketing and raw material procurement function under one business unit will help efficiently manage the future expansion of the Company. In addition, on December 2, 2011, Mr. Jingtao Ma was appointed as the new General Manager of Ningbo Keyuan, replacing Mr. Chunfeng Tao so that Mr. Tao can focus on the development and strategy of the Company.

In April 2011, we expanded our annual production capacity from 550,000 MT to 720,000 MT. We also completed the construction of a Styrene-Butadience-Styrene (the “SBS”) production facility with an annual production capacity of 70,000 MT in September 2011 and we began initial trial production in October and November 2011. One SBS production line began commercial production in December 2011. In addition, we plan to complete an additional storage capacity, a raw material pre-treatment facility and an asphalt production facility by the end of 2012.

In January 2012, we signed a cooperation agreement with Fangchenggang City to build a new petrochemicals production facility in Guangxi Keyuan New Materials Industrial Park, in Guangxi Province. The total investment amount to construct this new production facility is RMB 12.8 billion (approximately USD $2.02 billion). We commenced pre-construction activities in February 2012 and intend to finish the initial stage of construction and begin operations by the end of 2013. However, the timeline is subject to revision pending the status of project financing. This new production facility, as a part of our expansion plan, will improve our competitive position by extending and expanding our supply chain and manufacturing base. Once the facility is fully operational, it is expected to have annual production capacity of 400,000 metric tons of Acrylonitrile Butadiene Styrene (the “ABS”). We plan to fund the construction and operation of the new production facility through outside financing. If such financing is not available on terms acceptable to us, construction of this facility will be delayed until appropriate financing is available.  According to the cooperation agreement, the government of Fangchenggang City will provide the land use right for the facility.

Our Facility and Equipment

Facility

As of December 31, 2011, we have invested a total of approximately $208 million in the construction and improvement of our production facility. Our current production facility encompasses roughly 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired 1.2 million square feet of additional land in August 2010 for our future expansion.

We have a total of 100,000 MT of storage capacity, consisting of 50,000 MT of storage capacity for raw materials and 50,000 MT for finished products. As part of our expansion plan, we intend to add 180,000 MT of new storage capacity in 2012, after which our total storage capacity will be 280,000MT.

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

Expansion Plan

Our annual designed manufacturing capacity was 550,000 MT of a variety of petrochemical products at the end of 2010. In order to meet the increasing market demands, we upgraded the catalytic pyrolysis processing equipment used in our production facilities to expand the capacity from 550,000 MT to 720,000 MT. This capacity expansion project started in March 2011 and was completed in April 2011. We also completed the building of an SBS production facility which is capable of producing up to70,000 MT in September 2011. We are planning to expand our facility to include additional storage capacity, a raw material pre-treatment facility and an asphalt production facility by the end of 2012, and an ABS production facility by the end of 2013.

SBS Facility

In September 2011, we completed building a new facility designed for the production of SBS, one of the Styreneic Block Copolymers.  SBS is a product with higher product margin with major applications for the footwear, adhesive, polymer modification and modified asphalt industries. The SBS facility was built on part of the 1.2 million square feet of land for which we obtained the land use right in August 2010 The construction started in September, 2010 and was completed (as planned) in September 2011. We started trial production in October and November, 2011, and one SBS production line began commercial production in December 2011. The designed capacity of the SBS facility allows for production of up to 70,000 MT per year.  We expect to generate net profit margins of 10% from our production of SBS once the facility reaches normal production levels. The SBS facility is anticipated to achieve an 80% utilization rate in 2012, the first full year of production, and to generate approximately $107 million in sales and $10 million to $11 million in profit in 2012.

Other Expansion Projects

In addition to the SBS production facility, we plan to increase our current 100,000 MT storage capacity to 280,000 MT. Management believes that the increased storage capacity will allow the Company to take better advantage of sales price variations of raw materials and our products, as well as supporting the storage needs resulting from our various expansion projects and our corresponding increased overall production capacity. We also plan to build a pretreatment facility and an asphalt facility on the land that was acquired in August 2010. The pretreatment facility will allow us to handle lower grade raw materials thereby allowing us to further decrease overall raw material costs. In addition, this facility will improve efficiency in the current production process and provide the necessary feedstock for our planned asphalt production. The new asphalt facility will be capable of producing as much as 300,000 MT annually once it is completed. Once completed and fully operational, we estimate that the new asphalt facility will generate approximately $298 million in sales and approximately $30 million of additional profits a year.

The actual and estimated schedule of our expansion plan is as follows:

●	Completed SBS facility in September 2011 ;
●	Completed trial production and began SBS production and sales in the fourth quarter of 2011; produced and sold 2,733.144 tons and 2,622.599 tons, respectively ;
●	Complete storage capacity expansion, pretreatment facility and asphalt by December 31, 2012; and
●	Complete first phase construction of an ABS facility by the end of 2013.

On August 18, 2010, we acquired four parcels of land adjacent to the Company's current Ningbo facilities totaling approximately 1.2 million square feet. The total cost of the land was approximately $5.8 million. Aside from the cost of the land acquisition, the estimated cost of the storage expansion and construction of the  pretreatment facility, and asphalt facilities is approximately $70 million, including $20 million for facility construction, $40 million for new equipment and $10 million for working capital. We are currently estimating the cost of the ABS production facility.

We plan to fund this proposed expansion through debt financing, cash from operations, proceeds from prior financings, warrant exercises, and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to increase our production capacity and to expand our business could be adversely affected.

Manufacturing and Sales

Our total production of finished products for 2011 was 535,208 MT and revenue totaled $626.7 million, based on the sale of 588,976 MT of petrochemical products.  Our total production of finished products for 2010 was 635,782 MT and revenue totaled $558.8 million based on the sale of 658,570 MT of petrochemical products in 2010.Therefore, we experienced a decrease in total production of finished products with an increase in revenue and sales. The decrease in overall production in 2011 was mainly due to the 44 days of production interruptions.

In the second quarter of 2011, we experienced production interruptions, mainly as a result of the expansion of our production capacity. In April 2011, we lost a combined 25 days of production, equating to approximately 54,000 tons of production, and approximately $45 million of revenues. In the third quarter of 2011, we incurred production interruptions, mainly as a result of the upgrade of the local power grid. We lost a combined 19 days of production, equating to approximately 41,000 tons of production, and approximately $40 million of revenues.
 As a result, in 2011 we experienced production interruptions totaling a combined 44 days.   These lost days of production equated to approximately 95,000 tons of production and approximately $85 million of revenues.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. The Group did not record any provision for slow-moving and obsolete inventory as of December 31, 2011 and 2010.

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

Revenue Recognition.  The Group derives its revenue primarily from the sale of petrochemical products. In accordance with the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, codified in FASB ASC Topic 480, revenue is recognized only when it is realized or realizable and earned. Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. The Group recognizes revenue when the products are delivered and the customer takes ownership and assumes risks of losses, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Written sales agreements, which specify price, product, and quantity, are generally used as evidence of an arrangement. Customer acceptance is generally evidenced by a carrier signed shipment notification form.

In the PRC, value added tax (“VAT”) of 17% on invoiced amounts is collected on behalf of the tax authorities. Revenue is recorded net of VAT.  VAT paid for purchases, net of VAT collected from customers, is recorded in “other current assets” in the consolidated balance sheets.

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

Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2011 and 2010.

Comparison of years ended December 31, 2011and 2010

	For the Year Ended December 31		Year to Year Comparison
	2011	2010	Increase/ (decrease)	Percentage Change
Sales
Third Parties	$533,913,328	$446,891,336	$87,021,992	19%
Related Parties	92,771,589	111,860,732	(19,089,143)	(17%)

Total Sales	626,684,917	558,752,069	67,932,848	12%

Cost of Sale
Third Parties	504,871,603	388,846,702	116,024,901	30%
Related Parties	99,797,931	102,076,731	(2,278,800)	(2%)

Cost of Sales	604,669,534	490,923,433	113,746,101	23%

Gross Profit	22,015,383	67,828,636	(45,813,253)	(68%)

Operating Expenses
Selling Expenses	1,240,709	623,652	617,057	99%
General and administrative Expenses	17,858,807	9,517,814	8,340,993	88%
Total Operating Expenses	19,099,516	10,141,466	8,958,050	88%

Income from Operations	2,915,867	57,687,170	(54,771,303)	(95%)

Other Income(Expense)
Interest Income	4,320,393	556,159	3,764,234	677%
Interest Expense	(15,796,772)	(9,945,389)	(5,851,383)	59%
Foreign Exchange gain , net	3,661,599	2,711,984	949,615	35%
Liquidated damages expenses	(2,493,326)	-	(2,493,326)	100%
Other income (expense),net	3,102,661	(396,797)	3,499,458	(882%)
Total other Expenses:	(7,205,445)	(7,074,043)	(131,402)	2%

(Loss) income before provision for income taxes	(4,289,578)	50,613,127	(54,902,705)	(108%)
Income tax expense	2,851,718	13,492,704	(10,640,986)	(79%)
Net (Loss) Income	(7,141,296)	37,120,423	(44,261,719)	(119%)

Other comprehensive income
Foreign currency translation adjustment	3,235,395	2,247,635	987,760	44%

Comprehensive (loss) Income	$(3,905,901)	$39,368,058	(43,273,959)	(110%)

Sales: Our sales for the year ended December 31, 2011 were $626,684,917 compared to sales of $558,752,069 for the year ended December 31, 2010, an increase of $67,932,848, or 12%. The substantial increase in our sales was due to higher average sales price of our products. In 2011, we sold 588,976 metric tons of chemical products at an average price of $1,064 per metric ton, as compared to sales of 658,570 metric tons of chemical products at an average price of $848 per metric ton in 2010. This represents an increase of approximately 25.4% in average sales price and a decrease of approximately 10.6% in overall products sold.  The decrease in overall products sold was mainly due to the 25 day production suspension caused by the capacity expansion in the second quarter of 2011and the 19 day production suspension caused by the upgrade of the local power grid in the third quarter of 2011.

Our overall sales for the year ended December 31, 2011 included $92,771,589 of sales to related parties as compared to $111,860,732 for the year ended December 31, 2010. Pricing for sales to related parties adopts the same principles as that to non-related parties. For additional information on related party sales, please refer to Footnote 24 of the financial statements.

The breakdown of the 588,976 metric tons products produced is listed below.

Product	(Metric Tons)
BTX Light Aromatics	265,983
BTX Heavy Aromatics	97,923
LPG	49,842
MTBE and Others	72,719
Styrene	50,949
Propylene	51,560
Total Metric Tons Sold:	588,976

Cost of Sales: Cost of sales was $604,669,534 for the year ended December 31, 2011, or 96.5% of sales, compared to cost of sales of $490,923,433, or 87.9% of sales for the year ended December 31, 2010. Our cost of sales are primarily composed of the costs of direct raw materials (mainly heavy oil, benzene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead.  In 2011 our average cost of finished product was $1,027 per metric ton, as compared to an average cost of $745 per metric ton in 2010, an increase of 37.8%. In the second and third quarters of 2011, production was suspended for 44 days during which we still incurred estimated expenses of $2.2 million, including depreciation, labor and various other manufacturing overhead. Another reason for the higher percentage of cost of sales is the timing of our procurement of raw materials. In the third quarter of 2011, the price fluctuation of raw material was significant and we obtained a large portion of raw materials at a higher price. Our raw material price was $676 per metric ton, as compared to the average market price of $656 per metric ton. We estimate that the timing of our purchases in the third quarter of 2011 had an impact of approximately $2.5 million on the cost of sales for the year ended December 31, 2011.

Gross Profit: Gross profit for the year ended December 31, 2011was $22,015,383, compared to $67,828,636 for 2010.  Our gross margin has decreased from 12.1% for the year ended December 31, 2010 to 3.5% for the year ended December 31, 2011.  The main reason for the decrease in the gross margin is the increase in our raw material prices including the timing of procurement, and the manufacturing overhead incurred during the suspension of production. The Company uses fuel oil as raw material for production, which is a product of heavy crude oil. For crude oil, the average Brent oil price in the year ended December 31, 2011 was $107 per barrel, as compared to $94 in the same period of 2010, an increase of 14%. Additionally, the interruptions to production had a negative impact of approximately 0.4% on the gross margin for the year ended December 31, 2011.

Going forward, management believes that fluctuations in prices of raw materials will continue to have a major impact on our gross margins, although management continues to improve efficiencies in our manufacturing processes.

Operating Expenses: Operating expenses, including selling expenses, and general and administrative expenses, were $19,099,516, or 3 % of sales for the year ended December 31, 2011 as compared to $10,141,466, or 1.8% of sales for the fiscal year 2010, an increase of $8,958,050.  The increase was due to various public company expenses including share-based compensation, and various legal and consulting services. The share-based compensation for the year ended December 31, 2011 was $2.1 million, as compared to share-based compensation of $1.5 million for the year ended December 31, 2010. In the year ended December 31, 2011, we also incurred expenses of $5.8 million in connection with the Independent Investigation. Additionally, beginning in January 2011, certain individual loan guarantors, some of whom are related parties, were paid a monthly fee of approximately 0.1% of the outstanding loan balances as compensation for their guarantees, which resulted in expense of approximately $2.6million in 2011.  The remaining increase was mainly a result of various legal and consulting services associated with being a public company, as well as increased cost due to our growth and expansion.

Interest Expense: For the year ended December 31, 2011, interest expense was approximately $15,796,772 as compared to interest expense of approximately $9,945,389, or 58.8% for 2010. The increase in interest expense is mainly due to the increased interest cost associated with discounting of bank acceptance notes and higher interest rates, together with the increased bank borrowings.

Liquidated damages expense: For the year ended December 31, 2011, we accrued liquidated damages expense of $2,493,326. On April 1, 2011, trading of the Company’s common stock was suspended. In addition, management determined that, our Registration Statements were no longer effective since April 15, 2011 and the registrable securities in connection with Series A and B Private Placements were not be able to be sold pursuant to Rule 144 under the Securities Act during the period between April 2011 and November 1, 2011. Accordingly, in the year ended December 31, 2011, it became probable that the Company will be required to remit liquidated damages to investors. Estimated contingent liabilities of $2.5 million were accrued with a corresponding charge to earnings in the year ended December 31, 2011.

Net Income/loss: Net loss for the year ended December 31, 2011 was approximately $7,141,296, as compared to a net income of approximately $37,120,423 in 2010.  The loss was mainly due to the higher cost of sales and the increase in legal, consulting and Investigation expenses. We also believe that the Investigation contributed significantly to the loss in 2011, because it drew the attention of our management away from the daily operations. Nevertheless, it is difficult to quantify any impact beyond the direct costs incurred.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $3,235,395 for the year ended December 31, 2011. The balance sheet amounts with the exception of equity at December 31, 2010 were translated at RMB6.35324 to 1.00 U.S. dollar. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the year ended December 31, 2011 and 2010 were RMB6.45328 and RMB6.75950 to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Year Ended December 31 (in thousands)
	2011	2010
Net cash provided by (used in) operating activities	1,731	2,419
Net cash used in investing activities	(42,313)	(18,496)
Net cash provided by financing activities	16,934	30,652

Net cash provided by operating activities was $1,731,351 for the year ended December 31, 2011as compared to $2,419,080 for the same period in 2010.  The decrease in cash provided by operations was primarily due to the increased payment in  income tax , consumption tax and prepayment of tariff ,the amount is $10,746,276, $14,958,506 and $26,635,979,  respectively. For the year ended December 31, 2010, the net cash provided by operations was primarily caused by net income and the increase in accounts payable and increase in advances from customers.

Net cash used in investing activities was approximately $42,313,337 and $18,496,035 for the years ended December 31, 2011 and 2010, respectivley. Net cash used in investing activities was primarily focused on payments for the infrastructure construction and the expansion of our facility, including the SBS facility that was completed in September 2011.

Net cash provided by financing activities amounted to $16,934,305 for 2011 and $30,651,853 for 2010. Cash provided by financing activities in 2011 was primarily due to the increase in short-term bank loans, offset by cash used in the settlement of bills payable, the repayment of bank loans and the increase in pledged deposits at banks. Cash provided by financing activities in 2010 was primarily the net proceeds received from the April-May and September 2010 private financings, offset by cash used for deposits for letters of credit for the purchase of imported raw materials.

We have entered into loan agreements with our primary lenders, Bank of China, China Construction Bank, Agricultural Bank of China, etc. under which we have term loans. As of December 31, 2011, we had an aggregate principal amount of approximately $225,969,421 outstanding under the loan agreements, with maturity dates from January, 2012 to November 2012 and interest rates from 2.97% to 7.93% per annum. As of March 28, 2012, we had an aggregate principal amount of approximately $247,474,326 outstanding under the loan agreements, with maturity date through April 2013, and interest rates from 2.74% to 7.93% per annum. The loan agreements contain customary affirmative and negative covenants and were mainly guaranteed by third parties and individual persons or secured by a lien on our property and equipment. Beginning in January 2011, certain individual loan guarantors, some of whom are related parties, were paid a monthly fee of approximately 0.1% of the outstanding loan balances as compensation for their guarantees. Through December 31, 2010, no compensation was paid in respect of these guarantees. Historically, all debts due have been paid back by the Company in a timely manner. All short-term bank loans are revolving loans whose terms (at due date of payment) are generally extended by the lender. As of December 31, 2011, we were in compliance with the terms of our loan agreements. As such, management expects most unpaid loan balances will be extended at their due dates. Depending on our capital needs, the Company evaluates whether to apply for additional long-term bank loans when they are paid back. The Company currently has sufficient lines of credit with the banks for both short-term and long-term borrowings.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Keyuan Petrochemicals, Inc.

We have audited the accompanying consolidated balance sheets of Keyuan Petrochemicals, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keyuan Petrochemicals, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Unusually important events occurred in 2011.  These events, management’s evaluation, and their potential effects are described in Note 1(b) to the consolidated financial statements.

The Company has significant transactions and relationships with related parties and certain other parties which are described in Note 24 to the consolidated financial statements.  It is possible that the terms of these transactions may not be the same as those that would result from transactions among unrelated parties.

/s/ GHP HORWATH, P.C.

Denver, Colorado
April 12, 2012

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES
CONSOLIDATED BALANCE SHEETS

		As of December 31
	Note	2011	2010

ASSETS
Current assets:
Cash	2(d)	$7,325,017	$29,336,241
Pledged bank deposits	2(e)	156,318,066	98,053,146
Bills receivable	2(j)	1,574,000	9,194,513
Accounts receivable	12	2,226,288	-
Inventories	3	38,945,968	86,831,556
Prepayments to suppliers	4	15,781,294	14,071,219
Income tax receivable		-	-
Consumption tax refund receivable	5	55,809,560	39,144,688
Amounts due from related parties	24	39,350	5,332,193
Other current assets	6	45,978,428	28,608,833
Deferred income tax assets	20	37,348	469,914

Total current assets		324,035,319	311,042,303

Property, plant and equipment, net	7	190,867,621	129,781,304
Intangible assets, net	8	978,503	1,045,466
Land use rights	9	11,068,762	11,099,875
VAT recoverable	6	2,893,635	-

Total assets		$529,843,840	$452,968,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	10	$225,969,421	$135,768,634
Bills payable	2(j)	63,550,250	60,224,900
Current portion of long-term bank borrowings	11	15,740,000	17,445,500
Accounts payable		97,588,137	92,225,936
Advances from customers	12	7,821,623	10,479,217
Accrued expenses and other payables	13	30,287,946	18,205,110
Income taxes payable	21	186,326	10,699,778
Dividends payable		2,381,759	234,393
Amounts due to related parties	25	621,077	115,535

Total current liabilities		444,146,539	345,399,003
Long-term bank borrowings	11	-	15,170,000

Total liabilities		444,146,539	360,569,003

Series B convertible preferred stock: Par value: $0.001; Authorized: 8,000,000 shares 6% cumulative dividend, Issued and outstanding: 5,333,340 shares in 2011 and 5,400,010 in 2010, Liquidation preference of $20,000,000 in 2011 and 20,250,000 in 2010.	14	16,451,552	16,701,565
Commitments and contingencies	19	-	-
Stockholders’ equity:
Common stock:
Par value:$0.001; Authorized: 100,000,000 shares; Issued and outstanding: 57,646,160 shares in 2011 and 57,577,840 shares in 2010	15	57,646	57,578
Additional paid-in capital		49,198,278	47,012,061
Statutory reserve	18	3,744,304	3,075,356
Accumulated other comprehensive income		6,545,811	3,310,416
Retained earnings		9,699,710	22,242,969
Total stockholders’ equity		69,245,749	75,698,380
Total liabilities and stockholders' equity		$529,843,840	$452,968,948

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Year Ended
	Note	December 31, 2011	December 31, 2010

Sales
Third parties		$533,913,328	$446,891,336
Related parties	24	92,771,589	111,860,732

Total Sales		626,684,917	558,752,069

Cost of sales
Third parties		504,871,603	388,846,702
Related parties	24	99,797,931	102,076,731

Cost of sales		604,669,534	490,923,433

Gross profit		22,015,383	67,828,636

Selling expenses		1,240,709	623,652
General and administrative expenses		17,858,807	9,517,814

Total operating expenses		19,099,516	10,141,466

Income from operations		2,915,867	57,687,170

Other income (expense):
Interest income		4,320,393	556,159
Interest expense		(15,796,772)	(9,945,389)
Liquidated damages expense		(2,493,326)	-
Foreign exchange gain, net		3,661,599	2,711,984
Other income (expense), net		3,102,661	(396,797)

Total other expense, net		(7,205,445)	(7,074,043)

Loss(Income) before income taxes		(4,289,578)	50,613,127

Income tax expense	20	2,851,718	13,492,704

Net (loss)income attributable to Keyuan
Petrochemicals Inc. stockholders		(7,141,296)	37,120,423

Dividends to Series A convertible
Preferred stockholders	14	-	831,032

Dividends to Series B convertible
Preferred stockholders	14	1,205,014	306,247

Net (loss)income attributable to Keyuan
Petrochemicals Inc. common stockholders		$(8,346,310)	$35,983,144

(Loss)earnings per share:
Attributable to common stock:
- Basic	21	$(0.14)	$0.71
- Diluted	21	$(0.14)	$0.66

Weighted average number of shares of common stock
used in calculation
Basic	21	57,585,040	50,929,526
Diluted	21	57,585,040	56,057,994

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Series M convertible preferred stock		Common stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings (deficit)	Total stockholders’ equity	Comprehensive income (loss)
	Number of shares	$	Number of shares	$	$	$	$	$	$	$

Balance as of January 1, 2010	47,658	48	-	-	20,229,949	-	1,062,781	(10,664,819)	10,627,959

Effect of reverse recapitalization	-	-	5,696,800	5,697	(5,697)	-	-	-	-

Repurchase and cancellation of
Common Stock	-	-	(3,264,000)	(3,264)	(396,736)	-	-	-	(400,000)

Fixed dividends for series A
Convertible preferred stockholders	-	-	-	-	-	-	-	(831,032)	(831,032)

Fixed dividends for series B
Convertible preferred stockholders								(306,247)	(306,247)

Conversion of series A convertible
Preferred stock into common stock	-	-	6,738,336	6,738	21,011,405	-	-	-	21,018,143

Conversion of series M convertible
Preferred stock into common stock	(47,658)	(48)	47,658,000	47,658	(47,610)	-	-	-	-

Issuance of common stock on April 22.2010 and May 18, 2010
Net of issuance costs of $221,661	-	-	748,704	749	1,598,390	-	-	-	1,599,139

Issuance of series A and series B
Warrants, net of issuance costs of $45,584	-	-	-	-	345,126	-	-	-	345,126

Issuance of series C and series D
Warrants, net of issuance of costs of $170,739	-	-	-	-	1,713,326	-	-	-	1,713,326

Issuance of warrants to placement
Agent In connection with series A Private placement	-	-	-	-	349,683	-	-	-	349,683

Issuance of warrants to placement
Agent in connection with series B Private placement	-	-	-	-	534,341	-	-	-	534,341

Share-based compensation	-	-	-	-	1,459,884	-	-	-	1,459,884

Capital contribution from stockholders	-	-	-	-	220,000	-	-	-	220,000

Net income	-	-	-	-	-	-	-	37,120,423	37,120,423	37,120,423

Statutory Reserve	-	-	-	-	-	3,075,356	-	(3,075,356)	-

Other comprehensive income
Foreign currency translation gain	-	-	-	-	-	-	2,247,635	-	2,247,635	2,247,635

Balance as of December 31, 2010	-	-	57,577,840	57,578	47,012,061	3,075,356	3,310,416	22,242,969	75,698,380

Dividends declared for common Stockholders	-	-	-	-	-	-	-	(3,528,000)	(3,528,000)

Fixed dividends for series B
Convertible preferred stockholders	-	-	-	-	-	-	-	(1,205,014)	(1,205,014)

Exercise of series A warrants	-	-	1,150	1	4,863	-	-	-	4,863

Exercise of series B warrants	-	-	500	1	2,468	-	-	-	2.468

Series B conversion	-	-	66,670	66	249,947	-	-	-	250,013

Share-based compensation	-	-	-	-	1,928,939	-	-	-	1,928,940

Net loss	-	-	-	-	-	-	-	(7,141,296)	(7,141,296)	(7,141,296)

Statutory Reserve	-	-	-	-	-	668,948	-	(668,948)	-

Other comprehensive income -	-
Foreign currency translation gain	-	-	-	-	-	-	3,235,395	-	3,235,395	3,235,395

Balance as of December 31, 2011	-	-	57,646,160	57,646	49,198,278	3,744,304	6,545,811	(9,699,710)	69,245,749	(3,905,901)

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2011	December 31, 2010

Cash flows from operating activities:
Net (loss)income	$(7,141,296)	$37,120,423
Adjustments to reconcile net (loss)income to net cash
provided by (used in) operating activities:
Liquidated damages	2,493,326	-
Loss on disposal of property, plant and equipment	3,546	-
Depreciation	8,290,416	7,909,613
Amortization	104,598	99,859
Land use rights amortization	441,234	274,589
Deferred income tax expense	443,243	3,058,129
Share-based compensation expense	2,063,394	1,515,907
Changes in operating assets and liabilities:
Bills receivable	7,842,501	(8,562,744)
Accounts receivable	(2,191,777)	-
Inventories	50,355,316	(53,641,596)
Prepayments to suppliers	1,431,638	(11,295,931)
Consumption tax refund receivable	(14,958,506)	(38,174,457)
Other current assets	(18,500,179)	2,086,940
Accounts payable	4,198,683	58,179,877
Advances from customers	(3,121,937)	(6,357,494)
Income taxes payable	(10,746,276)	10,434,575
Accrued expenses and other payables	(19,276,573)	(228,610)

Net cash provided by operating activities	1,731,351	2,419,080

Cash flows from investing activities:
Purchase of land use rights	-	(5,789,302)
Purchase of property, plant and equipment,	(42,323,976)	(12,706,733)
Proceeds from disposal of property, plant and equipment	10,639	-

Net cash used in investing activities	(42,313,337)	(18,496,035)

Cash flows from financing activities:
Pledged bank deposits used for bank borrowings	(53,734,552)	(89,559,311)
Proceeds from short-term bank borrowings	258,412,312	176,683,746
Repayment of short-term bank borrowings	(170,771,129)	(127,866,341)
Proceeds from bank notes	114,399,220	77,816,440
Repayment of bank notes	(113,353,240)	(32,919,357)
Repayments of long-term bank borrowings	(17,820,400)	(13,610,480)
Short-term financing from related parties	13,303,054	30,839,377
Short-term financing to related parties	(13,188,178)	(30,949,048)
Short-term financing to/from Litong (Note24)	2,265,533	(961,610)
Proceeds from warrant exercises	7,332	220,000
Proceeds from Series A Private Placement, net	-	23,312,091
Proceeds from Series B Private Placement, net	-	18,949,232
Dividends paid	(2,585,647)	(902,886)

Net cash provided by financing activities	16,934,305	30,651,853

Effect of foreign currency exchange rate changes on cash	1,636,457	730,688

Net (decrease) increase in cash	(22,011,224)	15,305,586

Cash at beginning of year	29,336,241	14,030,655

Cash at end of year	$7,325,017	$29,336,241

Supplemental disclosure of cash flow information:
Income taxes paid	$13,154,751	$-
Interest paid, net of capitalized interest	15,796,772	9,945,389
Non-cash investing and financing activities:	-	-
Payable for purchase of property, plant and equipment (net of VAT)	21,307,495	45,374,656
Reclassification of input VAT from property, plant and equipment to
other current assets	-	13,006,984

See accompanying notes to the consolidated financial statements.

1        ORGANIZATION,NATURE OF BUSINESS AND RECENT EVENTS

(a)       Organization and Nature of business

Keyuan Petrochemicals, Inc. (the “Company”) was incorporated in the State of Texas on May 4, 2004 in the former name of Silver Pearl Enterprises, Inc. The Company, through its wholly-owned subsidiary, Keyuan International Group Limited (“Keyuan International”) and its indirect subsidiaries, Keyuan Group Limited(“Keyuan HK”),Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”) and Ningbo Keyuan Petrochemicals Co., Ltd.(Ningbo Keyuan Petrochemicals), (the Company and its subsidiaries are collectively referred herein below as “the Group”) are engaged in the manufacture and sale of petrochemical products in the People’s Republic of China (“PRC”).

On April 22, 2010, Silver Pearl Enterprises, Inc., a U.S. public shell company (now known as the Company) entered into a share exchange agreement (the “Exchange Agreement”) with Keyuan International, a privately held investment holding company organized on June 11, 2009 under the laws of the British Virgin Islands, Delight Reward Limited (“Delight Reward”), the sole stockholder of Keyuan International and Denise D. Smith (“Smith”), the Company’s former principal stockholder. Pursuant to the terms of the Exchange Agreement, Delight Reward transferred to the Company all of its shares of Keyuan International in exchange for 47,658 shares of the Company’s Series M convertible preferred stock (the “Share Exchange”). On an “as-converted” basis, the Series M convertible preferred stock presented approximately 95% of the Company’s outstanding common stock. The Series M convertible preferred stock voted with the common stock on an “as converted basis” and was converted into 47,658,000 shares of the Company’s common stock on December 28, 2010. As a result of the Share Exchange, Keyuan International became a wholly-owned subsidiary of the Company and Delight Reward became the controlling stockholder of the Company. On April 22, 2010, the Company repurchased and cancelled 3,264,000 shares of common stock from Smith for cash consideration of $400,000. The consideration paid in excess of par value of the repurchased shares amounting to $396,736 was recorded as additional paid-in capital in the consolidated statement of stockholders’ equity and comprehensive income (loss). After giving effect to the repurchase and conversion of the Series M Preferred Stock, the former stockholders of Keyuan International currently held 95.2% of the Company’s common stock.

The Share Exchange has been accounted for as a reverse acquisition and recapitalization whereby Keyuan International is deemed to be the accounting acquirer (and the legal acquiree). Accordingly, Keyuan International’s historical financial statements for the periods prior to the reverse acquisition became those of the Company retroactively restated for, and giving effect to, the number of shares received in the Share Exchange. The assets and liabilities, and revenues and expenses of the Company are included in the accompanying financial statements effective from April 22, 2010. The total net liabilities assumed by Keyuan International as of the date of the Share Exchange were not significant. The Company is deemed to be a continuation of the business of Keyuan International.

On May 12, 2010, the Company formed a business combination-related shell company under the laws of the State of Nevada called Keyuan Petrochemicals, Inc. and on the same day, acquired 100% of the entity’s stock for cash. As such, the entity became the Company’s wholly-owned subsidiary (the “Merger Subsidiary”).

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

 Keyuan HK was established in Hong Kong in 2009, and is a holding company with no significant assets or operations. Ningbo Keyuan was established in April 2007 as a wholly foreign-owned enterprise in Ningbo, PRC.

On November 16, 2009 Keyuan HK acquired 100% of Ningbo Keyuan. At the time of the acquisition, Keyuan HK and Ningbo Keyuan were controlled by Mr. Tao Chunfeng, the Company’s Chief Executive Officer. Accordingly, the acquisition was accounted for as a common control transaction in a manner similar to a pooling of interests.

On August 8, 2010, Keyuan HK established Ningbo Keyuan Petrochemicals, a wholly-owned subsidiary in the PRC.

(b)  Other Events

In 2011, Company’s former auditor, KPMG, LLP (“KPMG”), brought certain issues to the Company’s Audit Committee’s attention through a March 28, 2011 memorandum and an April 18, 2011 letter (collectively, the “KPMG Memoranda”). KPMG requested that the Company’s Audit Committee conduct an independent investigation (the “Independent Investigation”) into those issues. On March31, 2011, the Audit Committee elected to commence such Independent Investigation and engaged the services of independent counsel, Pillsbury Winthrop Shaw Pittman LLP (“Pillsbury”), which in turn engaged the services of Deloitte Financial Advisory Services LLP (“Deloitte”), as independent forensic accountants, and King & Wood, as Audit Committee counsel in the PRC. Pillsbury, Deloitte and King & Wood are collectively referred to herein as the “Investigation Team”. On September 28, 2011, the Independent Investigation was completed. The Independent Investigation identified possible violations of PRC laws and U.S. Securities laws, including the maintenance of an off-balance sheet cash account that was used primarily to pay service providers and other Company-related expenses. Total activity in the off-balance sheet cash account amounted to approximately$800,000 through December 31, 2010, with a net income statement effect of approximately $12,000, and $400,000 for the period from January 1, 2011 to March 31, 2011, with a net income statement effect of approximately $192,000, at which time the Company ceased its use. The Independent Investigation identified certain other issues that could result in potential violations of PRC or U.S. laws. The Company continues to work with its legal counsel to evaluate the matters identified in the investigation and to determine the extent to which the Company may be exposed to fines and penalties. The Company has preliminarily concluded that the extent to which it may be exposed to fines and penalties in the PRC is limited, and to date, has not received any PRC governmental or regulatory communication or inquiry related to these matters. However, management is currently unable to determine the final outcome of these matters and their possible effects on the consolidated financial statements.

On October 7, 2011, trading of the Company’s common stock was delisted by NASDAQ, and is currently quoted on the Over-the-Counter Bulletin Board (symbol: KEYP).

The Company’s management believes that the Company’s cash, working capital, and access to cash through its bank loans provide adequate capital resources to fund its operations and working capital needs through at least the end of 2012.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of consolidation and basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the financial statements of the Group.

All significant intercompany transactions and balances are eliminated on consolidation.

(b) Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities;  disclosures of contingent assets and liabilities at the date of the consolidated financial statements; and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment; the fair value determination of financial and equity instruments; the realizability of inventories; and the recoverability of property, plant and equipment. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable.

(c) Foreign currency transactions and translation

The functional currency of the Company, Keyuan International and Keyuan HK is the U.S. dollar. The functional currency of Ningbo Keyuan and Ningbo Keyuan Petrochemicals, the PRC operation subsidiaries, is the Renminbi (“RMB”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency using the applicable exchange rates at each balance sheet date, and non-monetary items are translated at historical rates. The resulting exchange differences on these transactions are recorded in foreign exchange gain (loss), net in the consolidated statements of operations.

The Group’s reporting currency is the U.S. dollar. Assets and liabilities of the PRC operating subsidiaries are translated into the U.S. dollar using the exchange rates at each balance sheet date. Revenue and expenses of the PRC operating subsidiaries are translated at average rates prevailing during the reporting period. Shareholders’ equity is translated at historical rates. Adjustments resulting from translating the financial statements of the PRC operating subsidiaries into the U.S. dollar are recorded as a separate component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income (loss).

(d) Cash

Cash consists of cash on hand and cash at banks. As of December 31, 2011 and 2010, cash of $7,101,505 and $26,857,729, respectively, was held in major financial institutions located in the PRC. Management performs periodic evaluations of the relative credit standings of those financial institutions, and believes that these major financial institutions have high credit ratings.

(e) Pledged bank deposits

Pledged bank deposits represent amounts held by financial institutions, which are not available for the Group’s use, as security for issuances of bills payable to the Group’s suppliers, or as security for short-term bank borrowings. Upon maturity of the bills, which generally occurs within three to six months after the issuance of the bills, or upon the repayments of short-term bank borrowings, the deposits are released by the financial institutions and become available for use by the Group.  Pledged bank deposits related to the purchase of inventories are reported within cash flows from operating activities, and pledged bank deposits related to short-term bank borrowings are reported within cash flows from financing activities in the consolidated statements of cash flows.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. The Group did not record any provision for slow-moving and obsolete inventory as of December 31, 2011 and 2010.

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

(j)    Bills receivable and Bills payable

The Group utilizes banker’s acceptances in the form of bills receivable and bills payable.For certain major customers, the Group accepts their payment for the Group’s products by bills receivable. Bills receivable represent short-term notes receivable issued either by the customer or by the customer and an accepting bank that entitles the Group to receive the full face amount from the customer or the accepting bank at maturity, which is generally six months from the date of issuance. Bills receivable are typically sold at a discount prior to maturity, and the discount is included in interest expense. Historically, the Group has experienced no losses on bills receivable.

In connection with the Company’s financing transactions, the Group may also obtain bills receivable in exchange for cash or payables.  These bills, which are sold at a discount prior to maturity, include provisions whereby the Group agrees to reimburse the accepting bank in the event that the related party counterparty fails to honor its liability to the accepting bank.  At December 31, 2011 and 2010, discounted bills receivable subject to reimbursement amounted to approximately $1.6  million and $9.2 million, respectively.  Historically, the Group has not suffered any losses under these reimbursement agreements.

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

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)  Revenue recognition

The Group derives its revenue primarily from the sale of petrochemical products. In accordance with the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, codified in FASB ASC Topic 480, revenue is recognized only when it is realized or realizable and earned. Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. The Group recognizes revenue when the products are delivered and the customer takes ownership and assumes risks of losses, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Written sales agreements, which specify price, product, and quantity, are generally used as evidence of an arrangement. Customer acceptance is generally evidenced by a carrier signed shipment notification form.

In the PRC, value added tax (“VAT”) of 17% on invoiced amounts is collected on behalf of tax authorities. Revenue is recorded net of VAT.  VAT paid for purchases, net of VAT collected from customers, is recorded in “other current assets” in the consolidated balance sheets as of December 31, 2011 and 2010.

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

Contributions to the defined contribution plans are charged to the consolidated statements of operations when the related service is provided. For the years ended December 31, 2011 and 2010, contributions to the defined contribution plans were$391,990and$284,752, respectively.

The Group has no other obligation for the payment of employee benefits associated with these plans beyond the contributions described above.

(n) Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in incomein the period that includes the enactment date. A valuation allowance is provided to reduce the carrying amount of deferred income tax assets if it is considered more likely than not that some portion, or all, of the deferred income tax assets will not be realized.

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

(p) Earnings (Loss) per share

Basic earnings(loss) per share is computed by dividing net income(loss) attributable to the Company’s common stockholders by the weighted average number of common stock outstanding during the year.

Diluted earnings(loss) per share is calculated by dividing net income(loss) attributable to the Company’s stockholders as adjusted for the effect of dilutive common stock equivalents, if any, by the weighted average number of common stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents consist of the common stock issuable upon the conversion of the Group’s Series B convertible preferred stock (using the if–converted method) and common stock issuable upon the exercise of outstanding stock options and stock purchase warrants (using the treasury stock method). Potential dilutive securities are not included in the calculation of dilutive earnings (loss) per share if the effect is anti-dilutive. A total of 7,886,586 and 4,066,804warrants and options were excluded from diluted earnings per share for the years ended December 31, 2011 and 2010, respectively, as their effect was anti-dilutive.

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

(r) Contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business. An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

(s) Recent accounting pronouncements

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards ("IFRS"). This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. A retrospective presentation for all comparative periods presented is required. The Company is currently evaluating the impact of adopting this guidance.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011 although early adoption is permitted. In December 2011, the FASB issued ASU 2011-12 "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. The adoption of the revised guidance on January 1, 2012 is not expected to have a material impact on the Company’s  consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. The adoption of this guidance on January 1, 2012 is not expected to have a material impact on the Company's consolidated financial statements.

3        INVENTORIES

Inventories consist of the following:

	As of December 31,
	2011	2010
Raw materials	$26,226,388	$53,160,604
Finished goods	10,891,825	30,024,896
Work-in-process	1,827,755	3,646,056

Total	$38,945,968	$86,831,556

4        PREPAYMENTS TO SUPPLIERS

As of December 31, 2011 and 2010, prepayments to suppliers are made in connection with the purchase of raw materials and the construction of the Group’s facilities. Prepayments to suppliers are reclassified to inventories or construction-in-progress when the Group applies the prepayments to related purchases of materials after the related invoices are received.

5       CONSUMPTION TAX REFUND RECEIVABLE

In August 2010, the PRC government enacted a regulation, as amended, that provides that, for the period from January 1, 2010 to September 30, 2012, domestically purchased heavy oil to be used for producing ethylene and aromatics products is exempted from a consumption tax. In addition, the consumption tax paid for imported heavy oil is to be refunded if it was used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for  the production of ethylene and aromatics products, the Group recognizes a consumption tax refund receivable when the consumption tax has been paid and the relevant heavy oils have been used for production. As of  December 31, 2011 and 2010, the Group recorded an estimated consumption tax refund amounting to $55,809,560and $39,144,688, respectively.

Refunds of 2010 consumption tax receivable of $39,144,688 have been received in full. Claims for consumption tax of $55,809,560 for the year ended December 31, 2011 are in process and are expected to be approved and refunded in May 2012.

6    OTHER CURRRENT ASSETS

Other current assets consist of the following:

As of December 31,
2011	2010
VAT recoverable	$9,991,877	$21,953,590
Receivable from Ningbo Litong (Note 24)	2,740,970	2,217,854
Customs deposits for imported inventories	29,102,193	1,972,682
Other	4,143,388	2,464,707

	$45,978,428	$28,608,833

Prior to January 1,2009, VAT paid (input VAT) on the purchase of property, plant and equipment was not deductible and was included in the cost of the assets. In 2009, management estimated the deductible input VAT using vendor contracts, engineering and other estimates, as well as historical experience. In 2010, as more experience was gained, management revised their estimate of deductible input VAT and reclassified approximately $13 million from property, plant and equipment to VAT recoverable. These amounts were submitted on the Company’s VAT returns which have been approved by the PRC VAT authorities, approximately $2.9 million was included in non-current assets as of December 31, 2011.

Customs deposits for imported inventories represent amounts paid to the local customs office in connection with the import of raw materials inventories. Upon approval by the customs authorities, these amounts become refundable by the local tax authority and are reclassified as consumption tax refund receivable (Note 5).Through March 31, 2012, deposits of $29,102,193 have been approved for refund, which refund is expected to be received in May 2012.

7        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

As of December 31,
2011	2010
Buildings	$3,888,234	$3,733,116
Machinery and equipment	175,736,470	130,513,767
Vehicles	663,985	560,440
Office equipment and furniture	134,929	130,043
Construction-in-progress	27,449,846	3,117,935

	207,873,464	138,055,301
Less: Accumulated depreciation	(17,005,843)	(8,273,997)

	$190,867,621	$129,781,304

Depreciation expense on property, plant and equipment is allocated to the following items:

As of December 31,
2011	2010
Cost of sales	$8,141,839	$7,788,486
Selling, general and administrative expenses	165,229	121,127

	$8,307,068	$7,909,613

For the years ended December 31, 2011 and 2010, interest capitalized amounted to $1,246,179 and nil, respectively.

8        INTANGIBLE ASSETS

Intangible assets consist of the following:

Amortization	As of December 31,
Period	2011	2010
	Years

Licensing agreements	10-20	$1,495,300	$1,441,150
Less: Accumulated amortization		(516,797)	(395,684)

		$978,503	$1,045,466

Licensing agreements consist of technology utilization rights for petrochemical production. For the years ended December 31, 2011 and 2010, amortization expense for intangible assets amounted to $104,598and $99,859, respectively. Amortization expense for each of the next five years is estimated to be approximately $100,000.

9         LAND USE RIGHTS

Land use rights consist of the following:

As of December 31,
2011	2010
Land use rights	$12,182,100	$11,740,943
Less: Accumulated amortization	(1,113,338)	(641,068)

	$11,068,762	$11,099,875

For the years ended December 31, 2011 and 2010, amortization expense related to land use rights was$441,234and $274,589, respectively.

10        SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

As of December 31,
2011	2010

Bank borrowings-secured/guaranteed	$225,969,421	$135,768,634

Short−term bank borrowings outstanding as of December 31, 2011 carry a weighted average interest rate of 5.45% (2010:5.15%) for bank loans in RMB; and a weighted average interest rate of 3.78% (2010: 3.44%) for bank loans in USD, and have maturity terms ranging from one to twelve months and interest rates ranging from 2.97% to 7.93% (2010: 2.97% to 5.56%).

Approximately $17,000,000 included in short term bank borrowings at December 31, 2011is payable to Shanghai Pudong Development Bank, and is secured by a one-year fixed term deposit with a carrying amount of $18,494,500.In addition, $45,577,366 payable to Bank of China is secured by Ningbo Keyuan’s one-year fixed term deposit and pledged deposits with carrying amounts of $46,533,893 as of December 31, 2011; $11,000,000 payable to China CITIC Bank is secured by Ningbo Keyuan's one-year fixed term deposit with a carrying amount of$11,411,500 as of December 31,2011.Among the rest of the Group's short-term borrowings, $152,392,055 is guaranteed by related party and third-party entities and individuals, including $18,888,000 which is guaranteed by the Group’s Chief Executive Officer, and $25,420,808 that is secured by the Group’s land, buildings and equipment with a carrying amount of $91,582,011 as of December 31, 2011.

11         LONG-TERM BANK BORROWINGS

Long-term bank borrowings consist of the following:

As of December 31,
2011	2010
Loan from China Construction Bank	$15,740,000	$15,170,000
Loan from Industrial and Commercial Bank of China	-	4,551,000
Loan from Bank of China	-	12,894,500
	15,740,000	32,615,500
Less: current portion	(15,740,000)	(17,445,500)

	$-	$15,170,000

As of December 31, 2011 and 2010, all of the Group’s long-term bank loans are guaranteed by related-party entities and Mr.Tao (Note 24), bear interest from 7.29% to 7.74% (2010:5.4% to 7.56%)and are due on various dates from December 2011 to December 2012. Bank loans of approximately RMB115,000,000 ($17,820,400)  and RMB 92,000,000($13,610,480) were repaid in 2011 and 2010, respectively.

12        ADVANCES FROM CUSTOMERS

Generally, the Group requires a prepayment of 100% of the sales contract price from its customers shortly before products are shipped. Such prepayment is recorded as “advances from customers” in the Group’s consolidated balance sheet, until the products are delivered and the customer takes ownership and assumes the risk of loss. With the approval of the Company’s general manager, the Company occasionally extends credit to its long-term customers with a good credit rating. As of December 31,2011,the balance of accounts receivable was  $2,226,288 which was received on January 6,2012.

13        ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of:

As of December 31,
2011	2010

Purchase of property, plant and equipment	$24,590,217	$17,217,958
Accrued payroll and welfare	1,061,508	690,831
Liquidated damages	2,493,326	-
Other accruals and payables	2,142,895	296,321

	$30,287,946	$18,205,110

14        STOCKHOLDERS’ EQUITY AND RELATED FINANCING AGREEMENTS

In April and May 2010, the Company completed a private placement offering (the “Series A Private Placement”), pursuant to a security purchase agreement with a group of unrelated investors (collectively, the “Series A Investors”). Under the Series A Private Placement, the Company sold 661,562 security units at $35 per unit on April 22, 2010 and 87,142 security units at $35per unit on May 18, 2010, respectively. Each security unit issued in the Series A Private Placement consisted of, (a) nine shares of Series A convertible preferred stock, with a par value of $0.001 per share (the “Series A convertible preferred stock”) which is convertible into the same number of shares of the Company’s common stock, (b) one share of the Company’s common stock, with a par value of $0.001 per share (c) a warrant to purchase one share of the Company’s Common Stock at an exercise price of $4.50 for a three-year period (the “Series A Warrant”), and (d) a warrant to purchase one share of the per share’s common stock at an exercise price of $5.25 per share for a three-year period (the “Series B Warrant”).

On September, 28, 2010, the Company completed a private placement offering (the “Series B Private Placement”), pursuant to a security purchase agreement with a group of unrelated investors (collectively, the “Series B Investors”) and sold 540,001 security units, at a price of $37.50 per unit. Each security unit issued in the Series B Private Placement consisted of (a) ten shares of Series B convertible preferred stock, with a par value of $0.001 per share (the “Series B convertible preferred stock”) which is convertible into the same number of shares of the Company’s common stock, (b) a warrant to purchase up to 1.5 shares of the Company’s common stock, at an exercise price of $4.50 per share for a three-year period (the “Series C Warrant”), and (c) a warrant to purchase up to 1.5 shares of the Company’s common stock at an exercise price of $5.25 per share for a three-year period(the “Series D Warrant”).

Because the convertible preferred stock and warrants are transferable separately and there are no terms requiring the surrender of convertible preferred stock when the warrants are exercised, the Series A, Series B, Series C and Series D Warrants are considered to be detachable from the Series A and Series B convertible preferred stock.

The Company received total gross proceeds of $26,204,639 and $20,250,000 from the Series A and Series B Private Placements, before issuance costs of $3,242,231 and $1,835,109, respectively. The net proceeds were allocated to the Series A and Series B convertible preferred stock, common stock issued in the Series A and Series B Private Placement, Series A, Series B, Series C and Series D Warrants on a relative fair value basis.

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

The estimated fair values on April 22, 2010, May 18, 2010, and on September 28, 2010 were determined using a comprehensive model that evaluated each element of the security. This evaluation included consideration of conversion terms, analysis of other public companies with financial characteristics estimated to be similar to the Company’s, and the Black-Scholes option pricing model. A discount was applied in the valuation of each element reflecting the lack of marketability and other restrictions.

Key assumptions used are as follows:

	Series A Private Placement		Series B Private Placement:
	April 23,	May 18,	September 28,
	2010	2010	2010
Expected volatility	45.82%	45.15%	86.22%
Expected dividends yield	0%	0%	0%
Time to maturity	3 years	3 years	3 years
Weighted average risk-free interest rate	1.03%	0.75%	0.68%
Fair value of the common stock	$2.38	$2.79	$3.40

Concurrent with the Series A and Series B Private Placements, the Company issued to a placement agent warrants to purchase718,755 of shares of the Company’s Common Stock for the Series A Private Placement and warrants to purchase 561,601 of shares of the Company’s Common Stock for the Series B Private Placement. The warrants issued to the placement agent in the Series A Private Placement consisted of warrants to purchase 598,963, 59,986 and 59,896 shares of common stock at an exercise price of $3.50, $4.50 and $5.25 per share, respectively. The warrants issued to the placement agent in the Series B Private Placement consisted of warrants to purchase 432,001 and 64,800 shares of common stock at an exercise price of $3.75, $4.50 and $5.25 per share, respectively. The estimated fair values of these placement agent warrants on the completion dates of the respective private placements was $349,683 for Series A Private Placement and $534,341 for Series B Private Placement; and are included in the above issuance costs.

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

Therefore, in accordance with ASC 470-20, management compared the effective conversion prices of the Series A and Series B convertible preferred stocks and the estimated fair values of the Company’s common stock as of April 22, 2010, May 18, 2010 and September 28, 2010 as follows:

	Effective initial conversion price of		Fair value Intrinsic value per each share of the
	Series A Convertible preferred stock	Series B of the convertible preferred stock	Series A common stock	or Series B preferred stocks

April 22, 2010	$3.57	$-	$2.38	$0
May 18, 2010	$3.49	$-	$2.79	$0
September 28, 2010	$-	$3.40	$3.40	$0

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

Fixed dividends are accrued and cumulative for one year from the date of the initial issuance of the Series A and Series B convertible preferred stocks, and are payable on a quarterly basis. Annual dividends are determined as 6% of $3.50 for each share of the Series A convertible preferred stock, and 6% of $3.75 for each share of the Series B convertible preferred stock. Total dividends for the Series A convertible stockholders for the year ended December 31, 2010 was $831,032.There were no dividends on the Series A convertible preferred stock in 2011. Total dividends for the Series B convertible preferred stockholders for the years ended December 31, 2011 and 2010 were $1,205,014 and $306,247, respectively.

Registration rights agreement

In connection with the Series A Private Placement, the Company entered into a registration rights agreement  with the Series A Investors, in which the Company agreed to file a registration statement  with the SEC to register for resale the common stock issued, the common stock issuable upon conversion of the Series A convertible preferred stock, and the common stock underlying the Series A and Series B Warrants and the placement agent warrants, within 30 calendar days of April 22, 2010 and to have this registration statement declared effective within 150 calendar days of April 22, 2010 or within 180 calendar days of April 22, 2010 in the event of a full review of the registration statement by the SEC. If the Company doesn’t comply with the foregoing obligations under the registration rights agreement, the Company will be required to pay liquidated damages in cash to each investor, at the rate of 1% of the applicable subscription amount for each 30 day period in which the Company is not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act. At December 31, 2010, all of the Series A convertible preferred stock has been converted into the Company’s common stock. The Company did not incur any liquidated damages in connection with Series A Private Placement in 2010.

In connection with the Series B private placement, the Company entered into a registration rights agreement  with the Series B Investors, in which the Company agreed to file a registration statement with the SEC to register for resale the common stock issuable upon the conversion of the Series B convertible preferred stock, common stock underlying the Series C and Series D Warrants, and common stock underlying the placement agent warrants, within 30 calendar days following the later of (i) the closing date of the offering or (ii) the effective date of the prior registration statement for resale the common stock issued in the Series A Private Placement and common stock issuable upon the conversion of the Series A preferred stock, Series A and Series B Warrants, and placement agent warrants issued in the Series A Private Placement (the “Prior Registration Statement”), and to have the registration statement declared effective within 150 calendar days ( or 180 calendar days of the Closing Date in the event of a full review of the registration statement by the SEC)  following the later to occur of (i) the closing date of the Series B Private Placement or (ii) the effective date of the Prior Registration Statement.  If the Company does not comply with the foregoing obligations under the registration rights agreement, the Company will be required to pay cash liquidated damages to each Series B Investor, at the rate of 1% of the applicable subscription amount for each 30 day period in which the Company is not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act. The Company did not incur any liquidated damages in connection with the Series B Private Placement in 2010.

Pursuant to the registration rights agreements in the Series A and Series B Private Placements, liquidated damages are also payable in the event that the registration statement is not maintained continuously effective for approximately 180 days, or if trading of the Company’s common stock is suspended or if the Company’s common stock is delisted from the principal exchange on which it is traded (NASDAQ)for more than three days.

As the required Registration Statements were declared effective in the specified time frame, management determined that a liability for liquidated damages had not been incurred as of December 31, 2010.  On April 1, 2011, trading of the Company’s common stock was suspended and on October 7, 2011 was delisted by NASDAQ. Management determined that the registration statements were no longer effective commencing on April 7, 2011 and registerable securities in connection with the Series A and B private placements were not able to be sold pursuant to Rule 144 under the Securities Act until November 1, 2011.   Accordingly, in the year ended December 31, 2011, an estimated contingent liability for $2,493,326 was accrued with a corresponding charge to earnings, as per the guidance in ASC 825-20, “Registration Payment Arrangements”.

Escrow shares agreement

In connection with the Series A and Series B Private Placements, the Company entered into two escrow share agreements with the representatives of the Series A Investors and the Series B Investors, Delight Reward, and Anslow&Jaclin, LLP (the “Escrow Agent) (the “Escrow Agreements”), pursuant to which 5,000 shares and 3,400 shares of the Company’s Series M convertible preferred stock held by Delight Reward (the “Escrow Shares”) were delivered to the Escrow Agent, respectively. On December 28, 2010, the Series M convertible preferred shares in the escrow share agreements converted into 5,000,000 shares and 3,400,000 shares of the Company’s common stock (the “Escrow Shares”).

The Escrow Shares were to be released back to Delight Reward upon the Company’s achievement of no less than 95% of a net income target, as defined, of $33 million for the year ended December 31, 2010 (the “Performance Threshold”). If the Company achieved less than 95% of the Performance Threshold, the Series A and Series B Investors were to receive in the aggregate, on a pro rata basis, 500,000 shares of the Company’s common stock for each full percentage point by which the Performance Threshold was not achieved, up to the total number of the Escrow Shares. Pursuant to the Escrow Agreements, for purposes of determining whether or not the net income was met, certain items, such as any accounting charges for issuing warrants, were not deemed to be an expense or charge, even though U.S. GAAP may require contrary treatment, and the annual report for the respective fiscal years filed with the SEC by the Company reported otherwise. No other exclusions were to be made for any non-recurring expenses of the Company, as defined in the Escrow Agreements, in determining whether the Performance Threshold has been achieved.

Management determined that entering into the Escrow Agreements was an inducement made to facilitate the Series A and Series B Private Placements, and is not part of a compensatory arrangement to management. The Escrow Shares were to be released or cancelled without regard to the continued employment of any management of the Group.

The Performance Threshold was achieved and the Escrow Shares are expected to be released from escrow in the second quarter of 2012.

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

In October2010, all of the Series A convertible preferred stock was converted into 6,738,336 shares of the Company’s common stock.

On December 28, 2010, all of the Series M convertible preferred stock was converted into 47,658,000 shares of the Company’s common stock upon the Company’s stockholders approval of an increase in the authorized common stock to100,000,000 shares.

On January 17, 2011, the Company’s Board of Directors approved the distribution of an annual cash dividend of $0.36 per share for 2010 to be paid quarterly to its common stock stockholders at the assigned dates of record. In January 2011, certain stockholders of the Company announced the waiver of their rights to receive such cash dividends. In addition, Dragon State International Limited, the primary Series B convertible stockholder agreed to waive their rights to receive cash dividend for 2010 should they choose to convert their preferred stock before the record date. The estimated dividends to be distributed and the dividends waived are approximately $3.5 million and $17.2 million, respectively. Approximately $ 1,205,014 was distributed to common stockholders as dividends during the year ended December 31, 2011. In October 2011, the Company’s Board of Directors suspended the payment of quarterly cash dividends on the Company’s common stock while it pursues strategic alternatives including, but not limited to, taking the Company private, a merger or other transaction.

During the year ended December 31, 2011, 66,670 shares of the Series B convertible preferred stock were converted into 66,670 shares of the Company’s common stock. In addition, 1,150Series A warrants and 500 Series B warrants were exercised, and the Company issued 1,150 shares and 500 shares of the Company’s common stock, receiving proceeds of $4,863 and $2,468,respectively.

16        COMMON STOCK PURCHASE WARRANTS

In connection with the Series A and Series B Private Placements, the Company issued the following warrants to purchase the Company’s common stock to the Series A and Series B investors and a placement agent:

	Issuance dates	Maximum number Of shares of common stock	Exercise prices
Series A Warrants	April 22 and May 18, 2010	748,704	$4.50
Series B Warrants	April 22 and May 18, 2010	748,704	$5.25
Series C Warrants	September 28, 2010	810,001	$4.50
Series D Warrants	September 28, 2010	810,001	$5.25
Placement agent warrants
-Series A Private Placement	April 22 and May 18, 2010	718,755	$3.50~$5.25
-Series B Private Placement	September 28, 2010	561,601	$3.75~$5.25

Each of the above warrants entitles the holder to purchase shares of the Company’s common stock at any time after their respective issuance dates and shall expire after three years from their respective issuance dates. The Series A and Series B Warrants are callable at $0.01, at the Company’s election, if the Volume Weighted Average Price(“VWAP”) of the Company’s common stock equals or exceeds $9.00 and $10.50 for 15 consecutive trading days, with the average daily trading volume of no less than 75,000 shares. The Series C and Series D Warrants and the placement agent warrants are not callable.

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

On June 30, 2010, the Company granted a total of 3,000,000 stock options to certain senior management employees with a contractual term of 5 years. The exercise price of these stock options is $4.20 per share and the grant-date fair value of these stock options amounted to $3,347,298. A total of 2,810,000 stocks options vest over three years as follows:30% shall vest and become exercisable one year after the grant date, 40% shall vest and become exercisable two years after the grant date, and 30% shall vest and become exercisable three years after the grant date. For the remaining 190,000 stock options: 40% shall vest and become exercisable one year after the grant date and 60% shall vest and become exercisable two years after the grant date.

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

On December 29, 2010, 600,000 stock options granted to certain employees on August 4, 2010, were cancelled. As compensation for such cancellation, the Company committed to pay these employees incremental cash payments during the period through August 2013. The fair value of the committed cash payment on December 29, 2010 was approximately $400,000 and no incremental compensation cost resulted from the cancellation of these stock options. Included in accrued expenses and other payables is approximately $190,000and $56,000 representing the liability related to the committed cash payment as of December 31, 2011 and 2010, respectively.

There were no share options granted during the year ended December 31, 2011. A summary of the share options granted and the activity during the year ended December 31, 2010 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance as of
January 1,2010	-	$-
Granted on June 30,2010	3,000,000	4.2
Granted on July 1,2010	80,000	4.2
Granted on August 4,2010	700,000	4.5
Cancelled	(600,000)	4.5
Forfeited	(150,000)	4.2

Balance as of
December 31, 2010	3,030,000	$4.21	3.5 years	$0
Exercisable as of December 31, 2010	-	-	-	-

The following table presents information relating to non-vested stock options as of December 31, 2011

	Options	Weighted average grant-date fair value	Weighted average remaining contractual term
Nonvested at January 1, 2011	3,030,000	$3,629,899
Granted	-	-
Vested	(989,000)	(1,103,493)
Forfeited	(586,000)	(653,839)
Nonvested at December 31, 2011	1,455,000	$1,872,5687	2.5 years

The total fair value of stock options that vested during the year ended December 31, 2011 was $1,103,493.

The grant-date fair value of the stock options granted in 2010was estimated using the Black-Scholes option pricing model, based on the assumptions in the following table.

	Options granted on June 30, 2010	Options granted on July 1, 2010	Options granted on August 4, 2010

Expected volatility	47%	47%	47%
Expected dividend yield	0%	0%	0%
Weighted average risk-free interest rate	1.79%	1.80%	1.62%
Weighted average expected life (in years)	5.0	5.0	5.0
Estimated fair value of underlying
common stock	$3.21	$3.25	$4.50

Because the Company’s common stock had limited trading history at the time the options were issued, the expected volatility was based on the historical volatilities of comparable publicly traded companies engaged in a similar industry. The risk free interest rate is based on the US Treasury Bill rate for the expected term of the options and the expected dividend yield is based on the Company’s current dividend yield. The Company uses historical data to estimate employee termination within the valuation model. The expected life of options granted represents the period of time that options granted are expected to be outstanding. For the year ended December 31, 2011 and 2010, share-based compensation expenses related to employee stock options charged to general and administrative expenses in the consolidated statements of operations were $1,627,802 and $777,102, respectively.

As of December 31, 2011, unrecognized compensation costs related to employee stock options was approximately $2,372,504. These costs are expected to be recognized on a straight-line basis, over the remaining weighted average service period of 1.44years.

(b)   Non-employee stock option grants

On April 19, 2010, the Group issued 88,000 shares of common stock to Hayden Communications International, for the investor related services they will provide for a 12 months period. All the shares vested immediately after the signature of the agreement.  The related expenses were $62,545 and $146,895 for the year ended December 31, 2011 and 2010, respectively.

On April 19, 2010,the Group issued 48,000 shares of common stock to Chesapeake Group, Inc, for the investor related services they will provide in a period of 12 months. The related expenses were $12,990 and $139,290 for the year ended December 31, 2011 and 2010, respectively.

On April 19, 2010,the Group issued 50,000 shares of common stock to Hampton Growth Resources, LLC, for the investor related services they will provide for a 12 months period. The related expenses were $54,500 and $144,875 for the year ended December 31, 2011 and 2010, respectively.

On July 1, 2010, the Group granted 40,000 stock options to an external HR consultant with a contractual term of 5 years in exchange for its services completed prior to the grant date. The exercise price of these stock options is $4.20 per share and the grant-date fair value was$45,675. These stock options vested and became exercisable at grant.

On July 27, 2010, the Group granted 420,000 stock options to a consultant. The options expire on April 21, 2013. The exercise price of these stock options is $4.20 per share. A total of 70,000 of the stock options vested and became exercisable at the grant date, 31,818 vested monthly from September 1, 2010 through April 1, 2011, and the remaining balance of 95,456 vested on May 1, 2011. Management considers that the vesting dates are concurrent with the respective service completion dates. The grant date fair value of the options was $520,441 and the related compensation expenses were $290,332 and $307,745 for the years ended December 31, 2011 and 2010, respectively.

A summary of the stock options granted to non-employees as of December 31, 2011 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding as of
December 31, 2011	460,000	$4.20	1.5 years	$-
Exercisable as of
December 31, 2011	460,000	$4.20	1.68 years	$-

The fair value of the stock options granted in 2010 was measured using the Black-Scholes option pricing model. The assumptions used in estimating the fair value are in the following table.

	Awards granted	Awards granted
	on July 1, 2010	on July 27, 2010
Expected volatility	47%	47%
Expected dividend yield	0%	0%
Weighted average risk-free interest rate	1.8%	1.02%
Weighted average expected life (in years)	5.0	3.0
Estimated fair value of underlying common stock	$3.25	$4.00-4.50

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

For the year ended December 31, 2011, share-based compensation expenses related to non-employee stock and stock options recorded in general and administrative expenses in the consolidated statements of operations were $130,035 and $290,332, respectively. For the year ended December 31, 2010, share-based compensation expenses related to non-employee stock and stock options recorded in general and administrative expenses in the consolidated statements of operations were $431,060 and $353,420, respectively.

As of December 31, 2011, the unrecognized compensation cost related to non-employee stock and stock options was $22,837. These costs are expected to be recognized over a remaining vesting period of 1.5 years.

18        STATUTORY RESERVES

Ningbo Keyuan and Ningbo Keyuan Petrochemicals are required to allocate at least 10% of their after tax profits as determined under generally accepted accounting principles in the PRC to a statutory surplus reserve until the reserve balances reach 50% of their respective registered capitals. For the year ended December 31, 2011and 2010, Ningbo Keyuan and Ningbo Keyuan Petrochemicals made appropriations to this statutory reserve of $3,744,304 and $3,075,356, respectively.

19        COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitments

The Group leases storage facilities under operating lease agreements. The terms of these leases range from 2 to 3 years, and future minimum lease payments, due in 2012, under those non-cancellable operating lease agreements as of December 31, 2011 are $710,478.

(b) Capital commitments

As of December 31, 2011, the Group had contractual capital commitments of $887,736 for purchases of equipment.

(c)  Litigation

The Company at times is involved in various legal actions arising in the ordinary course of business. Management does not currently believe that there are any pending legal actions where the outcome of such legal actions would have a material adverse effect on the Company’s consolidated financial statements.

(d)  Contingencies
In connection with the shipping of finished products, inaccurate product information has been provided to the PRC Port authority. In addition, through March 31, 2011, Ningbo Keyuan failed to withhold income tax of approximately $50,000 from payments to certain external service providers and employees. In consultation with PRC legal counsel, management has evaluated the contingencies associated with the provision of inaccurate information and expects that the penalty, if any, will not be significant and will not have a material impact on the consolidated financial statements. In addition, the Group had outstanding Letter’s of Credit as of December 31, 2011of RMB 65,017,503 (approximately $10,233,755).

20        INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income tax at progressive rates ranging from15% to 35%. The state of Nevada does not impose any state corporate income tax.

British Virgin Islands

Keyuan International is incorporated in the British Virgin Islands (“BVI”). Under the current laws of the BVI, Keyuan International is not subject to tax on income or capital gains. In addition, upon payments of dividends by Keyuan International, no BVI withholding tax is imposed.

Hong Kong

Keyuan HK is incorporated in Hong Kong. Keyuan HK did not earn any income that was derived in Hong Kong for the years ended December 31, 2011 and 2010 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Ningbo Keyuan and Ningbo Keyuan Petrochemicals are both incorporated in the PRC and the applicable PRC statutory income tax rate for both companies is 25%.

Components of income(loss) before income tax expense(benefit) consist of the following jurisdictions:

Year ended December 31,
2011	2010
PRC	$8,930,752	$53,158,384
U.S.	(9,761,824)	(2,108,853)
Hong Kong and BVI	(3,458,506)	(436,404)

(Loss)income before income taxes	$(4,289,578)	$50,613,127

The Group’s income tax expense  in the consolidated statements of operations consists of the following:

Year ended December 31,
2011	2010
Current income tax expense	$2,408,474	$10,434,575
Deferred income tax expense	443,244	3,058,129

Total income tax expense	$2,851,718	$13,492,704

20        INCOME TAXES (CONTINUED)

Reconciliation between income tax expense (benefit) and the amounts computed by applying the PRC statutory income tax rate of 25% to income (loss) before income taxes is as follows:

	Year ended December 31,
	2011		2010
(Loss)income before income taxes	$(4,289,578)		$50,613,127

Computed expected
Income tax (benefit) expense	(1,072,395)	25.0%	12,653,282	25.0%
Tax loss not recognized	2,625,242	(61.2%)	781,918	1.6%
Effect of differential tax rate	679,840	(15.8%)	57,504	0.1%
Other	184,617	(4.3%)	-	-
Permanent differences	434,414	(10.1%)
Actual income tax expense	$2,851,718	(66.4%)	$13,492,704	26.7%

The PRC income tax rate has been used because the majority of the Group’s consolidated income (loss) before income taxes arises in the PRC.

The tax effects of the temporary differences that give rise to significant portions of deferred income tax assets are presented below:

	As of December 31,
	2011	2010
Net operating tax loss carried forwards	$4,767,000	$780,590
Depreciation	500,410	288,491
Interest on pledged bank deposits	(463,062)	-
Accrued payroll expenses	-	181,423
Total gross deferred income tax assets	4,808,348	1,250,504
Valuation allowance	(4,767,000)	(780,590)
Net deferred tax assets	$37,348	$469,914

Deferred tax assets arising from net operating losses (“NOL’S”) from the Group’s operations outside of the PRC were $4,767,000 and $780,590 at December 31, 2011 and 2010, respectively. Management has determined that it is more likely than not that they will not generate sufficient taxable income in those jurisdictions to realize the deferred tax asset. Accordingly, a valuation allowance for the full amount was provided. At December 31, 2011, NOL’S and their expiration dates arose in the following jurisdictions:

		Expiration date
US	$(11,870,677)	December 31, 2031
Hong Kong	(3,709,718)	Not applicable
BVI	(185,192)	Not applicable
	(15,765,587)

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. Further, the Group’s distributions from its PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable qualified foreign tax credits. Due to the Group’s policy of reinvesting permanently its earnings in its PRC business, the Group has not provided for deferred income tax liabilities for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed earnings of $31million and $26 million as of December 31, 2011 and 2010, respectively.

As of January 1, 2010 and for each of the years ended December 31, 2010and 2011, the Group did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. Management does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Group files income tax returns in the United States and the PRC. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2004.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000 ($15,000). In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiary are open to examination by the PRC state and local tax authorities for the tax years beginning in 2008.

21       EARNINGS (LOSS) PER SHARE

Earnings per share for periods prior to the Share Exchange have been restated to reflect the recapitalization under the Share Exchange. The following table sets forth the computation of basic and diluted net income(loss) per share:

Year ended December 31,
2011	2010
Basic (loss)earnings per share:
Net (loss)income attributable to Keyuan
Petrochemicals, Inc. stockholders	$(7,141,296)	$37,120,423

Fixed dividends to Series A convertible
Preferred stockholders	-	831,032

Fixed dividends to Series B convertible
Preferred stockholders	1,205,014	306,247

Net (loss)income attributable to Keyuan
Petrochemicals Inc. common stockholders	$(8,346,310)	$35,983,144

Weighted average common shares
(Denominator for basic income per share)	57,585,040	50,929,526

Effect of dilutive securities:
- Series A convertible preferred stock	-	3,542,344
- Series B convertible preferred stock	-	1,390,688
- Warrants	-	103,985
- Options	-	91,451
Denominator for diluted income per share	57,585,040	56,057,994

Basic (loss)earnings per share:	$(0.14)	$0.71

Diluted(loss)earnings per share:	$(0.14)	$0.66

22        FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010.

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

23        SIGNIFICANT CONCENTRATIONS AND RISKS

At December 31, 2011 and 2010, the Group held cash and pledged bank deposits in financial institutions of $163,591,879 and $127,260,081, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region. Management believes that these financial institutions have high credit ratings.

Sales to major customers, which individually exceeded 4% of the Group’s total annual net revenue, are as follows:

Year ended December 31, 2011			Year ended December 31, 2010
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales

Customer A	114,981,292	18%	Customer A	101,680,459	18%
Customer B	56,582,811	9%	Customer B	32,193,696	6%
Customer C	42,795,468	7%	Customer F	31,745,184	6%
Customer D	28,228,269	5%	Customer G	29,625,766	5%
Customer E	27,138,266	4%	Customer H	26,545,302	5%

Total	269,726,106	43%	Total	221,790,407	40%

The Group currently buys a majority of its heavy oil, an important component of its products, from three suppliers. Although there are a limited number of suppliers of the particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for the years ended December 31, 2011 and 2010 were $377,051,329 and $309,943,580, respectively. These purchases represented 83% and 61%, respectively, of all of the Group’s purchases for the years ended December 31, 2011 and 2010.The Company’s largest supplier accounted for approximately $305 million and $191 million, or 67% and 38% of total purchases for each of the years ended December 2011 and 2010, respectively.

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

24        RELATED PARTY TRANSACTIONSAND RELATIONSHIPS AND TRANSACTIONS WITH CERTAIN OTHER PARTIES

(A) Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder
Mr. Jicun Wang	Principal stockholder
Mr. Peijun Chen	Principal stockholder
Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang
Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan
Mr. WeifengXue	Former Vice President of Accounting, Ningbo Keyuan through August 2011
Mr. HengfengShou	Former Vice President of Sales, Ningbo Keyuan Petrochemical through November 2011 General Manager/President
Mr.Shifa Wang	Vice President Guangxi Project
Mr.Ming Liang Liu	Vice President Production
Mr.Shegeng Ding	Vice President Equipment
Mr. Fan Zhang	CFO
Ningbo Kewei Investment Co., Ltd. (Ningbo Kewei)	A company controlled by Mr. Tao through September 2011
Ningbo Pacific Ocean Shipping Co., Ltd (Ningbo Pacific)	100% ownership by Mr. Wang
Ningbo Hengfa Metal Product Co., Ltd (Ningbo Hengfa, former name"Ningbo Tenglong")	100% ownership by Mr. Chen
Shandong Tengda Stainless Steel Co., Ltd (Shandong Tengda)	100% ownership by Mr. Chen
Ningbo Xinhe Logistic Co., Ltd (Ningbo Xinhe)	10% ownership by Ms. Huang
Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	Mr. Tao’s mother was a 65% nominee shareholder for Mr. Hu, a third party through September 2011
Ningbo JiangdongJihe Construction Materials Store (JiangdongJihe)	Controlled by Mr. Xue’s Brother-in-law
Ningbo Wanze Chemical Co., Ltd (Ningbo Wanze)	Mr. Tao’s sister-in-law is the legal representative
Ningbo Zhenhai Jinchi Petroleum Chemical Co., Ltd (Zhenhai Jinchi)	Controlled by Mr. Shou

Related party transactions and amounts outstanding with the related parties as of and for the years ended December 31, 2011 and 2010, are summarized as follows. Transactions with Ningbo Kunde and Ningbo Kewei are through the date the related party relationship ceased at which time transactions with these parties are included in details of transactions with certain other parties (Note 24(b)).

Year ended December 31,
2011	2010
Sales of products (a)	$92,771,589	$111,860,732
Purchase of raw material (b)	$7,151,433	$25,014,808
Purchase of transportation services (c)	$3,059,216	$3,659,000
Credit line of guarantee provision for bank borrowings (d)	$142,563,200	$161,994,300
Loan guarantee fees (d)	$1,299,886	$-
Short-term financing from related parties (e)	$13,303,054	$30,839,377
Short-term financing to related parties (e)	$13,188,178	$30,949,048

As of December 31,
2011	2010
Amount due from related parties (f)	$39,350	$5,332,193
Amount due to related parties (g)	$621,077	$115,535

(a)	The Group sold finished products of $92,704,220 and $101,680,459 to Ningbo Kunde in 2011 and 2010, respectively. Sales to Zhenhai Jinchi in 2011 and 2010 were $67,369 and $10,180,273, respectively.

(b)
The Group purchased raw materials of nil and $4,465,563 from Ningbo Kewei during 2011 and 2010, respectively, with no outstanding amount payable to Ningbo Kewei at December 31,2011 and 2010 in respect of these purchase transactions. The Group purchased raw materials of $7,151,433and $20,549,245from Ningbo Kunde during  2011 and 2010, respectively. The outstanding payment in advance to Ningbo Kunde as of December 31, 2010 and 2011 in respect of these purchase transactions was $5,181,809 and Nil respectively.

(c)
The Group purchased transportation services of $3,059,216 and $3,659,000 from Ningbo Xinhe during 2011 and 2010, respectively, and amounts owed to Ningbo Xinhe as of December 31, 2011 and 2010 in respect of these purchase transactions was $621,077 and $119, respectively

(d)	Guarantees for Bank Loans

	Guarantee provided during the year ended December 31		Bank loans guaranteed as of December 31
	2011	2010	2011	2010
Mr. Tao	$12,396,800	$79,887,600	$34,628,000	$36,408,000
Jicun Wang and Sumei Chen	$30,992,000	$-	$1,983,523	$12,136,000
Ningbo Kewei	$34,091,200	$82,106,700	$29,700,067	$11,377,500
Ningbo Pacific	$65,083,200	$-	$27,918,200	$16,687,000
Ningbo Hengfa	$-	$-	$14,795,600	$36,256,300
ShangdongTengda	$-	$-	$944,400	$910,200

Beginning in 2011 loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly.In 2011, loan guarantee fees were $272,993, $636,427 and $390,466 for Ningbo Hengfa, Ningbo Pacific and Ningbo Kewei, respectively, and are included in $1,548,149 in the statements of operations.

(e)	Short-term financing transactions with related parties

	Year Ended December 31
	2011			2010
	From (i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)
Shandong Tengda	$-	$-	$-	$2,219,100	$(2,219,100)	$-
Ningbo Kewei	5,423,600	(5,423,600)	-	1,479,400	(1,479,400)	-
Ningbo Kunde	5,423,600	(5,423,600)	-	19,676,020	(19,676,020)	-
JiangdongJihe	2,455,854	(2,340,978)	-	7,464,857	(7,574,528)	(112,459)

	$13,303,054	$(13,188,178)	$-	$30,839,377	$(30,949,048)	$(112,459)

(i) Transactions during the year are translated at average exchange rates.
(ii) Balances at year end are translated at the balance sheet exchange rate.

(f)	Amount due from related parties consist of the following:

	As of December 31,
	2011	2010
Related Party
Ningbo Kunde	$-	$5,181,809
JiangdongJihe	-	112,459
Mr. Tao	39,350	37,925
	$39,350	$5,332,193

Amounts due from Mr. Tao represents advances made for business expenses, are unsecured, interest free and due on demand.

(g)	Amounts due to related parties consist of the following:

	As of December 31,
	2011	2010
Related Party
Zhenhai Jinchi(prepayment)	$-	$115,416
NinboXinhe	621,077	119
	$621,077	$115,535

Amounts due to related parties primarily represent balances due for raw materials purchase and freight.

(B) Relationships and transactions with certain other parties

The Group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd	Former 12.75% nominee shareholder of Ningbo Keyuan
(Ningbo Litong)
Ningbo JiangdongHaikai Construction	Controlled by cousin of Mr. WeifengXue, former Vice President of Accounting
Materials Store (JiangdongHaikai)
Ningbo JiangdongDeze Chemical Co., Ltd	Controlled by cousin of Mr. WeifengXue, former (JiangdongDeze) Vice President of Accounting
Ningbo Anqi Petrochemical Co., Ltd	Controlled by cousin of Mr. WeifengXue, former (Ningbo Anqi) Vice President of Accounting
Ningbo Kewei Investment Co., Ltd.	A related party through September 2011
(Ningbo Kewei) when control transferred
Ningbo Kunde Petrochemical Co, Ltd.	A related party through September 2011 when control transferred
(Ningbo Kunde)

Transactions and amounts outstanding with these parties for the years ended December 31, 2011 and 2010 are summarized as follows. Transactions with Ningbo Litong are through September 2011.

	Year ended December 31,
	2011	2010

Sales of products (h)	$29,637,868	$29,625,766
Purchase of raw material (i)	$20,253,780	$18,994,104
Credit line of guarantee for bank borrowings (j)	$81,136,800	$-
Loan guarantee fees (j)	$1,242,928	$-
Short-term financing from these parties (k)	$49,873,894	$74,983,618
Short-term financing to these parties (k)	$47,608,361	$77,030,336
Amounts due from these parties	$2,740,970	$2,217,854
Advances from these parties for sales	$130,458	$110,134

(h)
The Group sold finished products of $7,360,796and $29,625,766 to Ningbo Litong in2011 and 2010, respectively. Amounts received in advance from Litong were nil and $110,134 as of December 31, 2011 and 2010, and are included in advances from customers on the consolidated balance sheet. The Group sold finished products of $22,277,072 to Ningbo Kunde  in 2011. There were outstanding amounts of $130,458 received in advance from Kunde as of December 31, 2011.

(i)
The Group purchased raw materials of $20,253,780from Ningbo Litong during 2011. During  2010, the Group purchased raw materials of $18,994,104from Ningbo Litong. Amounts prepayable to Litong were $2,740,970and nil as of December 31, 2011 and 2010, respectively.

(j)	Guarantees for Bank Loans

	Guarantee provided		Bank loans guaranteed
	During the year ended December 2011		as of December 2011
	2011	2010	2011	2010
Ningbo Litong	$81,136,800	$-	$61,632,077	$43,993,000

Through December 31, 2010, no compensation was paid in respect of these guarantees. Beginning in 2011, loan  guarantee fees of 0.3% of the loan principal guaranteed after January 1, 2011 are to be paid quarterly. Guarantee fees paid to Litong and Kewei  were $1,026,567 and $216,361 for the year ended December 31, 2011, respectively.

(k)	Short-term financing transactions

Historically the Group and these parties have provided each other with short-term financing, typically in the form of cash, bills receivable and bills payable.

Short-term financing with these parties is as follows:

	Year Ended December 31
		2011		2010
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)
Ningbo Litong	$36,366,031	$(34,100,498)	$-	$57,180,289	$(59,343,172)	$2,217,854
JiangdongHaikai	-	-	-	7,447,529	(7,331,364)	-
JiangdongDeze	2,634,320	(2,634,320)	-	4,438,200	(4,438,200)	-
Ningbo Anqi	10,873,543	(10,873,543)	-	5,917,600	(5,917,600)	-

	$49,873,894	$(47,608,36)	$-	$74,983,618	$(77,030,336)	$2,217,854
(i) Transactions during the year are translated at average exchange rates.
(ii) Balances at year end are translated at the balance sheet exchange rate.

25        SUBSEQUENT EVENTS

In January 2012, the Company signed a cooperation agreement with Fang cheng gang City to build a new production facility in Guangxi Province. Preconstruction activities commenced in February 2012. Once the facility is fully operational, Guangxi Keyuan New Materials Industrial Park is expected to have an annual production capacity of 400,000 metric tons of ABS (Acrylonitrile Butadiene Styrene).

26        KEYUAN PETROCHEMICALS, INC. (PARENT COMPANY)

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

As of December 31, 2011, $3,744,304(2010:$3,075,356) was appropriated from retained earnings and set aside for the statutory reserve by the Company’s subsidiaries in the PRC.

As a result of these PRC laws and regulations, the Company’s subsidiaries in the PRC are restricted in their ability to transfer a portion of their net assets to either in the form of dividends, loans or advances, which consisted of paid-up capital and statutory reserves, amounting to $57,144,304 as of December 31, 2011 (2010: $56,553,518).

The following presents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheets,

	As of December 31, 2011	As of December 31, 2010

Cash	$5,089	$392,741
Other current assets	392,770	570
Investment in subsidiaries	41,774,338	41,774,338
Total assets	42,172,197	42,167,649

Accounts payable	672,310	23,527
Accrued expenses and other payables	2,671,474	74,656
Inter-company liabilities	8,930,146	1,760,000
Dividends payable	2,381,760	234,393
Series B convertible preferred stock	16,451,553	16,701,565
Total stockholders’ equity	11,064,954	23,373,508
Total liabilities and stockholders’ equity	$42,172,197	$42,167,649

	Year ended	Year ended
	December 31,	December 31,
	2011	2010
General and administrative expenses	$9,757,782	$2,108,043
Interest expens	4,041	810
Loss before income taxes	9,761,823	108,853
Income tax expense	-	-
Net loss	$9,761,823	$2,108,853

26 Keyuan Petrochemicals, Inc. (Parent Company) (CONTINUED)

Condensed Statements of Cash Flows

	Year ended December 31, 2011	Year ended December 31, 2010
Cash flows from operating activities
Net loss	$(9,761,823)	$(2,108,853)
Adjustments to reconcile net loss to net cash used inoperating activities:
Share-based compensation	-	1,515,907
Stock option expense	2,063,394	-
Liquidated damages	2,493,326	-
Decrease in other assets	(392,200)	(570)
Decrease in trade payables	-	-
Increase in accounts payable, accrued expenses and other payables	617,821	42,158

Net cash used in operating activities	(4,979,482)	(551,358)

Cash flows from investing activities
Investment in subsidiaries	-	(41,774,338)

Net cash used in investing activities	-	(41,774,338)

Cash flows from financing activities
Advance from inter-group company	7,170,146	1,760,000
Dividend paid to stockholders	(2,585,647)	(902,886)
Repurchase of common stock	-	(400,000)
Additional paid in capital	7,332	-
Proceeds from Series A Private Placement, net	-	23,312,091
Proceeds from Series B Private Placement, net	-	18,949,232

Net cash provided by financing activities	4,591,831	42,718,437

Net decrease in cash	(387,651)	392,741

Cash at beginning of year	392,741	-
Cash at end of year	$5,090	$392,741

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

(c) Hall and the Company did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials for the fiscal years ended December 31, 2009 and 2008, and subsequent interim period ended March 31, 2010 and through the date of dismissal, which disagreements, if not resolved to the satisfaction of Hall, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

(d) During the fiscal years ended December 31, 2009 and 2008, and subsequent interim period ended March 31, 2010 and through the date of dismissal, we did not experience any reportable events, except that in its letter to us in 2009 pursuant to “Statement on Auditing Standards (SAS) 112: Communicating Internal Control Related Matters,” Hall, our former auditor, identified the following material weakness of our internal controls, which constitute a reportable event under Item 304(a)(1)(v) of Regulation S-K:

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

(b) Changes in internal control over financial reporting

In connection with the preparation of our Form 10-K for the period ended December 31, 2010, our former auditors, KPMG, raised certain issues, which were primarily related to issues regarding certain cash transactions and recorded sales.  As a result, our Audit Committee elected to commence an independent investigation and engaged the services of independent counsel, Pillsbury Winthrop Shaw Pittman LLP, which in turn engaged the services of Deloitte Financial Advisory Services LLP, as independent forensic accountants, and King & Wood, as Audit Committee counsel in PRC.  As a result of the investigation, the Audit Committee identified a number of issues that may have a material impact on our internal controls and procedures over financial reporting.

As a result of the findings of the Audit Committee and its review of our controls and procedures, management has concluded that the Company continues to have material weaknesses. A material   weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of December 31, 2011:

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
5) Inadequate training and training programs; and
6) Lack of necessary senior management oversight and monitoring of the accounting functions of the organization, and because the Company completed a reverse merger in April 2010, senior management lacked the background, skills and experience to meet the reporting requirements of a US listed company.

As a result, the Company has taken and has begun to take the following measures to remediate the material weaknesses:

1) A review of the responsibilities of senior management and a restructuring of our organization chart in order to provide for proper segregation of duties, including but not limited to:

a)	Restructuring of our accounting department, and streamlining the department’s roles; and

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

b)
Evaluation of the duties and responsibilities of the CEO and his role in day-to-day operations of the Company and the control environment;  and the appointment of Mr. Jiangtao Ma as General Manger of Ningbo Keyuan in December 2011 to replace Mr. Tao ,so that Mr. Tao can focus on the Company’s  development and strategy;

c)	Engagement of an outside consultant to assist with SOX 404 compliance; and

c)
Planned addition of one or one or more additional independent, bilingual Chinese-speaking directors to facilitate the Board oversight and assist and augment the efforts of the current independent directors.

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

Item 9b. Other Information.

None.
PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers as of December 31, 2011. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

Set forth below is information regarding our current directors and executive officers:

Name	Age	Position
Chunfeng Tao	44	Chairman, President, Chief Executive Officer and Secretary
Fan Zhang	34	Vice President of Accounting & Acting Chief Financial Officer
Gerry Goldberg	68	Independent Director
Michael J. Rosenberg	67	Independent Director
Dishen Shen	73	Independent Director
Xin Yue	47	Director

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

Mr. Fan Zhang, Vice President of Accounting & Acting Chief Financial Officer.  On August 20, 2011, Mr. Fan Zhang was appointed as Vice President of Accounting by the Board of the Directors to replace Mr. Weifeng Xue, effective as of August 20, 2011. Before joining Keyuan, Mr. Zhang was a Finance Director in Ningbo LG Yongxing Chemical Co., Ltd., a Sino-Korean joint venture between Ningbo Yongxing Chemical Investment Co. Ltd., and LG Chemical Co. Ltd., the largest chemical company in Korea. Ningbo LG Yongxing Chemical Co. Ltd is the largest ABS producer in China. Mr. Zhang has more than twelve years experience in financial reporting and controls, tax planning, fund management, ERP operation system management, internal audit and property insurance planning. Mr. Zhang holds a Bachelor degree in Economics from Hangzhou Electronic Technical University.

Mr. Gerry Goldberg, Director.  Mr. Goldberg has been a member of our Board of Directors since July 1, 2010. Mr. Goldberg currently has served as senior partner in the accounting firm Schwatrz Levitsky Feldman llp, based in Toronto and ranked among the top ten accounting firms in Canada since 1993. At the firm, he heads the US Public Company audit division, and is actively involved in the audits of various Canadian, US, Chinese and other foreign companies listed in the US and Canada. He is or has been a director of China Wind Systems Inc. (NasdaqGM: CWS), Jite Technologies Inc. (TSX VENTURE: JTI.V.v), Baymount Inc., (TSX VENTURE: GEE.v), Sagittarius Capital Corporation (TSX VENTURE: SCX.P.v), Prime City One Capital Corp. (TSX VENTURE: PMO) (Formerly Scorpio Capital Corp.) and Pinetree Capital Ltd. ( TSX-PNP). He was a former partner in the predecessor firm to Grant Thornton for over ten years. Mr. Goldberg received his CTA from the University of South Africa and is a Licensed Public Accountant and a Member of the Institute of Chartered Accountants of Ontario, Canada.

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

Significant Employees

The following are employees who are not executive officers, but who are expected to make significant contributions to our business:

Dr. Jingtao Ma, Executive Vice President.     Dr. Ma joined the Company in 2007 and he has over 20 years’ experience in corporate management, research & development, sales & marketing, and business development. Dr. Ma is responsible for the sales & marketing and raw material procurement of the Company. On December 2, 2011, Dr. Ma was appointed as the new General Manager of Ningbo Keyuan replacing Mr. Chunfeng Tao. Between 1992 and 2007, he served in management and technical positions at Sinopec Zhenhai Refining & Chemical Co. in various functions including manufacturing and operations, and chemical and technical analysis.  Dr. Ma received his Master of Science and studies for Doctorate in Physical Chemistry from Lanzhou Chemistry & Physics Research Institute of CSA.

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

ITEM 11.        EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table of Named Executive Officers

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2011, 2010 and 2009 to each of the following named executive officers. The total amount was $361,519 in 2011, $230,958 in 2010 and $160,926 in 2009 respectively.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	2011	28,116	90,772					118,888
Chunfeng Tao	2010	27,836	53,174	55,788				136,825
(President, Chief Executive)	2009	25,337	47,810					73,148

Aichun Li(2)	2011	125,000						125,000
(Chief Financial Officer)	2010	97,581		42,771				140,352

Fan Zhang (3) (Acting Chief Financial Officer)	2011	14,079	13,822					27,902

	2011	25,435	48,555					73,990
Jingtao Ma (1)	2010	23,602	27,982	42,771				97,335
(Vice President)	2009	21,423	22,466					43,889

	2011	15,739						15,739
Weifeng Xue(1)	2010	23,843	27,711	39,052				90,606
(Vice President of Accounting)	2009	19,986	23,903					43,889

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

(2)    On October 12, 2011, Ms. Li resigned her position as Chief Financial Officer of the Company. Ms. Li was a consultant retained by the Company until December 12, 2011.

(3)  Mr. Zhang was appointed as Acting Chief Financial Officer after Ms. Li resigned her position as the CFO of the Company in October 2011.

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

On May 1, 2007, Ningbo Keyuan entered into a non-fixed term employment agreement with Mr. Chunfeng Tao, pursuant to which, Ningbo Keyuan hired Mr. Tao as its general manager effective May 1, 2007. The compensation in connection with this employment shall be commensurate with Mr. Tao’s duties and responsibility as the general manager and is subject to mutual agreement between Mr. Tao and Ningbo Keyuan.  On May 10, 2007, Keyaun Plastics entered into the similar employment agreement with Dr. Jingtao Ma to hire Dr. Ma as its vice executive general manager, effective May 10, 2007. On the same day, Keyuan Plastics entered into a similar employment agreement with Mr. Weifeng Xue to hire Mr. Xue as its vice general manager.  On February 2, 2009, Keyaun Plastics entered into another similar agreement with Mr. Mingliang Liu to hire him as vice general manager. On October 21, 2009, Mr. Shifa Wang was hired by Ningbo Keyuan as a vice technical general manager and chief engineer and a similar employment agreement was signed between Ningbo Keyuan and Mr. Wang.

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

On May 23, 2011, Ningbo Keyuan Plastics entered into a open-term employment agreement with Mr. Fan Zhang as its PRC Chief Financial Officer. The agreement was effective as of May 23, 2011. On August 20, 2011, Mr. Fan Zhang was appointed as Vice President of Accounting by the Board of Directors to replace Mr. Weifeng Xue, and  Mr. Zhang assumed the responsibilities of our Acting Chief Financial Officer after Ms. Li’s resignation as our Chief Financial Officer.

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

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 10, 2012 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of April 10, 2012, we had 57,695,971 shares of Common Stock issued and outstanding, and 5,333,340  shares of Series B Preferred Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 10, 2012. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 10, 2012 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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

Name of Beneficial Owner	Amount (Number of Shares)		Percentage of Outstanding Shares of Common Stock(5)(6)
Delight Reward Limited(1)	47,658,000	(2)	82.60%
Chunfeng Tao(3)	21,738,338		37.68%
Dragon State International Limited	5,085,185	(4)	8.81%
Jicun Wang	11,081,581	(7)	19.21%
Peijun Chen	9,802,965	(8)	16.99%

(1)   Delight Reward Limited is owned by Apex Smart Limited (45.6132%), Best Castle Investments Limited (23.2523%), Chance Brilliant Holdings Limited (20.5694%), Harvest Point Limited (5.3896%) and Strategic Synergy Limited (5.1755%). Mr. Chunfeng Tao is the controlling person of Apex Smart Limited.  Mr. Jicun Wang  is the controlling person of Best Castle Investments Limited. Mr. Peijun Chen is the controlling person of Chance Brilliant Holdings Limited .Ms. Muxin Duan is the controlling person of Harvest Point Limited. Mr. Brian Pak Lun Mok is the controlling person of Strategic Synergy Limited (subject to the Slow Walk Agreement described in the discussion below).

(2)   In connection with the Share Exchange, Delight Reward received 47,658 shares of Series M Preferred Stock that converted into 47,658,000 shares of Common Stock on December 28, 2010.

(3)   Pursuant to a share transfer agreement, Mr. Chunfeng Tao, our Chairman, Chief Executive Officer and President exercised his Slow Walk  Options after  certain performance targets were met, to purchase from Mr. Brian Pak-Lun Mok, 100% of Apex Smart Limited’s equity, which entitled Mr. Tao to own 45.6132% of the equity of Delight Reward Limited. Accordingly, upon exercise of such option, which is currently being processed, Mr. Tao will indirectly (through his 45.6132% ownership of Delight Reward Limited) own and controls 21,738,338 shares of our Common Stock.

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

(6) On December 28, 2010, Keyuan Petrochemicals, Inc (the “Company”) exercised its mandatory conversion rights under the terms of the Series M Preferred Stock to convert all of outstanding shares of its Series M Preferred Stock into a total of 47,658,000 shares of Common Stock, $0.001 par value per share. As a result, following the conversion, all 47,658 shares of Series M preferred stock that had been outstanding will be cancelled and will be automatically converted, without any delivery of conversion notice required on the part of the holders of Series M Preferred Stock. As of the date hereof, the Company has 57,695,971 shares of Common Stock outstanding.

(7) Pursuant to a share transfer agreement, Mr. Jicun Wang exercised his Slow Walk Options, after  certain performance targets were met, to purchase from Mr. O. Wing Po, 100% of Best Castle Investments Limited’s equity, which entitled Mr. Wang to own 23.2523% of the equity of Delight Reward Limited. Accordingly, upon exercise of such option, Mr. Wang indirectly (through his 23.2523% ownership of Delight Reward Limited) owns and controls 11,081,581 shares of our Common Stock.

(8) Pursuant to a share transfer agreement, Mr. Peichun Chen exercised his Slow Walk Options, after  certain performance targets were met, to purchase from Mr. Lo Kan Kwan, 100% of Chance Brilliant Holdings Limited’s equity, which entitled Mr. Wang to own 20.5694% of the equity of Delight Reward Limited. Accordingly, upon exercise of such option, Mr. Wang indirectly (through his 20.5694% ownership of Delight Reward Limited) owns and controls 9,802,965 shares of our Common Stock.

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

If we achieved less than 95% of the 2010 performance threshold ( net income equal to or greater than $33.0 million), then the Escrow Shares for such year were delivered to the Investors in the amount of 500,000 shares of Common Stock for each full percentage point by which such threshold was not achieved up to a maximum of 5,000,000 shares of Common Stock.

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

After the relative performance targets were met, Mr. Chen and Mr. Wang exercised their remaining two-thirds of the Slow Walk Options on February 15, 2012 and Mr. Tao exercised his remaining two-thirds of the Slow Walk Options on March 30, 2012. As the date of hereof, Mr. Yue has not yet exercised his remaining two-thirds of the Slow Walk Options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have not entered into any transaction during the last two fiscal years with any director, executive officer, director nominee, 5% or more shareholder, nor have we entered into transaction with any member of the immediate families of the foregoing person (including spouse, parents, children, siblings, and in-laws) or is any such transaction proposed, except as follows:

(A)	Related Party Transactions
The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder
Mr. Jicun Wang	Principal stockholder
Mr. Peijun Chen	Principal stockholder
Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang
Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan
Mr. WeifengXue	Former Vice President of Accounting, Ningbo Keyuan through August 2011
Mr. HengfengShou	Former Vice President of Sales, Ningbo Keyuan Petrochemical though November 2011
Mr. Jingtao Ma	General Manager/President
Mr.Shifa Wang	Vice President Guangxi Project
Mr.Ming Liang Liu	Vice President Production
Mr.Shegeng Ding	Vice President Equipment
Mr. Fan Zhang	CFO

Ningbo Kewei Investment Co., Ltd.	A company controlled by Mr. Tao through September 2011
(Ningbo Kewei)
Ningbo Pacific Ocean Shipping Co., Ltd	100% ownership by Mr. Wang
(Ningbo Pacific)
Ningbo Hengfa Metal Product Co., Ltd	100% ownership by Mr. Chen
(Ningbo Hengfa, former name"Ningbo Tenglong")
Shandong Tengda Stainless Steel Co., Ltd	100% ownership by Mr. Chen
(Shandong Tengda)
Ningbo Xinhe Logistic Co., Ltd	10% ownership by Ms. Huang
(Ningbo Xinhe)
Ningbo Kunde Petrochemical Co, Ltd.	Mr. Tao’s mother was a 65% nominee shareholder for Mr. Hu, a third party through September 2011
(Ningbo Kunde)
Ningbo JiangdongJihe Construction Materials	Controlled by Mr. Xue’s Brother-in-law
Store (JiangdongJihe)
Ningbo Wanze Chemical Co., Ltd	Mr. Tao’s sister-in-law is the legal representative
(Ningbo Wanze)
Ningbo Zhenhai Jinchi Petroleum Chemical	Controlled by Mr. Shou
Co., Ltd (Zhenhai Jinchi)

Related party transactions and amounts outstanding with the related parties as of and for the years ended December 31, 2011 and 2010, are summarized as follows. Transactions with Ningbo Kunde and Ningbo Kewei are through the date the related party relationship ceased at which time transactions with these parties are included in details of transactions with certain other parties (Note 24(b)).

	Year ended December 31,
	2011	2010
Sales of products (a)	$92,771,589	$111,860,732
Purchase of raw material (b)	$7,151,433	$25,014,808
Purchase of transportation services (c)	$3,059,216	$3,659,000
Credit line of guarantee provision for bank borrowings (d)	$142,563,200	$161,994,300
Loan guarantee fees (d)	$1,299,886	$-
Short-term financing from related parties (e)	$13,303,054	$30,839,377
Short-term financing to related parties (e)	$13,188,178	$30,949,048

	As of December 31,
	2011	2010
Amount due from related parties (f)	$39,350	$5,332,193
Amount due to related parties (g)	$621,077	$115,535

(a)	The Group sold finished products of $92,704,220 and $101,680,459 to Ningbo Kunde in 2011 and 2010, respectively. Sales to Zhenhai Jinchi in 2011 and 2010 were $67,369 and $10,180,273, respectively.

(b)
The Group purchased raw materials of nil and $4,465,563 from Ningbo Kewei during 2011 and 2010, respectively, with no outstanding amount payable to Ningbo Kewei at December 31,2011 and 2010 in respect of these purchase transactions. The Group purchased raw materials of $7,151,433and $20,549,245from Ningbo Kunde during  2011 and 2010, respectively. The outstanding payment in advance to Ningbo Kunde as of December 31, 2010 and 2011 in respect of these purchase transactions was $5,181,809 and Nil respectively.

(c)
The Group purchased transportation services of $3,059,216 and $3,659,000 from Ningbo Xinhe during 2011 and 2010, respectively, and amounts owed to Ningbo Xinhe as of December 31, 2011 and 2010 in respect of these purchase transactions was $621,077 and $119, respectively

(d)	Guarantees for Bank Loans

	Guarantee provided during the year ended December 31		Bank loans guaranteed as of December 31
	2011	2010	2011	2010
Mr. Tao	$12,396,800	$79,887,600	$34,628,000	$36,408,000
Jicun Wang and Sumei Chen	$30,992,000	$-	$1,983,523	$12,136,000
Ningbo Kewei	$34,091,200	$82,106,700	$29,700,067	$11,377,500
Ningbo Pacific	$65,083,200	$-	$27,918,200	$16,687,000
Ningbo Hengfa	$-	$-	$14,795,600	$36,256,300
ShangdongTengda	$-	$-	$944,400	$910,200

Beginning in 2011 loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly.In 2011, loan guarantee fees were $272,993, $636,427 and $390,466 for Ningbo Hengfa, Ningbo Pacific and Ningbo Kewei, respectively, and are included in $1,548,149 in the statements of operations.

(e)	Short-term financing transactions with related parties

	Year Ended December 31
	2011			2010
	From (i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)
Shandong Tengda	$-	$-	$-	$2,219,100	$(2,219,100)	$-
Ningbo Kewei	5,423,600	(5,423,600)	-	1,479,400	(1,479,400)	-
Ningbo Kunde	5,423,600	(5,423,600)	-	19,676,020	(19,676,020)	-
JiangdongJihe	2,455,854	(2,340,978)	-	7,464,857	(7,574,528)	(112,459)

	$13,303,054	$(13,188,178)	$-	$30,839,377	$(30,949,048)	$(112,459)

(i) Transactions during the year are translated at average exchange rates.
(ii) Balances at year end are translated at the balance sheet exchange rate.

(f)	Amount due from related parties consist of the following:

	As of December 31,
	2011	2010
Related Party
Ningbo Kunde	$-	$5,181,809
JiangdongJihe	-	112,459
Mr. Tao	39,350	37,925
	$39,350	$5,332,193

Amounts due from Mr. Tao represents advances made for business expenses, are unsecured, interest free and due on demand.

(g)	Amounts due to related parties consist of the following:

	As of December 31,
	2011	2010

Related Party
Zhenhai Jinchi(prepayment)	$-	$115,416
NinboXinhe	621,077	119
	$621,077	$115,535

Amounts due to related parties primarily represent balances due for raw materials purchase and freight.

 (B) Relationships and transactions with certain other parties

The Group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd	Former 12.75% nominee shareholder of Ningbo Keyuan
(Ningbo Litong)
Ningbo JiangdongHaikai Construction	Controlled by cousin of Mr. WeifengXue, former Vice President of Accounting
Materials Store (JiangdongHaikai)
Ningbo JiangdongDeze Chemical Co., Ltd	Controlled by cousin of Mr. WeifengXue, former (JiangdongDeze) Vice President of Accounting

Ningbo Anqi Petrochemical Co., Ltd	Controlled by cousin of Mr. WeifengXue, former (Ningbo Anqi) Vice President of Accounting

Ningbo Kewei Investment Co., Ltd.	A related party through September 2011
(Ningbo Kewei) when control transferred
Ningbo Kunde Petrochemical Co, Ltd.	A related party through September 2011 when control transferred
(Ningbo Kunde)

Transactions and amounts outstanding with these parties for the years ended December 31, 2011 and 2010 are summarized as follows. Transactions with Ningbo Litong are through September 2011.

	Year ended December 31,
	2011	2010

Sales of products (h)	$29,637,868	$29,625,766
Purchase of raw material (i)	$20,253,780	$18,994,104
Credit line of guarantee for bank borrowings (j)	$81,136,800	$-
Loan guarantee fees (j)	$1,242,928	$-
Short-term financing from these parties (k)	$49,873,894	$74,983,618
Short-term financing to these parties (k)	$47,608,361	$77,030,336
Amounts due from these parties	$2,740,970	$2,217,854
Advances from these parties for sales	$130,458	$110,134

(h)
The Group sold finished products of $7,360,796and $29,625,766 to Ningbo Litong in2011 and 2010, respectively. Amounts received in advance from Litong were nil and $110,134 as of December 31, 2011 and 2010, and are included in advances from customers on the consolidated balance sheet. The Group sold finished products of $22,277,072 to Ningbo Kunde  in 2011. There were outstanding amounts of $130,458 received in advance from Kunde as of December 31, 2011.

(i)
The Group purchased raw materials of $20,253,780from Ningbo Litong during 2011. During  2010, the Group purchased raw materials of $18,994,104from Ningbo Litong. Amounts prepayable to Litong were $2,740,970and nil as of December 31, 2011 and 2010, respectively.

(j)	Guarantees for Bank Loans

	Guarantee provided		Bank loans guaranteed
	During the year ended December 2011		as of December 2011
	2011	2010	2011	2010

Ningbo Litong	$81,136,800	$-	$61,632,077	$43,993,000

Through December 31, 2010, no compensation was paid in respect of these guarantees. Beginning in 2011, loan  guarantee fees of 0.3% of the loan principal guaranteed after January 1, 2011 are to be paid quarterly. Guarantee fees paid to Litong and Kewei  were $1,026,567 and $216,361 for the year ended December 31, 2011, respectively.
(l)	Short-term financing transactions

Historically the Group and these parties have provided each other with short-term financing, typically in the form of cash, bills receivable and bills payable.

Short-term financing with these parties is as follows:

	Year Ended December 31
	2011			2010
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)
Ningbo Litong	$36,366,031	$(34,100,498)	$-	$57,180,289	$(59,343,172)	$2,217,854
JiangdongHaikai	-	-	-	7,447,529	(7,331,364)	-
JiangdongDeze	2,634,320	(2,634,320)	-	4,438,200	(4,438,200)	-
Ningbo Anqi	10,873,543	(10,873,543)	-	5,917,600	(5,917,600)	-

	$49,873,894	$(47,608,36)	$-	$74,983,618	$(77,030,336)	$2,217,854

(i) Transactions during the year are translated at average exchange rates.
(ii) Balances at year end are translated at the balance sheet exchange rate.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to the Company by GHP Horwath for the years ended December 31, 2011 and 2010 were as follows:

Services Provided	2011	2010
Audit Fees	$316,000	$518,000
Audit Related Fees	23,200	Nil
Tax Fees	15,000	Nil
All Other Fees	Nil	Nil
Total	$354,200	$518,000

Audit Fees.  The aggregate fees billed for the years ended December 31, 2011 and 2010 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.  The aggregate fees billed for the years ended December 31, 2011 and 2010 were for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees.  The aggregate fees billed for the years ended December 31, 2011 and 2010 were for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  The aggregate fees billed for the years ended December 31, 2011 and 2010 were for services other than the services described above.

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

10.21	Independent Director Agreement of Gerry Goldberg, dated July 1, 2010(incorporated by reference to Exhibit 10.21 of the Registrant’s Form S-1 filed on November 3, 2010).
10.22	Independent Director Agreement of Michael Rosenberg, dated July 1, 2010(incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 filed on November 3, 2010).
10.23	Independent Director Agreement of Dishen Shen, dated July 1, 2010(incorporated by reference to Exhibit 10.23 of the Registrant’s Form S-1 filed on November 3, 2010).
10.24
Amendment to Independent Director Agreement of Dishen Shen, dated September 30, 2011 Director Agreement of Yin Xue, dated July 1, 2010(incorporated by reference to Exhibit 10.24 of the Registrant’s Form S-1 filed on November 3, 2010).

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

10.33	Form of Registration Rights Agreement dated as of September 28, 2010 (incorporated by reference as to the Exhibit 10.2 of the Registrant’s Form 8-K filed on September 30, 2010)
10.34	Form of Securities Escrow Agreement dated as September 28, 2010 (incorporated by reference as to the Exhibit 10.3 of the Registrant’s Form 8-K filed on September 30, 2010)
10.35	Form of Lock-up Agreement dated as of September 28, 2010 (incorporated by reference as to the Exhibit 10.4 of the Registrant’s Form 8-K filed on September 30, 2010)
10.36	Form of Voting Agreement dated as of September 28, 2010 (incorporated by reference as to the Exhibit 10.5 of the Registrant’s Form 8-K filed on September 30, 2010)
10.37	Form of Series C Warrant (incorporated by reference as to the Exhibit 10.6 of the Registrant’s Form 8-K filed on September 30, 2010)
10.38	Form of Series D Warrants (incorporated by reference as to the Exhibit 10.7 of the Registrant’s Form 8-K filed on September 30, 2010)
10.39	Employment Agreement dated as of May 23, 2011 by and among Ningbo Keyuan Plastics Co., Ltd and Fan Zhang (English Translation).
16.1	Letter from the Hall Group, CPAS (incorporated by reference as to the Exhibit 16.1 of the Registrant’s Form 8-K filed on April 28, 2010)
16.2	Letter from Patrizio & Zhao, LLC (incorporated by reference as to the Exhibit 16.1 of the Registrant’s Form 8-K filed on January 18, 2011)
16.3	Letter from KPMG (incorporated by reference as to the Exhibit 16.1 of the Registrant’s Form 8-K filed on May 31, 2011)
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

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

Signature	Title	Date

/s/ Chunfeng Tao	Chairman, President, Chief Executive Officer and Director	April 12, 2012
Chunfeng Tao

/s/Fan Zhang	Vice President of Accounting/ Acting Chief Financial Officer	April 12, 2012
Fan Zhang

/s/ Gerry Goldberg	Director, Audit Committee Chairman and	April 12, 2012
Gerry Goldberg	Compensation Committee Chairman

/s/ Michael Rosenberg	Director, Nominating and Corporate	April 12, 2012
Michael Rosenberg	Governance Committee Chairman

/s/ Dishen Shen	Director	April 12, 2012
Dishen Shen

/s/Xin Yue	Director	April 12, 2012
Xin Yue