Form 10-Q
period 2012-03-31
Keyuan Petrochemicals, Inc.
filed 2012-05-21
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☐    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 18, 2012, the Registrant has 57,646,160 shares of common stock outstanding and 5,333,340  shares of Series B Preferred Stock outstanding.

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

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
	Note	2012	2011
		（unaudited）
ASSETS
Current assets:
Cash	3	$23,155,356	$7,325,017
Pledged bank deposits		160,787,809	156,318,066
Bills receivable		266,701	1,574,000
Accounts receivable	13	-	2,226,288
Inventories	4	55,098,878	38,945,968
Prepayments to suppliers	5	52,411,212	15,781,294
Consumption tax refund receivable	6	76,219,573	55,809,560
Amounts due from related parties	22	39,600	39,350
Other current assets	7	55,837,854	45,978,428
Deferred income tax assets	17	37,585	37,348

Total current assets		423,854,568	324,035,319

Property, plant and equipment, net	8	197,107,187	190,867,621
Intangible assets, net	9	957,990	978,503
Land use rights	10	11,026,335	11,068,762
VAT recoverable	7	2,589,946	2,893,635

Total assets		$635,536,026	$529,843,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	11	$256,521,610	$225,969,421
Bills payable		94,366,800	63,550,250
Current portion of long-term bank borrowings	12	15,840,000	15,740,000
Accounts payable		118,709,156	97,588,137
Advances from customers	13	32,249,204	7,821,623
Accrued expenses and other payables	14	25,537,857	30,287,946
Income taxes payable	17	1,530,600	186,326
Dividends payable		2,381,759	2,381,759
Amounts due to related parties	22	113,798	621,077

Total liabilities, all current		547,250,784	444,146,539

Series B convertible preferred stock:
Par value: $0.001; Authorized: 8,000,000 shares
6% cumulative dividend with liquidation preference
over common stock
Issued and outstanding: 5,333,340shares,
liquidation preference of $ 20,000,000	15	16,451,552	16,451,552

Commitments and contingencies	18	-	-

Stockholders’ equity:
Common stock:
Par value:$0.001; Authorized: 100,000,000 shares;
Issued and outstanding: 57,646,160 shares as at March 31, 2012 and
December 31, 2011	15	57,646	57,646
Additional paid-in capital		49,571,104	49,198,278
Statutory reserve		3,744,304	3,744,304
Accumulated other comprehensive income		7,123,222	6,545,811
Retained earnings		11,337,414	9,699,710

Total stockholders’ equity		71,833,690	69,245,749

Total liabilities and stockholders' equity		$635,536,026	$529,843,840

See accompanying notes to the unaudited condensed consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Three Months Ended March 31,
	Note	2012	2011
		(unaudited)	(unaudited)
Sales
External parties		$183,324,688	$124,154,798
Related parties	22	-	22,609,819
Total Sales		183,324,688	146,764,617

Cost of sales
External parties		173,851,709	113,814,197
Related parties	22	-	20,299,359

Cost of sales		173,851,709	134,113,556

Gross profit		9,472,979	12,651,061

Selling expenses		252,906	539,132
General and administrative expenses		2,610,195	3,235,080

Total operating expenses		2,863,101	3,774,212

Income from operations		6,609,878	8,876,849

Other income(expense):
Interest income		939,234	906,944
Interest expense		(4,378,700)	(3,196,629)
Other income (expense), net		(186,228)	879,130

Total other expense, net		(3,625,694)	(1,410,555)

Income before income taxes		2,984,184	7,466,294

Income tax expense	17	1,346,483	2,252,151

Net income attributable to Keyuan Petrochemicals Inc. stockholders		1,637,701	5,214,143

Dividends to Series B convertible
Preferred stockholders	15	-	296,260

Net income attributable to Keyuan
Petrochemicals Inc. common stockholders		1,637,701	4,917,883

Other comprehensive income:
Foreign currency translation adjustment		577,412	557, 297

Other comprehensive income		577,412	557,297

Comprehensive income		$2,215,113	$5,771,440

Earnings per share:
Attributable to common stock:
- Basic	19	$0.03	$0.09
- Diluted	19	$0.03	$0.08

Weighted average number of shares of common stock
used in calculation
Basic	19	57,646,160	57,578,300
Diluted	19	57,646,160	63,880,139

See accompanying notes to the unaudited condensed consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,637,701	$5,214,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of property and equipment	-	3,483
Depreciation	2,816,623	2,500,670
Amortization	26,798	25,680
Land use rights amortization	113,034	108,353
Share-based compensation expense	406,440	668,427
Changes in operating assets and liabilities:
Bills receivable	1,320,625	(137,963)
Accounts receivable	2,246,090	-
Inventories	(15,945,642)	32,506,267
Prepayments to suppliers	(33,856,552)	(4,611,229)
Consumption tax refund receivable	(20,106,087)	14,385,368
Other current assets	(12,190,406)	(5,762,117)
Accounts payable	20,183,367	13,330,081
Advances from customers	24,439,449	(1,950,637)
Income taxes payable	1,346,483	(3,190,044)
Accrued expenses and other payables	(2,456,395)	(442,096)

Net cash (used in) provided by operating activities	(30,018,472)	52,648,387

Cash flows from investing activities:
Proceeds from property disposal	-	10,448
Purchase of property, plant and equipment, including capitalized interest	(10,352,581)	(46,014)

Net cash used in investing activities	(10,352,581)	(35,566)

Cash flows from financing activities:
Pledged bank deposits used for bank borrowings	(3,485,396)	(18,904,378)
Proceeds from short-term bank borrowings	156,025,477	40,705,375
Repayment of short-term bank borrowings	(127,182,606)	(30,283,820)
Proceeds from bills payable	65,425,600	33,175,240
Prepayment of bills payable	(34,936,000)	(43,066,940)
Repayments of long-term bank borrowings	-	(12,935,300)
Short-term financing from related parties		7,738,095
Short –term financing to related parties		(7,609,000)
Proceeds from warrants exercised	-	4,865
Dividends paid	-	(219,976)

Net cash provided by (used in) financing activities	55,847,075	(31,395,839)

Effect of foreign currency exchange rate changes on cash	354,317	208,968

Net increase in cash	15,830,339	21,418,950

Cash at beginning of the period	7,325,017	29,336,241

Cash at end of the period	$23,155,356	$50,755,191

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$5,442,195
Interest paid, net of capitalized interest	$4,378,701	$3,196,629
Dividends accrued	$-	$296,260
Non-cash investing and financing activities:
Payable for purchase of property, plant and equipment	$2,516,115	$12,736,521

See accompanying notes to the unaudited condensed consolidated financial statements.

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

(b)       Other Events

In 2011, Company’s former auditor, KPMG, LLP (“KPMG”), brought certain issues to the Company’s Audit Committee’s attention through a March 28,2011 memorandum and an April 18, 2011 letter (collectively, the “KPMG Memoranda”). KPMG requested that the Company’s Audit Committee conduct an independent investigation (the “Independent Investigation”) into those issues. On March 31, 2011, the Audit Committee elected to commence such Independent Investigation and engaged the services of independent counsel, Pillsbury Winthrop Shaw Pittman LLP (“Pillsbury”), which in turn engaged the services of Deloitte Financial Advisory Services LLP (“Deloitte”), as independent forensic accountants, and King & Wood, as Audit Committee counsel in the PRC. Pillsbury, Deloitte and King & Wood are collectively referred to herein as the “Investigation Team”. On September 28, 2011, the Independent Investigation was completed. The Independent Investigation identified possible violations of PRC laws and U.S. Securities laws, including the maintenance of an off-balance sheet cash account that was used primarily to pay service providers and other Company-related expenses. Total activity in the off-balance sheet cash account amounted to approximately $800,000 through December 31, 2010, with a net income statement effect of approximately $12,000, and $400,000 for the period from January 1, 2011 to March 31, 2011, with a net income statement effect of approximately $192,000, at which time the Company ceased its use. The Independent Investigation identified certain other issues that could result in potential violations of PRC or U.S. laws. The Company continues to work with its legal counsel to evaluate the matters identified in the investigation and to determine the extent to which the Company may be exposed to fines and penalties. The Company has preliminarily concluded that the extent to which it may be exposed to fines and penalties in the PRC is limited, and to date, has not received any PRC governmental or regulatory communication or inquiry related to these matters. However, management is currently unable to determine the final outcome of these matters and their possible effects on the consolidated financial statements.

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

2         Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. general accepted accounting principles (U.S. GAAP) and include the financial statements of the Company and its subsidiaries (the “Group”). All intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2011 and 2010, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computation as the audited financial statements for the years ended December 31, 2011 and 2010. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

3         CASH

Cash consists of cash on hand and cash at banks. As of March 31, 2012 (unaudited) and December 31, 2011, cash of $23,020,926 and $7,101,505, respectively, was held in major financial institutions located in the PRC; and cash of $28,009 and $124,355, respectively was held in the Hong Kong Special Administrative Region. Management performs periodic evaluations of the relative credit standings of those financial institutions, and believes that these major financial institutions have high credit ratings.

4         INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Raw materials	$32,970,911	$26,226,388
Finished goods	19,550,298	10,891,825
Work-in-process	2,577,669	1,827,755

Total	$55,098,878	$38,945,968

5         PREPAYMENTS TO SUPPLIERS

As of March 31, 2012 and December 31, 2011, prepayments to suppliers are made in connection with the purchase of raw materials and the construction of the Group’s facilities. Prepayments to suppliers are reclassified to inventories of construction-in-progress, when the Group applies the prepayments to related purchases of materials after the related invoices are received.

6         CONSUMPTION TAX REFUND RECEIVABLE

The PRC government enacted a regulation that provides that domestically purchased heavy oil to be used for producing ethylene and aromatics products would be exempted from a consumption tax. In addition, the consumption tax paid for imported heavy oil would be refunded if it was used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or to be used for the production of ethylene and aromatics products, the Group recognizes a consumption tax refund receivable when the consumption tax has been paid and the relevant heavy oils have been used for production. As of March 31, 2012 and December 31, 2011, the Group recorded an estimated consumption tax refund amounting to $76,219,573 and $55,809,569 respectively.

Claims for consumption tax of $55,809,560 for the year ended December 2011 are expected to be received by the end of May 2012. Consumption tax claims of $20,410,000 in the three months ended March 31, 2012 are in process, and are expected to be approved and refunded by the end of August 2012.

7         OTHER CURRRENT ASSETS

Other current assets consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

VAT recoverable	$10,467,629	$9,991,877
Receivable from a third party	-	2,740,970
Customs deposits for imported inventories	39,479,616	29,102,193
Others	5,890,609	4,143,388

	$55,837,854	$45,978,428

The estimate of deductible input VAT on the purchase of property, plant and equipment is determined using vendor contracts, engineering and other estimates, as well as historical experience, and is included in VAT recoverable. Approximately $2.6 million and $2.9 million is included in non-current assets as of March 31, 2012 and December 31, 2011 respectively.

Customs deposits for imported inventories represent amounts paid to the local customs office in connection with the importing of raw materials inventories. Upon approval by the customs authorities, these amounts become refundable by the local tax authority and are reclassified as consumption tax refund receivable (Note 6).

8         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Buildings	$3,912,938	$3,888,234
Machinery and equipment	177,969,015	175,736,470
Vehicles	755,808	663,985
Office equipment and furniture	136,984	134,929
Construction-in-progress	34,255,856	27,449,846

	217,030,601	207,873,464
Less: Accumulated depreciation	(19,923,414)	(17,005,843)

	$197,107,187	$190,867,621

Depreciation expense on property, plant and equipment is allocated to the following items:

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)

Cost of sales	$2,767,487	$2,459,436
Selling, general and administrative expenses	49,136	41,234

	$2,816,623	$2,500,670

For the three months ended March 31, 2012 and the year ended December 31,2011, interest capitalized amounted to nil and $1,246,179 respectively.

9         INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	Amortization	March 31,	December 31,
	Period	2012	2011
	Years	(unaudited)

Licensing agreements	10-20	$1,504,800	$1,495,300
Less: Accumulated amortization		(546,810)	(516,797)

		$957,990	$978,503

For the three months ended March 31, 2012 and 2011, amortization expense for intangible assets  amounted to $26,798 and $25,680, respectively. Amortization expense for each of the next five years is estimated to be approximately $100,000.

10       LAND USE RIGHTS

	March 31,	December 31,
	2012	2011
	(unaudited)

Land use rights	$12,259,495	$12,182,100
Less: Accumulated amortization	(1,233,160)	(1,113,338)

	$11,026,335	$11,068,762

For the three months ended March 31, 2012 and 2011, amortization expense related to land use rights  was $113,034 and $108,353, respectively.

11       SHORT-TERM BANK BORROWINGS

	March 31,	December 31,
	2012	2011
	(unaudited)

Bank borrowings-secured/guaranteed	$256,521,610	$225,969,421

Short−term bank borrowings outstanding as of March 31, 2012 carry a weighted average interest rate of 5.3% (2011: 5.45%) for bank loans in RMB; a weighted average interest rate of 4.35% (2011: 3.78%) for bank loans in USD, and have maturity terms ranging from one to twelve months and interest rates ranging from 3.1% to 7.93% (2011: 2.97% to 7.93%).

At March 31, 2012, approximately $1,584,000 included in short-term bank borrowings is payable to Shanghai Pudong Development Bank, which is secured by a one-year fixed term deposit with a carrying amount of $12,355,200. In addition, $36,295,934 payable to Bank of China is secured by Ningbo Keyuan's one year fixed term deposit and pledged deposits with a carrying amount of $35,701,461 as of March 31, 2012; $11,000,000 payable to China CITIC Bank is secured by Ningbo Keyuan’s one-year fixed term deposit with a carrying amount of $11,246,400 as of March 31, 2012; and $10,068,264 payable to China Construction bank is secured by pledged deposits with a carrying amount of $12,672,000 as of March 31, 2012. Among the rest of the Group's short-term borrowings, $197,573,412 is guaranteed by related party and third-party entities and individuals, including $1,899,216 which is guaranteed by the Group’s Chief Executive Officer and $11,000,000 that is secured by the Group’s land, buildings and equipment with a carrying amount of $90,651,672 as of March 31, 2012.

12       LONG-TERM BANK BORROWINGS

	March 31,	December 31,
	2012	2011
	(unaudited)

Loan from China Construction Bank	$15,840,00	$15,740,000
Less: current portion	(15,840,00)	(15,740,000)

	$-	$-

As of March 31, 2012 (unaudited) and December 31, 2011,  the Group's long-term bank loans are secured/ guaranteed by related-party entities and Mr. Tao (Note 22), bearing interest from 5.4% to 8.13% (2011:7.29% to 7.74%) and are due on various dates through October 2012.There were no additional bank borrowings in the three months ended March 31, 2012.

13      ADVANCES FROM CUSTOMERS

The Group requires a prepayment of 100% of the sales contract price from its customers shortly before products are delivered. Such prepayment is recorded as “advances from customers” in the Group’s consolidated balance sheet, until the products are delivered and the customer takes ownership and assumes the risk of loss. With the approval of the Company’s general manager, the Company occasionally extends credit to its long-term customers with a good credit rating. As of March 31, 2012 (unaudited) and December 31, 2011, the balance of accounts receivable was nil and $2,226,288 respectively, The $2,226,288 of accounts receivable as of December 31, 2011 was received on January 6, 2012.

14       ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of March 31, 2012 (unaudited) and December 31, 2011 consist of:

	March 31,	December 31,
	2012	2011
	(unaudited)

Purchase of property, plant and equipment	$20,587,868	$24,590,217
Accrued payroll and welfare	330,770	1,061,508
Liquidated damages	2,493,326	2,493,326
Other accruals and payables	2,125,893	2,142,895

	$25,537,857	$30,287,946

15       STOCKHOLDERS’ EQUITY AND RELATED FINANCING AGREEMENTS

Dividends

Fixed dividends are accrued and cumulative from and after the date of the initial issuance of the Series B convertible preferred stocks, and are payable on a quarterly basis.

Annual dividends are determined as 6% of $3.75 for each share of the Series B convertible preferred stock.

On January 17, 2011, the Company’s Board of Directors approved the distribution of annual cash dividend of $0.36 per share for 2010 to be paid quarterly to its common stock stockholders at the assigned dates of record. In January 2011, certain stockholders of the Company announced the waiver of their rights to receive such cash dividends. In addition, Dragon State International Limited, the primary Series B convertible stockholder agreed to waive their rights to receive cash dividend for 2010 should they choose to convert their preferred stock before the record date. The estimated dividends to be distributed and the dividends waived are approximately $3.5 million and $17.2 million, respectively. In October 2011, the Company’s Board of Directors suspended the payment of quarterly cash dividends on the Company’s common stock while it pursues strategic alternatives including, but not limited to, taking the Company private, a merger or other transaction.

During the year ended December 31, 2011, 66,670 shares of the Series B convertible preferred stock were converted into 66,670 shares of the Company’s common stock. In addition,1,150 Series A warrants and  500 Series B warrants were exercised, and the Company issued 1,150 shares and 500 shares of the Company’s common stock, receiving proceeds of $4,863 and $2,468, respectively. There were no dividends to be paid and accrued for the three months ended March 31, 2012.

Registration rights agreement

In connection with the Series A Private Placement, the Company entered into a registration rights agreement  with the Series A Investors, in which the Company agreed to file a registration statement  with the Securities and Exchange Commission (“SEC”) to register for resale of the issued common stock,  the common stock issuable upon conversion of the Series A convertible preferred stock, and the common stock underlying the Series A and Series B Warrants and the Placement agent warrants, within 30 calendar days of April 22, 2010 and to have this registration statement declared effective within 150 calendar days of April 22, 2010 or within 180 calendar days of April 22, 2010 in the event of a full review of the registration statement by the SEC. If the Company doesn’t comply with the foregoing obligations under the registration rights agreement, the Company will be required to pay liquidated damages in cash to each investor, at the rate of 1% of the applicable subscription amount for each 30 day period in which the Company is not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act.

In connection with the Series B private placement, the Company entered into a registration rights agreement  with the Series B Investors, in which the Company agreed to file a registration statement with the SEC to register for resale of the common stock issuable upon the conversion of the Series B convertible preferred stock, common stock underlying the Series C and Series D Warrants, and common stock underlying the placement agent warrants, within 30 calendar days following the later of (i) the closing date of the offering or (ii) the effective date of the prior registration statement for resale of the Issued Common Stock and common stock issuable upon the conversion of the Series A Preferred Stock, Series A and Series B Warrants, and placement agent warrants issued in the Series A Private Placement (the “Prior Registration Statement”), and to have the registration statement declared effective within 150 calendar days ( or 180 calendar days of the Closing Date in the event of a full review of the registration statement by the SEC)  following the later to occur of (i) the closing date of the Series B Private Placement or (ii) the effective date of the Prior Registration Statement.  If the Group does not comply with the foregoing obligations under the registration rights agreement, the Group will be required to pay cash liquidated damages to each Series B Investor, at the rate of 1% of the applicable subscription amount for each 30 day period in which the Group are not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act.

Liquidated damages are also payable in the event that the Registration Statement is not maintained continuously effective for approximately 180 days, or if trading of the Company’s common stock is suspended or if the Company’s common stock is delisted from the principal exchange on which it is traded (NASDAQ) for more than three days.

 On April 1, 2011, trading of the Company’s common stock was suspended and on October 7,2011 was delisted by NASDAQ. Management determined that the registration statements were no longer effective commencing on April 7, 2011 and registerable securities in connection with the Series A and B private placements were not able to be sold pursuant to Rule 144 under the Securities Act until November 1, 2011. Accordingly, in the year ended December 31, 2011, an estimated contingent liability for $2,493,326 was accrued with a corresponding charge to earnings. There were no liquidated damages during the three months ended March 31, 2012 and 2011.

16       SHARE-BASED PAYMENTS

Effective June 30, 2010, the Board of Directors approved the Company’s 2010 Equity Incentive Plan ( the “Plan”). The maximum numbers of shares of common stock of the Company issuable pursuant to the Plan is 6,000,000 shares.  The Plan shall be administered by the Board; provided however, that the Board may delegate such administration to a plan Committee.

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

On August 4, 2010, the Company granted 700,000 stock options to employees, with a contractual term of 5 years. The exercise price of these stock options was $4.50 per share and the grant-date fair value of these stock options amounted to $1,338,761. These stock options vest over three years as follows: 30% shall vest and become exercisable one year after the grant date, 40% shall vest and become exercisable two years after grant date and 30% shall vest and become exercisable three years after the grant date.

On December 29, 2010, 600,000 stock options granted to certain employees on August 4, 2010, were cancelled. As compensation for such cancellation, the Company committed to pay these employees incremental cash payments during the period through August 2013. The fair value of the committed cash payment on December 29, 2010 was approximately $400,000 and no incremental compensation costs resulted from the cancellation of these stock options. Included in accrued expenses and other payables is approximately $223,613 representing the liability related to the committed cash payment as of March 31, 2012.

No options were granted during the three months ended March 31, 2012.

For the three months ended March 31, 2012 and 2011, share-based compensation expenses related to employee stock options charged to general and administrative expenses in the consolidated statements of operations were $406,098 and $310,973, respectively.

As of March 31, 2012, there were unrecognized compensation costs related to employee stock options of approximately $1,966,406. These costs are expected to be recognized on a straight-line basis, over the remaining weighted average service period of 1.19 years.

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

Hong Kong

Keyuan HK is incorporated in Hong Kong. Keyuan HK did not earn any income that was derived in Hong Kong for the three months ended March 31, 2012 and 2011 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Ningbo Keyuan and Ningbo Keyuan Petrochemicals are both incorporated in the PRC and the applicable PRC statutory income tax rate for both companies is 25%.

Components of income  before income tax expense arose in the following jurisdictions:

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)

PRC	$4,556,035	$8,629,792
U.S.	(798,123)	(938,337)
Hong Kong and BVI	(773,728)	(225,161)

Total income before income taxes	$2,984,184	$7,466,294

The Group’s income tax expense consists of current tax expense for the three months ended March 31, 2012 and 2011 and there was no deferred income tax expense.

17       INCOME TAXES (CONTINUED)

Reconciliation between income tax expense  and the amounts computed by applying the PRC statutory income tax rate of 25% to income  before income taxes is as follows:

	Three months ended March 31,
	2012		2011
	(unaudited)		(unaudited)

Income (loss) before income taxes	$2,984,184		$7,466,294

Computed expected income tax expense	746,046	25.00%	1,866,573	25.00%
NOLs from overseas subsidiaries
not recognized	407,008	13.60%	365,569	4.90%
Others	193,429	6.50%	20,009	0.30%
Actual income tax expense	$1,346,483	45.20%	$2,252,151	30.20%

The PRC income tax rate has been used because the majority of the Group’s consolidated income (loss) before income taxes arises in the PRC.

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. Further, the Company’s distributions from its PRC subsidiaries are subject to U.S. federal income tax at 35%, less any applicable qualified foreign tax credits. Due to the Company’s policy of permanently reinvesting substantially all of its earnings in its PRC business, the Company has not provided for deferred income tax liabilities for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed earnings of $34.5 million and $31 million as of March 31, 2012 and December 31, 2011, respectively.

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

In connection with the shipping of finished products, inaccurate product information has been provided to the PRC Port authority. In addition, through March 31, 2011, Ningbo Keyuan failed to withhold income tax of approximately $50,000 from payments to certain external service providers and employees. In consultation with PRC legal counsel, management has evaluated the contingencies associated with the provision of inaccurate information and expects that the penalty, if any, will not be significant and will not have a material impact on the consolidated financial statements. In addition, the Group had outstanding Letter’s of Credit as of March 31, 2012 of $61,945,056.

19       EARNINGS  PER SHARE

The following table sets forth the computation of basic net income  per share:

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Basic earnings per share:
Net income attributable to Keyuan
Petrochemicals, Inc. stockholders	$1,637,701	$5,214,143

Fixed dividends to Series B convertible
preferred stockholders	-	296,260

Net income attributable to Keyuan
Petrochemicals Inc. common stockholders	$1,637,701	$4,917,883

Weighted average common shares
(Denominator for basic income per share)	57,646,160	57,578,300

Effect of diluted securities:
- Series A convertible preferred stock	-	-
- Series B convertible preferred stock	-	5,400,010
- Series M convertible preferred stock	-	-
- Warrants	-	409,676
- Options	-	492,153
	57,646,160	63,880,139

Basic net income per share:	$0.03	$0.09

Diluted net income per share:	$0.03	$0.08

20       FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and 2011.

The fair values of cash, pledged bank deposits, bills receivable, consumption tax refund receivable, short-term bank borrowings, bills payable, and accounts payable approximate their respective carrying amounts due to their short-term nature. Amounts from related parties are not practicable to estimate due to the related party nature of the underlying transactions. The Group’s long-term debt, secured by various assets, bears interest at rates commensurate with market rates and therefore management believes carrying values approximate fair values.

21       SIGNIFICANT CONCENTRATIONS AND RISKS

As of March 31, 2012 and December 31, 2011, the Group held cash and pledged bank deposits in financial institutions of approximately $183,890,170 and $163,591,879, respectively. They were primarily held in major financial institutions located in  mainland China and the Hong Kong Special Administrative Region. Management believes that these financial institutions have high credit ratings.

Sales to the major customers, which individually exceeded 6% of the Group’s total annual net revenue, are as follows:

For three months ended March 31, 2012 (unaudited)			For three months ended March 31, 2011 (unaudited)
Largest	Amount of	% Total	Largest	Amount of	% Total
Customers	Sales	Sales	Customers	Sales	Sales

Customer A	$17,710,329	10%	Customer C	$28,767,142	20%
Customer B	13,879,025	8%	Customer E	22,543,658	16%
Customer C	12,159,536	7%	Customer D	13,889,494	10%
Customer D	11,868,747	6%	Customer F	10,298,926	7%
Customer E	11,046,399	6%	Customer H	8,129,979	6%

Total	$66,664,036	37%	Total	$83,629,199	58%

The Group currently buys a majority of its heavy oil, an important component of its products, from three suppliers. Although there are a limited number of suppliers of the particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for three months ended March 31, 2012 and 2011 were $104,650,648 and $81,947,818 respectively. These purchases represented 79% and 75% respectively of all of the Company’s purchases for three months end March 31, 2012 and 2011.The Company’s largest supplier accounted for  approximately $89.1 million and  $65.4 million or 67.1% and 61% of total purchases for the three months ended March 31, 2012 and 2011, respectively.

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

22       RELATED PARTY TRANSACTIONS AND RELATIONSHIPS AND TRANSACTIONS WITH CERTAIN OTHER PARTIES

(1)       Related Party Transactions

The Company considers all transactions with the following parties to be the related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder
Mr. Jicun Wang	Principal stockholder
Mr. Peijun Chen	Principal stockholder
Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang
Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan
Mr. Weifeng Xue	Vice President of Accounting, Ningbo Keyuan, through August 2011
Mr. Hengfeng Shou	Vice President of Sales, Ningbo Keyuan Petrochemical
Ningbo Kewei Investment Co., Ltd.	A company controlled by Mr. Tao through October 2011
(Ningbo Kewei)
Ningbo Pacific Ocean Shipping Co., Ltd	100% ownership by Mr. Wang
(Ningbo Pacific)
Ningbo Hengfa Metal Product Co., Ltd	100% ownership by Mr. Chen
(Ningbo Hengfa, former name "Ningbo Tenglong")
Shandong Tengda Stainless Steel Co., Ltd	100% ownership by Mr. Chen
(Shandong Tengda)
Ningbo Xinhe Logistic Co., Ltd	10% ownership by Ms. Huang
(Ningbo Xinhe)
Ningbo Kunde Petrochemical Co, Ltd.	Mr. Tao’s mother was a 65% nominee shareholder for Mr. Hu, a third party through September 2011
(Ningbo Kunde)
Ningbo Jiangdong Jihe Construction Materials	Controlled by Mr. Xue’s Brother-in-law
Store (Jiangdong Jihe)
Ningbo Wanze Chemical Co., Ltd	Mr. Tao’s sister-in-law is the legal representative
(Ningbo Wanze)
Ningbo Zhenhai Jinchi Petroleum Chemical	Controlled by Mr. Shou
Co., Ltd (Zhenhai Jinchi)

Related party transactions and amounts outstanding with the related parties as of and for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)

Sales of products (a)	$-	$22,609,819
Purchase of raw material (b)	$-	$7,023,135
Purchase of transportation services (c)	$561,115	$611,373
Credit line of guarantee provision for bank borrowings (d)	$-	$-
Loan guarantee fees (d)	$-	$337,254
Short-term financing from related parties (e)	$-	$7,738,095
Short-term financing to related parties (e)	$-	$7,609,000
Amount due from related parties (f)	$-	$5,382,675
Amount due to related parties (g)	$113,798	$133,170

(a)
The Group sold finished products of nil and $22,543,658 to Ningbo Kunde for the three months ended March 31, 2012 and 2011, respectively. The prices were based on market prices at the time of transactions. There were outstanding amounts of nil and $65,798 received in advance from Kunde as of March 31, 2012 and 2011, respectively. Sales to Zhenhai Jinchi for the three months ended March 31, 2012 and 2011 were nil and $66,161 with no outstanding balance.

(b)
The Group purchased raw materials of nil and $7,023,135 from Ningbo Kunde during the three month ended March 31, 2012 and 2011, respectively. The outstanding payment in advance to Ningbo Kunde as of March 31, 2011 in respect of these purchase transactions was $5,344,500.

(c)
The Group purchased transportation services of $561,115 and $611,373 from Ningbo Xinhe during the three months ended March 31, 2012 and 2011, respectively, and amounts owed to Ningbo Xinhe as of March 31, 2012 and 2011 in respect of these purchase transactions was $107,757 and $51,045, respectively

(d)	Guarantees for Bank Loans

	Guarantee provided during		Bank Loans guaranteed as of
	the three months ended March 31		March 31,	December 31,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)

Mr. Tao	$-	$-	$15,840,000	$34,628,000
Jicun Wang and Chen	$-	$-	$1,899,216	$1,983,523
Ningbo Kewei	$-	$-	$-	$29,700,067
Ningbo Pacific	$-	$-	$23,975,791	$27,918,200
Ningbo Hengfa	$-	$-	$-	$14,795,600
Shandong Tengda	$-	$-	$-	$944,400
Total	$-	$-	$41,715,007	$109,969,790

Beginning in 2011 loan guarantee fees of 0.3% the loan principal guaranteed are to be paid annually. During the three months ended March 31, 2012, loan guarantee fees were $32,767 and $58,132 for Ningbo Hengfa and Ningbo pacific , respectively. During the three months ended March 31, 2011, loan guarantee fees were $76,472, $122,879 and $137,903 for Ningbo Hengfa, Ningbo Pacific and Ningbo Kewei, respectively.

(e)	Short-term financing transactions with related parties

	Three Months Ended March 31(unaudited)
	2012			2011
	From	To	Balance	From	To	Balance

Ningbo Kewei	-	-	-	-	-	-
Ningbo Kunde	-	-	-	5,326,300	(5,326,300)	-
Jiangdong Jihe	-	-	-	2,411,795	(2,282,700)	(16,336)

	-	-	-	7,738,095	(7,609,000)	(16,336)

(i)	Transactions during the year are translated at average exchange rates.

(ii)	Balances at year end are translated at the balance sheet exchange rate.

(f)
Amounts due from related parties of $39,600 at March 31, 2012 consist of amounts due from  Mr. Tao for advances made for business expenses, which advances are unsecured, interest free and due on demand.

(g)	Amount due to related parties consists of the following:

	March 31,	December,31
Related Party	2012	2011
	(unaudited)

Ningbo Xinhe	$113,798	$621,077
	$113,798	$621,077

Amount due to related parties represent balances due for raw materials purchase and freight charges.

(2)	Relationships and transactions with certain other parties

The Group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd	Former 12.5% nominee shareholder of Ningbo
(Ningbo Litong)	Keyuan
Ningbo Jiangdong Haikai Construction	Controlled by cousin of Mr. Weifeng Xue, former
Materials Store (Jiangdong Haikai)	Vice President of Accounting through August 2011
Ningbo Jiangdong Deze Chemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue,
(Jiangdong Deze)	Vice President of Accounting through August 2011
Ningbo Anqi Petrochemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue,
(Ningbo Anqi)	Vice President of Accounting through August 2011
Ningbo Kewei Investment Co., Ltd	A related party through September 2011when control transferred
(Ningbo Kewei)
Ningbo Kunde Petrochemical Co., Ltd	A related party through September 2011 when control transferred
(Ningbo Kunde)

Transactions and amounts outstanding with these  parties for the three months ended March 31, 2012 and 2011 are summarized as follows:

	2012	2011
	(unaudited)	(unaudited)
Sales of products (h)	$22,287,086	$768,068
Purchase of raw material (i)	$445,871	$-
Credit line of guarantee provision for bank borrowings (j)	$164,186,000	$-
Loan guarantee fees (j)	$-	$202,952
Short-term financing from theses parties (k)	$-	$34,692,475
Short-term financing to these parties (k)	$-	$38,174,353
Amounts due from these parties	$-	$5,726,250
Amounts due to these parties	$4,019,111	$-

(h)
The Group sold finished products of $10,127,548 and $768,068 to Ningbo Litong for the three months ended March 31, 2012 and 2011 (unaudited), respectively. Amounts received in advance from Litong were $2,751,911 and $17,620 as of March 31, 2012 and 2011 (unaudited), respectively. The Group sold finished products of  $12,159,538 to Ningbo Kunde for the three months ended March 31, 2012 (unaudited). There were outstanding amounts of $1,267,200 received in advance from Kunde as of March 31, 2012 (unaudited).

(i)	The Group purchased raw materials of $445,871 and $10,418,407 from Ningbo Litong during thethree months ended March 31, 2012 and 2011 (unaudited), respectively.

(j)	Guarantees for Bank Loans

	Guarantee provided during the three months ended		Bank loans guaranteed as of
	March 31		March 31,	December 31,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)

Ningbo Litong	$25,344,000	$-	$54,136,302	$61,632,077
Ningbo Kewei	$-	$-	$12,807,492	$-

Beginning in 2011 loan guarantee fees of 0.3% the loan principal guaranteed after January 1, 2011 are to be paid quarterly. In the three months ended March 31, 2012, loan guarantee fees were $194,564 and $165,621 for Ningbo Litong and Ningbo Kewei, respectively. In the three months ended March 31, 2011, loan guarantee fees were $202,952 for Ningbo Litong.

(k)	Short-term financing transactions

Historically the Group and its theses parties have provided each other with short-term financing, typically, in the form of cash, bills receivable and bills payable.

	Three Months Ended March 31 (unaudited)
	2012			2011
	From	To	Balance	From	To	Balance

Ningbo Litong	-	-	-	25,280,142	(28,762,020)	5,726,250
Jiangdong Deze	-	-	-	2,587,060	(2,587,060)	-
Ningbo Anqi	-	-	-	6,825,273	(6,825,273)	-

	-	-	-	34,692,475	(38,174,353)	5,726,250

(i)	Transactions during the period are translated at average exchange rates.
(ii)	Balances at period end are translated at the balance sheet exchange rate,

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Keyuan  for the three months ended March 31, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In order to facilitate the Company’s future growth, Ningbo Keyuan Petrochemicals, Ltd. was incorporated in Ningbo, China with a registered capital of $3 million as a wholly-owned subsidiary of Keyuan Group Limitd (the Hong Kong entity) on August 27, 2010. Ningbo Keyuan Petrochemicals is responsible for the sales and marketing, raw materials sourcing and market analysis for the Company. Dr. Jingtao Ma was appointed as the General Manager of the new entity. Dr. Ma was the head of the former sales and marketing division at Keyuan. This new entity will also serve as the “market thermometer” that can better monitor market conditions and obtain first hand market data through buying and selling activities. Management believes that the consolidation of the sales and marketing and raw material procurement function under one business unit will help efficiently manage the future expansion of the Company. In addition, on December 2, 2011, Mr. Jingtao Ma was appointed as the new General Manager of Ningbo Keyuan, replacing Mr. Chunfeng Tao so that Mr. Tao can focus on the overall development and strategy of the Company.

In April 2011, we expanded our annual production capacity from 550,000 MT to 720,000 MT in April 2011. We also completed the construction of a Styrene-Butadience-Styrene (the “SBS”) production facility with an annual production capacity of 70,000 MT in September 2011.  One SBS production line began commercial production in December 2011. In addition, we plan to complete an additional storage capacity, a raw material pre-treatment facility and an asphalt production facility by the end of 2012. However, management is currently evaluating the effectiveness and feasibility of the entire manufacturing capacity expansion strategy considering the long-term development and the industry environment and the timetable may be adjusted based on the evaluation results.

In January 2012, we signed a cooperation agreement with Fangchenggang City to build a new petrochemicals production facility in Guangxi Keyuan New Materials Industrial Park, in Guangxi Province. The total investment amount to construct this new production facility is RMB 12.8 billion (approximately USD $2.02 billion).  We commenced pre-construction activities in February 2012 and intend to finish the initial stage of construction and begin operations by the end of 2013. However, the timeline is subject to revision pending the status of project financing. This new production facility, as a part of our expansion plan will improve our competitive position by extending and expanding our supply chain and manufacturing base. Once the facility is fully operational, it is expected to have annual production capacity of 400,000 metric tons of Acrylonitrile Butadiene Styrene (the “ABS”). We plan to fund the construction and operation of the new production facility through outside financing. If such financing is not available at terms acceptable to us, construction of this facility will be delayed until appropriate financing is available. According to the cooperation agreement, the government of Fangchenggang City will be responsible to provide land use right for the facility.

Our Facility and Equipment

Facility

As of March 31, 2012, we have invested a total of approximately $212 million in the construction and improvement of our production facility. Our current production facility encompasses roughly 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired an additional 1.2 million square feet of land in August 2010 for our future expansion.

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

Expansion Plan

Our annual designed manufacturing capacity was 550,000 metric tons of a variety of petrochemical products at the end of 2010. In order to meet the increasing market demands, we upgraded the catalytic pyrolysis processing equipment used in production facilities to expand the capacity from 550,000 MT to 720,000 MT. This capacity expansion project started in March 2011 and was completed in April 2011. We also completed building an SBS production facility which is capable of producing up to70,000 MT in September 2011. We are planning to expand our facility to include additional storage capacity, a raw material pre-treatment facility , an asphalt production  and ABS production facility.
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

Other Expansion Projects

In addition to the SBS production facility, we plan to increase our current 100,000 MT storage capacity to 280,000 MT. Management believes that the increased storage capacity will allow the Company to take better advantage of sales price variations of raw materials and our products, as well supporting the storage needs resulting from our various expansion projects and our corresponding increased overall production capacity. We also plan to build a pretreatment facility and an asphalt facility on the land that was acquired in August 2010. The pretreatment facility will allow us to handle lower grade raw materials thereby allowing us to further decrease overall raw material costs. In addition, this facility will improve efficiency in current production process andprovide the necessary feedstock for our planned asphalt production. The new asphalt facility will be capable of producing as much as 300,000 MT annually once it is completed. Once completed and fully operational, we estimate that the new asphalt facility will generate approximately $298 million in sales and approximately $30 million of additional profits a year.  We also entered into a cooperation agreement with Fanchenggang City to build a ABS production facility with an estimated annual production of 400,000 MT ABS upon completion.

The actual and estimated schedule of our expansion plan is as follows:

Completed SBS facility in September 2011

Completed Trial Production and began SBS production and sales in the fourth quarter of 2011
Complete storage capacity expansion, pretreatment facility and asphalt by December 31, 2012
Complete first phase construction of an ABS facility by the end of 2013

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

Currently,  management is evaluating the effectiveness and feasibility of the whole manufacturing capacity expansion strategy based upon the longterm development and the industry environment  and, therefore ,the company may make adjustments to one or more of the projects according to the evaluation results.

Manufacturing and Sales

Our total production of finished products was 160,613  MT for the three months ended March 31, 2012 and we generated $183.3 million in revenue based on the sale of 157,854 MT of petrochemical products, which  represented a 25% increase  from the same period of 2011.

Results of Operations

The following table sets forth information from our statements of comprehensive income for the three months ended March 31, 2012 and 2011.

Comparison of the three months ended March 31, 2012 and 2011.

	For the three months Ended March 31		Period to Period Comparison
	2012	2011	Increase/ (decrease)	Percentage Change
Sales
Third Parties	$183,324,688	$124,154,798	$59,169,890	48%
Related Parties	-	22,609,819	(22,609,819)	(100%)

Total Sales	183,324,688	146,764,617	36,560,071	25%

Cost of Sales
Third Parties	173,851,709	113,814,197	60,037,512	53%
Related Parties	-	20,299,359	(20,299,359)	(100%)

Cost of Sales	173,851,709	134,113,556	39,738,153	30%

Gross Profit	9,472,979	12,651,061	(3,178,082)	(25%)

Operating Expenses
Selling Expenses	252,906	539,132	(286,226)	(53%)
General and administrative Expenses	2,610,195	3,235,080	(624,885)	(19%)
Total Operating Expenses	2,863,101	3,774,212	(911,111)	(24%)

Income from Operations	6,609,878	8,876,849	(2,266,971)	(26%)

Other Income(Expense)
Interest Income	939,234	906,944	32,290	3.6%
Interest Expense	(4,378,700)	(3,196,629)	(1,182,071)	37%
Other income (expense),net	(186,228)	879,130	(1,065,358)	(121%)
Total other Expenses:	(3,625,694)	(1,410,555)	(2,215,139)	157%

(Loss) income before provision for income taxes	2,984,184	7,466,294	(4,482,110)	(60%)
Income tax expense	1,346,483	2,252,151	(905,668)	(40%)
Net (Loss) Income	1,637,701	5,214,143	(3,576,442)	(69%)

Other comprehensive income
Foreign currency translation adjustment	577,412	557, 297	20,115	3.6%

Comprehensive (loss) Income	$2,215,113	$5,771,440	(3,556,327)	(62%)

Sales: Our sales for the three months ended March 31, 2012 were approximately $183.3 million, compared to sales of $146.8 million for the three months ended March 31, 2011, an increase of $36.6 million, or 25.0%. The substantial increase in our sales was due to the higher capacity utilization coupled with higher average sales price for our products compared to the comparable period in 2011. In the three months ended March 31, 2012 we sold 157,853 metric tons of chemical products at an average price of $1,161 per metric ton, as compared to the sale of 148,768 metric tons of chemical products at an average price of $834 per metric ton in the three months ended March 31, 2011. This represents a 39% increase in average sales price and 6% increase in overall metric tons sold.

Cost of Sales: Our overall cost of sales was approximately $173.9 million for the three months ended March 31, 2012, or 94.9% of sales, as compared to cost of sales of approximately $134.1 million, or 91.4% of sales for the three months ended March 31, 2011. Our cost of sales are primarily composed of the costs of direct raw materials (mainly heavy oil, benzene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase in the percentage of cost of sales was due to the higher price of raw materials compared to the corresponding period in 2011.

Gross Profit: As a result of the increase in sales and the percentage of cost of sales, gross profit for the three months ended March 31, 2012 was approximately $9.5 million as compared to $12.6 million for the comparable period in 2011. Our gross margin decreased from 8.6 % for the three months ended March 31, 2011 to 5.2% for the three months ended March 31, 2012.

Operating Expenses: Operating expenses, including selling expenses, and general and administrative expenses, were approximately $2.9 million, or 1.6% of sales for the three months ended March 31, 2012 as compared to $3.8 million, or 2.6% of sales for the comparable period in 2011, a decrease of approximately $0.9 million, or an additional 1.0% of overall sales. The decrease in these expenses was due to the Company’s implementation of comprehensive budget management beginning in  January 2012.

Interest Expense (net): For the three months ended March 31, 2012, interest expense (net) was approximately $3.4 million as compared to interest expense (net) of approximately $2.3 million, for the comparable period in 2011. The increase in interest expense is mainly due to the increased interest cost associated with the discounting of bank acceptance notes and higher interest rates, together with  increased bank borrowings.

Net Income/loss: Net income attributable to common stockholders for the three months ended March 31, 2012 was approximately $1.6 million, or 0.8% of sales as compared to net income attributable to common stockholders of approximately $5.2  million, or 3.5% of sales in the same period in 2011.This decrease was mainly due to higher cost of sales in 2012,compared the same period of 2011.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $0.58 million for the three months ended March 31, 2012. The balance sheet amounts, at March 31, 2012, with the exception of equity were translated at RMB6.3131 to 1.00 U.S. dollar. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the three months ended March 31, 2012 and 2011were RMB6.2972 and RMB6.57117, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
Net cash (used in)provided by operating activities	(30,018,472)	52,648,387
Net cash used in investing activities	(10,352,581)	35,566
Net cash (used in) provided by financing activities	55,847,075	(31,395,839)

Net cash used in operating activities was approximately $30 million for the three months ended March 31, 2012 as compared to net cash provided by operations of approximately $52.6 million for the same period in 2011. For the three months ended March 31, 2012, the increase net cash used in operations was primarily caused by the increase in inventory, increase in prepayments to suppliers and the increase in consumption tax refund receivable.

Net cash used in investing activities was approximately $10.4 million and $0.03 million for the three months ended March 31, 2012 and 2011, respectively. Net cash used in investing activities was primarily focused on payments for the infrastructure construction and the expansion of our facility. As we move forward with our expansion, it is expected that net cash used in investing activities will be consistent throughout 2012.

Net cash provided by financing activities amounted to approximately $55.8 million for the three months ended March 31, 2012. Net cash used in financing activities amounted to approximately $31.4 million for the same period in 2011. For the three months ended March 31, 2012, the net cash provided by financing activities was through an increase in bank borrowings and bills payable.

We have entered into loan agreements with our primary lenders, Bank of China, China Construction Bank, Agricultural Bank of China, etc. under which we have term loans. As of March 31, 2012, we had an aggregate principal amount of approximately $256.5 million outstanding under the loan agreements, with maturity dates from April 2012 to March 2013 and interest rates from 3.10% to 7.93% per annum. The loan agreements contain customary affirmative and negative covenants and were mainly guaranteed by third parties and individual persons or secured by a lien on our property and equipment. Historically, all debts due have been paid back by the Company in a timely manner. All short-term bank loans are revolving loans whose terms (at due date of payment) are generally extended by the lender. As of March 31, 2012, we were in compliance with the terms of our loan agreements. As such, management expects most unpaid loan balances will be extended at their due dates. Depending on our capital needs, the Company evaluates whether to apply for additional long-term bank loans when they are paid back. The Company currently has sufficient lines of credit with the banks for both short-term and long-term borrowings.

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

Since the commencement of investigation, the Company has been focused on improving its internal controls and procedures. Because of  the material weaknesses described in Item 9A. “Controls and Procedures” in our annual report on Form 10-K for the year ended December 31, 2011, that the Company is still in the process of remediating to strengthen its internal control,  management concluded that,  as of March 31, 2012, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of annual report on Form 10-K for the year ended December 31, 2011 for the description of these weaknesses.

As of March 31, 2012, the Company has taken and has begun to take the following measures to remediate the material weaknesses:

1) A review of the responsibilities of senior management and a restructuring of our organization chart in order to provide for proper segregation of duties, including but not limited to:

a)
Restructuring of our previous accounting department into Planning Finance Department and Funds Department, and streamlining the department’s roles to ensure clear responsibilities, work efficiency and adequate oversight of the CFO; and

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

b)
Evaluation of the duties and responsibilities of the CEO and his role in day-to-day operations of the Company and the control environment; and the appointment of Mr. Jiangtao Ma as General Manger of Ningbo Keyuan in December 2011 to replace Mr. Tao, so that Mr. Tao can focus on the Company’s overall development and strategy;

c)	Implementation of a comprehensive budget management procedure based upon the evaluation of the management and proposals from an outside consultant to assist with SOX 404 compliance; and

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

3) Implementation of additional controls and procedures to ensure the preparation and review of complete and transparent US GAAP financial statements in a timely and efficient manner, including but not limited to:

a)	Additional training in U.S. GAAP for our accounting staff to ensure the accuracy of the Financial statement; and

b)	Hiring of additional qualified accounting personnel, including an experienced controller;

4) Cessation of the use of an off-balance sheet cash account and the adoption of policies and procedures to prevent the future use of off balance sheet accounts as well as development of new policies and procedures to strengthen effective management and day-to-day operation of funds;

5) Implementation of new procedures for the identification and approval of and appropriate disclosure of related party transactions;

6) Development and implementation of Customer Access System and Database Management System to review business licenses and other related documents, as well as conducting site visits to current and potential customers to ensure their good standing and improve the Company’s recording of transactions;

7) Implementation of new policies and procedures to ensure that all transactions are supported by sufficient documentation;

8) Development and implementation of policies and procedures that provide continuous risk assessment of legal and regulatory considerations related to business activities;

9) Development of policies to ensure that all identified contingencies are evaluated completely and in a timely manner;

10) Development and implementation of policies and procedures to ensure that revenues are properly recorded and all invoices are appropriately reviewed by accounting personnel;

11) Implementation of policies and procedures to ensure inventory purchases are properly recorded;

12) Implementation of policies and procedures to ensure that all liabilities are recorded on the proper period;

13) Development and implementation of policies and procedures to ensure that financial information is appropriately shared during inter-departmental meetings;

14) Development and implementation of procedures to set up an effective incentive system and commitment system to retain  personnel and prevent talent losses; and

15) Planned adoption of a Corporate Best Practices Manual;

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the material weaknesses.

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

On November 15, 2011, The Rosen Law Firm, P.A. filed a class action suit, alleging the Company had violated federal securities laws by issuing materially false and misleading statements and omitting material facts with regard to disclosure of related party transactions and the effectiveness of internal controls in past public filings. The case is currently at the discovery stage.  We believe there is no basis to the suit filed by the Rosen Law Firm and intend to contest the case vigorously.

On January 9, 2012, Ningbo Keyuan filed a law suit in Ningbo Beilun District People’s Court against Zhenjiang Kaiyuan Installation Group (now known as Zhenjiang Industry Equipment Installation Group Co., Ltd) in breach of a project construction contract and alleged damages of RMB 98,000. Zhenjiang Industry Equipment filed a counter claim requiring us to pay RMB 9,825,615 of project cost and RMB 1,350,000 of interest. The two parties have settled the case and Ningbo Keyuan agreed to pay Zhenjiang Industry Equipment in a total amount of RMB 7,220,000 (approximately $1,144,738).

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

ITEM 4.  Mine Safety Disclosures

     Not applicable

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

3.2	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2010)
3.3	Amended Bylaws of Keyuan Petrochemicals, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 7, 2010)
4.1	Certificate of Designation of Rights and Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on April 28, 2010)
4.2	Certificate of Designation of Rights and Preferences of Series M Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 28, 2010)
4.3	Certificate of Designation of Rights and Preference of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 30, 2010)
10.1	Independent Director Agreement of Gerry Goldberg, dated August 1, 2011(incorporated by reference to Exhibit 10.21 of the Registrant’s Form S-1 filed on November 3, 2010).
10.2	Independent Director Agreement of Michael Rosenberg, dated August 1, 2011(incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 filed on November 3, 2010).
10.3	Amendment to Independent Director Agreement of Dishen Shen, dated September 30, 2011 (incorporated by reference to Exhibit 10.23 of the Registrant’s Form S-1 filed on November 3, 2010).
31.1	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2012	Keyuan Petrochemicals, Inc.

By: /s/ Chunfeng Tao
Chunfeng Tao
Chief Executive Officer & President

By: /s/ Fan Zhang
Fan Zhang Acting Chief Financial Officer/Vice President of Accounting