Form 10-Q
period 2012-06-30
Keyuan Petrochemicals, Inc.
filed 2012-08-20
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 15, 2012, the Registrant has 57,646,160 shares of common stock outstanding and 5,333,340 shares of Series B Preferred Stock outstanding.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this interim report on Form 10-Q (this “Form 10-Q”) to the “Company,” “Keyuan” “we”, “us” or “our” are references to the combined business of Keyuan Petrochemicals, Inc. and its consolidated subsidiaries.  References to “Keyuan International” are references to our wholly-owned subsidiary, Keyuan International Group Limited”; references to “Keyuan HK” are references to our wholly-owned subsidiary, Keyuan Group Limited; references to “Ningbo Keyuan” are references to our wholly-owned subsidiary, Ningbo Keyuan Plastics Co.,Ltd.; references to “Ningbo Keyuan Petrochemicals” are to our wholly-owned subsidiary, Ningbo Keyuan Petrochemicals Co., Ltd;  references to “Keyuan Synthetic Rubbers” are references to our wholly-owned subsidiary, Ningbo Keyuan Synthetic Rubbers Co., Ltd.; References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

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

PART I – FINANCIAL INFORMATION
KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
	Note	2012	2011
		(Unaudited)
ASSETS
Current assets:
Cash	3	$9,879,169	$7,325,017
Pledged bank deposits		239,816,494	156,318,066
Bills receivable		3,309,663	1,574,000
Accounts receivable	4	4,014,076	2,226,288
Inventories	5	73,048,249	38,945,968
Prepayments to suppliers	6	44,507,626	15,781,294
Consumption tax refund receivable	7	107,023,606	55,809,560
Amounts due from related parties	22	39,625	39,350
Other current assets	8	60,646,615	45,978,428
Deferred income tax assets	17	37,609	37,348

Total current assets		542,322,732	324,035,319

Property, plant and equipment, net	9	209,768,917	190,867,621
Intangible assets, net	10	931,848	978,503
Land use rights	11	10,920,476	11,068,762
VAT recoverable		2,541,215	2,893,635

Total assets		$766,485,188	$529,843,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	12	$393,534,612	$225,969,421
Bills payable		111,267,000	63,550,250
Current portion of long-term bank borrowings	13	15,850,000	15,740,000
Accounts payable		79,936,476	97,588,137
Advances from customers	4	41,202,535	7,821,623
Accrued expenses and other payables	14	30,254,525	30,287,946
Income taxes payable	17	1,224,165	186,326
Dividends payable		2,381,759	2,381,759
Amounts due to related parties	22	768,313	621,077

Total liabilities, all current		676,419,385	444,146,539

Series B convertible preferred stock:
Par value: $0.001; Authorized: 8,000,000 shares
6% cumulative dividend for one year from insurance, with liquidation preference over common stock
Issued and outstanding: 5,333,340 shares,
liquidation preference of $20,000,000		16,451,552	16,451,552

Commitments and contingencies	18	-	-

Stockholders’ equity:
Common stock:
Par value:$0.001; Authorized: 100,000,000 shares;
Issued and outstanding: 57,646,160 shares as at June 30, 2012 and
December 31, 2011		57,646	57,646
Additional paid-in capital		49,951,346	49,198,278
Statutory reserve		3,744,304	3,744,304
Accumulated other comprehensive income		7,253,902	6,545,811
Retained earnings		12,607,053	9,699,710

Total stockholders’ equity		73,614,251	69,245,749

Total liabilities and stockholders' equity		$766,485,188	$529,843,840

See accompanying notes to the condensed consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales
External parties	$184,425,717	$115,281,945	$367,750,405	$239,436,744
Related parties	-	35,607,658	-	58,217,477

Total Sales	184,425,717	150,889,603	367,750,405	297,654,221

Cost of sales
External parties	178,005,456	111,055,933	351,857,165	224,870,131
Related parties	-	37,977,326	-	58,276,685

Total Cost of sales	178,005,456	149,033,259	351,857,165	283,146,816

Gross profit	6,420,261	1,856,344	15,893,240	14,507,405
Operating expenses
Selling expenses	388,217	215,548	641,123	754,680
General and administrative expenses	2,656,620	4,529,744	5,266,815	7,764,824

Total operating expenses	3,044,837	4,745,292	5,907,938	8,519,504

Income (loss) from operations	3,375,424	(2,888,948)	9,985,302	5,987,901

Other income (expense):
Interest income	1,882,812	781,941	2,822,046	1,688,885
Interest expense	(2,930,281)	(2,638,734)	(7,308,982)	(5,835,364)
Foreign exchange (loss) gain, net	(542,352)	3,200,356	(364,518)	2,052,713
Liquidated damages expense	-	(1,300,730)	-	(1,300,730)
Other income (expense), net	147,022	1,689,404	(217,039)	3,716,178

Total other expense (income)	(1,442,799)	1,732,237	(5,068,493)	321,682

Income (loss) before income taxes	1,932,625	(1,156,711)	4,916,809	6,309,583

Income tax expense	870,277	665,828	2,009,469	2,917,979
Net income (loss) attributable to Keyuan
Petrochemicals Inc. stockholders	1,062,348	(1,822,539)	2,907,340	3,391,604

Dividends to Series B convertible
preferred stockholders	-	306,247	-	602,507
Net income (loss) attributable to Keyuan
Petrochemicals Inc. common stockholders	$1,062,348	$(2,128,786)	$2,907,340	$2,789,097
Net income (loss) attributable to Keyuan
Petrochemicals Inc. stockholders	$1,062,348	$(1,822,539)	$2,907,340	$3,391,604

Other comprehensive income
Foreign currency translation adjustment	130,680	617,550	708,091	1,174,874

Comprehensive Income (loss)	$1,193,028	$(1,204,989)	$3,615,431	$4,566,478

Earnings (loss) per share: Attributable to common stock:
- Basic	$0.02	$(0.04)	$0.05	$0.05
- Diluted	$0.02	$(0.04)	$0.05	$0.05

Weighted average number of shares of common stock used in calculation
Basic	57,646,160	57,579,239	57,646,160	57,578,896
Diluted	62,979,500	57,579,239	62,979,500	63,836,892

See accompanying notes to the condensed consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,907,340	$3,391,604
Adjustments to reconcile net income to net cash
(Used in) provided by operating activities:
Loss on disposal of property and equipment	-	3,504
Depreciation	5,452,134	4,671,566
Amortization	53,548	51,675
Land use rights amortization	225,868	217,999
Share-based compensation expense	819,496	1,285,185
Changes in operating assets and liabilities:
Bills receivable	(1,726,404)	5,665,046
Account receivable	2,244,109	-
Inventories	(33,864,254)	(14,517,420)
Prepayments to suppliers	(25,882,018)	11,118,823
Consumption tax refund receivable	(50,875,322)	5,455,515
Other current assets	(16,565,560)	(23,036,081)
Accounts payable	(18,462,125)	44,000,832
Advances from customers	29,341,763	4,320,196
Income taxes payable	879,675	(9,427,659)
Accrued expenses and other payables	(1,483,151)	1,500,872

Net cash(used in) provided by operating activities	(106,934,901)	34,701,657

Cash flows from investing activities:
Proceeds from property disposal of property and equipment	-	10,512
Purchase of property, plant and equipment,	(21,295,703)	(11,574,245)

Net cash used in investing activities	(21,295,703)	(11,563,733)

Cash flows from financing activities:
Pledged bank deposits used for bank borrowings	(82,489,175)	(52,211,458)
Proceeds from short-term bank borrowings	457,866,240	74,477,809
Repayment of short-term bank borrowings	(291,149,318)	(45,167,450)
Proceeds from bills payable	111,379,320	51,215,295
Repayment of bills payable	(64,058,975)	(60,784,670)
Repayments of long-term bank borrowings	-	(13,014,350)
Short-term financing from related parties	-	13,144,234
Short-term financing to related parties	-	(13,144,234)
Repayment to Ningbo Litong	-	(95,094)
Proceeds from warrant exercise	-	7,332
Dividends paid	-	(1,396,964)

Net cash provided by (used in) financing activities	131,548,092	(46,969,550)

Effect of foreign currency exchange rate changes on cash	(763,336)	278,395

Net increase (decrease) in cash	2,554,152	(23,553,231)

Cash at beginning of the period	7,325,017	29,336,241

Cash at end of the period	$9,879,169	$5,783,010

Supplemental disclosure of cash flow information:
Income taxes paid	$1,028,792	$12,345,638
Interest paid, net of capitalized interest	$588,578	$5,835,363
Non-cash financing activities:
Payable for purchase of property, plant and equipment	$4,433,893	$24,433,051

See accompanying notes to the condensed consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

1            ORGANIZATION AND DESCRIPTION OF BUSINESS

(a)          Organization

Keyuan Petrochemicals, Inc. (the “Company”) was incorporated in the State of Texas on May 4, 2004 in the former name of “Silver Pearl Enterprises, Inc”.  The Company, through its wholly-owned subsidiary, Keyuan International Group Limited (“Keyuan International”) and its indirect subsidiaries, Keyuan Group Limited (“Keyuan HK”),  Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”), Ningbo Keyuan Petrochemicals Co., Ltd. (Ningbo Keyuan Petrochemicals), Ningbo Keyuan Synthetic Rubbers Co., Ltd. (“Ningbo Keyuan Synthetic Rubbers”), and Guangxi Keyuan New Materials Co., Ltd. (“Guanxi Keyuan”), are collectively referred herein below as “the Group” and are engaged in the manufacture and sale of petrochemical products in the People’s Republic of China (“PRC”).

(b)         Other Events

In 2011, the Company’s former auditor, KPMG, LLP (“KPMG”), brought certain issues to the Company’s Audit Committee’s attention through a March 28, 2011 memorandum and an April 18, 2011 letter (collectively, the “KPMG Memoranda”). KPMG requested that the Company’s Audit Committee conduct an independent investigation (the “Independent Investigation”) into those issues. On March 31, 2011, the Audit Committee elected to commence such Independent Investigation and engaged the services of independent counsel, Pillsbury Winthrop Shaw Pittman LLP (“Pillsbury”), which in turn engaged the services of Deloitte Financial Advisory Services LLP (“Deloitte”), as independent forensic accountants, and King & Wood, as Audit Committee counsel in the PRC. Pillsbury, Deloitte and King & Wood are collectively referred to herein as the “Investigation Team”. On September 28, 2011, the Independent Investigation was completed. The Independent Investigation identified possible violations of PRC laws and U.S. Securities laws, including the maintenance of an off-balance sheet cash account that was used primarily to pay service providers and other Company-related expenses. Total activity in the off-balance sheet cash account amounted to approximately $800,000 through December 31, 2010, with a net income statement effect of approximately $12,000, and $400,000 for the period from January 1, 2011 to March 31, 2011, with a net income statement effect of approximately $192,000, at which time the Company ceased its use. The Independent Investigation identified certain other issues that could result in potential violations of PRC or U.S. laws. The Company continues to work with its legal counsel to evaluate the matters identified in the investigation and to determine the extent to which the Company may be exposed to fines and penalties. The Company has preliminarily concluded that the extent to which it may be exposed to fines and penalties in the PRC is limited, and to date, has not received any PRC governmental or regulatory communication or inquiry related to these matters. However, management is currently unable to determine the final outcome of these matters and their possible effects on the consolidated financial statements.

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

2           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the financial statements of the Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2011 and 2010, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computation as the audited financial statements for the years ended December 31, 2011 and 2010. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

3           CASH

Cash consists of cash on hand and cash at banks. As of June 30, 2012 and December 31, 2011, cash of $9,029,095 and $7,101,505, respectively, was held in major financial institutions located in the PRC; and cash of $736,386 and $124,355, respectively was held in the Hong Kong Special Administrative Region. Management performs periodic evaluations of the relative credit standings of these major financial institutions, and believes that these major financial institutions have high credit ratings.

4           ACCOUNTS RECEIVABLE

The Group generally requires a prepayment of 100% of the sales contract price from its customers shortly before products are delivered. Such prepayment is recorded as “advances from customers” in the Group’s consolidated balance sheet, until the products are delivered and the customer takes ownership and assumes the risk of loss. With the approval of the Company’s general manager, the Company occasionally extends credit to its long-term customers with a good credit rating. As of June 30, 2012 and December 31, 2011, the balance of accounts receivable was $4,014,076 and $2,226,288 respectively. The $4,014,076 of accounts receivable as of June 30, 2012 was received in July 2012.

5           INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2012	2011
	（Unaudited）
Raw materials	$48,865,084	$26,226,388
Finished goods	20,219,210	10,891,825
Work-in-process	3,963,955	1,827,755

Total	$73,048,249	$38,945,968

6           PREPAYMENTS TO SUPPLIERS

As of June 30, 2012 and December 31, 2011, prepayments to suppliers are made in connection with the purchase of raw materials and the construction of the Group’s facilities. Prepayments to suppliers are reclassified to inventories or construction-in-progress, when the Group applies the prepayments to related purchases of materials after the related invoices are received.

7           CONSUMPTION TAX REFUND RECEIVABLE

The PRC government has enacted a regulation that provides that domestically purchased heavy oil to be used for producing ethylene and aromatics products is to be exempted from a consumption tax. In addition, the consumption tax paid for imported heavy oil is to be refunded if it is used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be used for the production of ethylene and aromatics products, the Group recognizes a consumption tax refund receivable when the consumption tax has been paid and the relevant heavy oils have been used for production. As of June 30, 2012 and December 31, 2011, the Group recorded an estimated consumption tax refund receivable amounting to $107,023,606 and $55,809,560, respectively.

On August 15, 2012, the Group received a consumption tax refund of $95,124,967 and consumption tax claims of $11,898,639 are in process and are expected to be approved and refunded by the end of September 2012.

8           OTHER CURRRENT ASSETS

Other current assets consist of the following:

	June 30,	December 31,
	2012	2011
	（Unaudited）
VAT recoverable	$23,360,510	$9,991,877
Receivable from Ningbo Litong (Note 22)	-	2,740,970
Customs deposits for imported inventories	27,398,747	29,102,193
Others	9,887,358	4,143,388

	$60,646,615	$45,978,428

The estimate of deductible input VAT on the purchase of property, plant and equipment is determined using vendor contracts, engineering and other estimates, as well as historical experience, and is included in VAT recoverable. Approximately $2.5 million and $2.9 million is included in non-current assets as of June 30, 2012 and December 31, 2011, respectively.

Customs deposits for imported inventories represent amounts paid to the local customs office in connection with the importing of raw materials inventories. Upon approval by the customs authorities, these amounts become refundable by the local tax authority and are reclassified as consumption tax refund receivable (Note 7).

9           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2012	2011
	（Unaudited）

Buildings	$3,915,407	$3,888,234
Machinery and equipment	177,358,013	175,736,470
Vehicles	786,083	663,985
Office equipment and furniture	139,728	134,929
Construction-in-progress	50,141,011	27,449,846

	232,340,242	207,873,464
Less: Accumulated depreciation	(22,571,325)	(17,005,843)

	$209,768,917	$190,867,621

Depreciation expense on property, plant and equipment is allocated to the following items:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	（Unaudited）	（Unaudited）	（Unaudited）	（Unaudited）

Cost of sales	$2,580,156	$2,246,111	$5,347,643	$4,589,859
Selling, general and administrative expenses	55,355	40,473	104,491	81,707

	$2,635,511	$2,286,584	$5,452,134	$4,671,566

For the six months ended June 30, 2012 and the year ended December 31,2011, interest capitalized amounted to $587,984 and $1,246,179 respectively.

10         INTANGIBLE ASSETS

Intangible assets consist of the following:

	Amortization	June 30,	December 31,
	Period	2012	2011
	Years	（Unaudited）

Licensing agreements	10-20	$1,505,750	$1,495,300
Less: Accumulated amortization		(573,902)	(516,797)

		$931,848	$978,503

For the six months ended June 30, 2012 and 2011, amortization expense for intangible assets amounted to $53,548 and $51,675, respectively. For the three months ended June 30, 2012 and 2011, amortization expense for intangible assets amounted to $26,774 and $25,995, respectively. Estimated amortization expense for each of the next five years is estimated to be approximately $100,000.

11         LAND USE RIGHTS

	June 30,	December 31,
	2012	2011
	（Unaudited）

Land use rights	$12,267,235	$12,182,100
Less: Accumulated amortization	(1,346,759)	(1,113,338)

	$10,920,476	$11,068,762

For the six months ended June 30, 2012 and 2011, amortization expense related to land use rights was $225,868 and $217,999, respectively. For the three months ended June 30, 2012 and 2011, amortization expense related to land use rights was $112,934 and $109,677, respectively.

12         SHORT-TERM BANK BORROWINGS

	June 30,	December 31,
	2012	2011
	（Unaudited）

Bank borrowings-secured/guaranteed	$393,534,612	$225,969,421

Short−term bank borrowings outstanding as of June 30, 2012 carry a weighted average interest rate of 5.91% (2011: 5.32%) for bank loans in RMB; a weighted average interest rate of 4.48% (2011: 3.42%) for bank loans in USD, and have maturity terms ranging from one to twelve months and interest rates ranging from 1.57% to 7.93% (2011: 2.97% to 4.3%).

At June 30, 2012, approximately $48,835,000 included in short-term bank borrowings is payable to Shanghai Pudong Development Bank, which is secured by a one-year fixed term deposit with a carrying amount of $50,403,000. In addition, $62,393,870 payable to Bank of China is secured by Ningbo Keyuan's one year fixed term deposit and pledged deposits with a carrying amount of $63,835,423 as of June 30, 2012; $11,000,000 payable to China CITIC Bank is secured by Ningbo Keyuan’s one-year fixed term deposit with a carrying amount of $11,246,860 as of June 30, 2012; and $22,591,104 payable to China Construction Bank is secured by pledged deposits with a carrying amount of $22,825,797 as of June 30, 2012. Among the rest of the Group's short-term borrowings, $248,714,638 is guaranteed by related party and third-party entities and individuals, including $15,850,000 which is guaranteed by the Group’s Chief Executive Officer and $11,000,000 that is secured by the Group’s land, buildings and equipment with a carrying amount of $90,798,902 as of June 30, 2012.

13         LONG-TERM BANK BORROWINGS

	June 30,	December 31,
	2012	2011
	（Unaudited）

Loan from China Construction Bank	$15,850,000	$15,740,000
Less: current portion	(15,850,000)	(15,740,000)

	$-	$-

As of June 30, 2012  and December 31, 2011,  the Group's long-term bank loans are secured/ guaranteed by related-party entities and Mr. Tao (Note 22), bearing interest from 7.29% to 7.74% (2011:5.76% to 6.98%) and are due on various dates through October 2012.There were no additional long-term bank borrowings in the six months ended June 30, 2012.

14         ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of June 30, 2012 and December 31, 2011 consist of:

	June 30,	December 31,
	2012	2011
	（Unaudited）

Payables for the purchase of property, plant and equipment	$24,419,569	$24,590,217
Accrued payroll and welfare	341,775	1,061,508
Liquidated damages	2,493,326	2,493,326
Other accruals and payables	2,999,855	2,142,895

	$30,254,525	$30,287,946

15         STOCKHOLDERS’ EQUITY AND RELATED FINANCING AGREEMENTS

Dividends

Fixed dividends are accrued and cumulative one year from the date of the initial issuance of the Series B convertible preferred stock, are payable on a quarterly basis, and are determined as 6% of $3.75 for each share of the Series B convertible preferred stock.

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

During the year ended December 31, 2011, 66,670 shares of the Series B convertible preferred stock were converted into 66,670 shares of the Company’s common stock. In addition,1,150 Series A warrants and  500 Series B warrants were exercised, and the Company issued 1,150 shares and 500 shares of the Company’s common stock, receiving proceeds of $4,863 and $2,468, respectively. There were no dividends to be paid and accrued for the three and six months ended June 30, 2012.

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

On April 1, 2011, trading of the Company’s common stock was suspended and on October 7,2011, was delisted by NASDAQ. Management determined that the registration statements were no longer effective commencing on April 7, 2011 and registerable securities in connection with the Series A and B private placements were not able to be sold pursuant to Rule 144 under the Securities Act until November 1, 2011. Accordingly, in the year ended December 31, 2011, an estimated contingent liability for $2,493,326 was accrued with a corresponding charge to earnings. There were no liquidated damages during the three and six months ended June 30, 2012.

16         SHARE-BASED PAYMENTS

Effective June 30, 2010, the Board of Directors approved the Company’s 2010 Equity Incentive Plan ( the “Plan”). The maximum numbers of shares of common stock of the Company issuable pursuant to the Plan is 6,000,000 shares.  The Plan shall be administered by the Board; provided however, that the Board may delegate such administration to a plan Committee.

On June 30, 2010, the Company granted a total of 3,000,000 stock options to certain senior management employees with a contractual term of 5 years. The exercise price of these stock options is $4.20 per share and the grant-date fair value of these stock options amounted to $3,347,298. A total of 2,810,000 stocks options vest over three years as follow: 30% shall vest and become exercisable one year after a grant date, 40% shall vest and become exercisable two years after the grant date, and 30% shall vest and become exercisable three years after the grant date. For the remaining 190,000 stock options: 40% shall vest and become exercisable one year after the grant date and 60% shall vest and become exercisable two years after grant date.

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

On December 29, 2010, 600,000 stock options granted to certain employees on August 4, 2010, were cancelled. As compensation for such cancellation, the Company committed to pay these employees incremental cash payments during the period through August 2013. The fair value of the committed cash payment on December 29, 2010 was approximately $400,000 and no incremental compensation costs resulted from the cancellation of these stock options. Included in accrued expenses and other payables is approximately $257,226 representing the liability related to the committed cash payment as of June 30, 2012.

No options were granted during the three and six months ended June 30, 2012.

For the three months ended June 30, 2012 and 2011, share-based compensation expense related to employee stock options charged to general and administrative expenses in the consolidated statements of operations were $406,098 and $155,188, respectively. For the six months ended June 30, 2012 and 2011, share-based compensation expenses related to employee stock options charged to general and administrative expenses in the consolidated statements of operations were $819,496 and $1,285,185, respectively.

As of June 30, 2012, there were unrecognized compensation costs related to employee stock options of approximately $1,146,910. These costs are expected to be recognized on a straight-line basis, over the remaining weighted average service period of 0.94 years.

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

Hong Kong

Keyuan HK is incorporated in Hong Kong. Keyuan HK did not earn any income that was derived in Hong Kong for the six months ended June 30, 2012 and 2011 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Ningbo Keyuan , Ningbo Keyuan Petrochemicals, Ningbo Keyuan Synthetic Rubbers and Guangxi Keyuan are incorporated in the PRC and the applicable PRC statutory income tax rate is 25%.

Components of income (loss) before income tax expense (benefit) consist of the following jurisdictions:

	Three months ended June 30,
	2012	2011
	（Unaudited）	（Unaudited）

PRC	$3,447,170	$3,309,794
U.S.	(627,907)	(3,765,742)
Hong Kong and BVI	(886,638)	(700,763)

Income (loss) before income taxes	$1,932,625	$(1,156,711)

	Six months ended June 30,
	2012	2011
	（Unaudited）	（Unaudited）

PRC	$8,003,206	$11,939,586
U.S.	(1,426,030)	(4,704,077)
Hong Kong and BVI	(1,660,367)	(925,926)

Income before income taxes	$4,916,809	$6,309,583

The Group’s income tax expense in the consolidated statements of operations consists of the following:

PRC:	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	（Unaudited）	（Unaudited）	（Unaudited）	(Unaudited）
Current income tax expense	$870,277	$665,828	$2,009,469	$2,917,979

Total income tax expense	$870,277	$665,828	$2,009,469	$2,917,979

17         INCOME TAXES (CONTINUED)

Reconciliation between income tax expense (benefit) and the amounts computed by applying the PRC statutory income tax rate of 25% to income (loss) before income taxes is as follows:

	Three months ended June 30,
	2012		2011
	（Unaudited）		（Unaudited）

Income (loss) before income taxes	$1,932,625		$(1,156,711)

Computed income tax expense (benefit)	483,156	25.0%	(289.178)	25.0%
NOLs from overseas subsidiaries not recognized	378,636	19.6%	1,433,636	(123,9%)
Others	8,485	0.4%	(478,630)	41.4%
Actual income tax expense	$870,277	45.0%	$665,828	(57.6%)

	Six months ended June 30,
	2011		2011
	（Unaudited）		（Unaudited）

Income before income taxes	$4,916,809		$6,309,583

Computed expected income tax expense	1,229,202	25.0%	1,577,396	25.0%
NOLs from overseas subsidiaries not recognized	771,599	15.7%	1,799,204	28.5%
Others	8,668	0.2%	(458,621)	(7.3%)
Actual income tax expense	$2,009,469	40.9%	$2,917,979	46.2%

The PRC income tax rate has been used because the majority of the Group’s consolidated income (loss) before income taxes arises in the PRC.

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. Further, the Company’s distributions from its PRC subsidiaries are subject to U.S. federal income tax at 35%, less any applicable qualified foreign tax credits. Due to the Company’s policy of permanently reinvesting substantially all of its earnings in its PRC business, the Company has not provided for deferred income tax liabilities for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed earnings of $37.8 million and $31 million as of June 30, 2012 and December 31, 2011, respectively.

The Group  files income tax returns in the United States and the PRC. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2008. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000 ($15,000). In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiaries are open to examination by the PRC state and local tax authorities for the tax years beginning in 2008.

18         CONTINGENCY

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business. An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

In connection with the shipping of finished products, inaccurate product information has been provided to the PRC Port authority. In addition, through June 30, 2011, Ningbo Keyuan failed to withhold income tax of approximately $50,000 from payments to certain external service providers and employees. In consultation with PRC legal counsel, management has evaluated the contingencies associated with the provision of inaccurate information and expects that the penalty, if any, will not be significant and will not have a material impact on the consolidated financial statements.

In addition, the Group had outstanding Letters of Credit as of June 30, 2012 of $177,135,878.

19         EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic net income (loss) per share:

	For the three months ended		For the six months ended
	June 30	June 30	June 30	June 30
	2012	2011	2012	2011
	（Unaudited）	（Unaudited）	（Unaudited）	（Unaudited）

Net income (loss) attribute to Keyuan
Petrochemicals, Inc. stockholders	$1,062,348	$(1,822,539)	$2,907,340	$3,391,604

Less: Dividend attributable to preferred
stockholders	-	306,247	-	602,507

Net income (loss) attributable to Keyuan Petrochemical Inc. common shareholders	$1,062,348	$(2,128,786)	$2,907,340	$2,789,097

Weighted average common shares
(Denominator for basic income per share)	57,646,160	57,579,239	57,646,160	57,578,896

Effect of diluted securities:
- Series A convertible preferred stock	-	-	-	-
- Series B convertible preferred stock	5,333,340	-	5,333,340	5,400,010
- Series M convertible preferred stock	-	-	-	-
- Warrants	-	-	-	390,647
- Options	-	-	-	467,429

Weighted average common shares
(denominator for diluted income per share)	62,979,500	57,579,239	62,979,500	63,836,982

Basic net income (loss) per share	$0.02	$(0.04)	$0.05	$0.05
Diluted net income (loss) per share	$0.02	$(0.04)	$0.05	$0.05

20         FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012.

The fair values of cash, pledged bank deposits, bills receivable, accounts receivable, consumption tax refund receivable, short-term bank borrowings, bills payable, current portion of long-term borrowings, and accounts payable approximate their respective carrying amounts due to their short-term nature. Amounts due from/to related parties are not practicable to estimate due to the related party nature of the underlying transactions. The Group’s long-term debt, secured by various assets, bears interest at rates commensurate with market rates, and therefore management believes carrying values approximate fair values.

21         SIGNIFICANT CONCENTRATIONS AND RISKS

As of June 30, 2012 and December 31, 2011, the Group held cash and pledged bank deposits in financial institutions of approximately $249,695,663 and $163,591,879, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region. Management believes that these financial institutions have high credit ratings.

Sales to major customers, which individually exceeded 4% of the Group’s total net revenues, are as follows:

Three months ended June 30, 2012			Three months ended June 30, 2011
	（Unaudited）			（Unaudited）
Largest	Amount of	% Total	Largest	Amount of	% Total
Customers	Sales	Sales	Customers	Sales	Sales

Customer A	$40,695,112	21%	Customer A	$35,607,254	24%
Customer B	12,876,871	7%	Customer D	14,540,619	10%
Customer C	12,615,883	7%	Customer I	14,278,678	10%
Customer D	11,234,274	6%	Customer J	13,517,410	9%
Customer E	9,820,712	5%	Customer L	6,314,579	4%

Total	$87,242,852	47%	Total	$84,258,540	57%

Six months ended June 30, 2012			Six months ended June 30, 2011
	（Unaudited）			（Unaudited）
Largest	Amount of	% Total	Largest	Amount of	% Total
Customers	Sales	Sales	Customers	Sales	Sales

Customer A	$52,843,930	14%	Customer A	$58,150,912	20%
Customer H	24,777,298	7%	Customer J	42,284,552	14%
Customer D	21,659,715	6%	Customer D	28,430,114	10%
Customer G	17,177,359	4%	Customer I	14,278,678	5%
Customer F	15,014,302	4%	Customer K	13,176,798	4%

Total	$131,472,604	36%	Total	$156,321,054	53%

The Group currently buys a majority of its heavy oil, an important component of its products, from three suppliers. Although there are a limited number of suppliers of the particular heavy oil, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for three months ended June 30, 2012 and 2011 were $155,361,871 and $153,035,430, respectively. These purchases represented 83% of all of the Company’s purchases for each of the three months ended June 30, 2012 and 2011. Purchases (net of VAT) from the largest three suppliers for the six months ended June 30, 2012 and 2011 were $275,123,617 and $231,995,919, respectively. These purchases represented 80% and 77%, respectively, of all of the Group’s purchases for the six months ended June 30, 2012 and 2011.

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

22         RELATED PARTY TRANSACTIONS AND RELATIONSHIPS AND TRANSACTIONS WITH CERTAIN OTHER PARTIES

(1)      Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder
Mr. Jicun Wang	Principal stockholder
Mr. Peijun Chen	Principal stockholder
Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang
Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan
Mr. Weifeng Xue	Vice President of Accounting, Ningbo Keyuan through August 2011

Mr. Hengfeng Shou	Vice President of Sales, Ningbo Keyuan Petrochemical
Ningbo Kewei Investment Co., Ltd.	A company controlled by Mr. Tao through September 2011
(Ningbo Kewei)
Ningbo Pacific Ocean Shipping Co., Ltd	100% ownership by Mr. Wang
(Ningbo Pacific)
Ningbo Hengfa Metal Product Co., Ltd	100% ownership by Mr. Chen
(Ningbo Hengfa, former name "Ningbo Tenglong")
Shandong Tengda Stainless Steel Co., Ltd	100% ownership by Mr. Chen
(Shandong Tengda)
Ningbo Xinhe Logistic Co., Ltd
(Ningbo Xinhe)	10% ownership by Ms. Huang
Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	Mr. Tao’s mother was a 65% nominee shareholder for Mr. Hu, a third party through September 2011, and included in transactions with certain other parties beginning October 1, 2011.
Ningbo Jiangdong Jihe Construction Materials	Controlled by Mr. Xue’s Brother-in-law
Store (Jiangdong Jihe)
Ningbo Wanze Chemical Co., Ltd	Mr. Tao’s sister-in-law is the legal representative
(Ningbo Wanze)
Ningbo Zhenhai Jinchi Petroleum Chemical	Controlled by Mr. Shou
Co., Ltd (Zhenhai Jinchi)

Related party transactions and amounts outstanding with the related parties as of and for the three and six months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months ended June 30,
	2012	2011
	（Unaudited）	（Unaudited）

Sales of products (a)	$-	$35,607,658
Purchase of raw material (b)	$-	$42,920
Purchase of transportation services (c)	$1,104,716	$316,506
Credit line of guarantee provision for bank borrowings (d)	$-	$-
Loan guarantee fees (d)	$113,084	$419,665
Short-term financing from related parties (e)	$-	$5,406,139
Short-term financing to related parties (e)	$-	$5,535,234

	Six Months ended June 30,
	2012	2011
	（Unaudited）	（Unaudited）

Sales of products (a)	$-	$58,217,477
Purchase of raw material (b)	$-	$7,066,055
Purchase of transportation services (c)	$1,665,831	$927,879
Credit line of guarantee provision for bank borrowings (d)	$-	$-
Loan guarantee fees (d)	$203,984	$756,919
Short-term financing from related parties (e)	$-	$13,144,234
Short-term financing to related parties (e)	$-	$13,144,234

	June 30,	December 31,
	2012	2011
	（Unaudited）
Amounts due from related parties (f)	$39,625	$39,350
Amounts due to related parties (g)	$768,313	$621,077

(a)         During the three months ended June 30, 2011, the Group sold finished products of $35,607,658 to Ningbo Kunde. During the six months ended June 30, 2011, the Group sold finished products of $58,150,912 to Ningbo Kunde. During the six months ended June 30, 2012 and 2011, the Group sold finished products of nil and $66,565 to Zhenhai Jinchi, respectively. Amounts received in the advance from Kunde were $3,077,199 as of June 30, 2011, and are included in the advances from customers on the consolidated balance sheet.

(b)      The Group purchased raw materials of $42,920 from Ningbo Kunde during the three months ended June 30, 2011. The Group purchased raw materials of $7,066,055 from Ningbo Kunde during the six months ended June 30, 2011.

(c)      The Group purchased transportation services of $1,104,716 and $316,506 from Ningbo Xinhe during the three months ended June 30, 2012 and 2011, respectively. The Group purchased transportation services of $1,665,831 and $927,879 from Ningbo Xinhe during the six months ended June 30, 2012 and 2011, respectively, and amounts owed to Ningbo Xinhe as of June 30, 2012 in respect of these purchase transactions were $768,313.

(d)      Guarantees for Bank Loans
There were no guarantees for Bank Loans provided during the three and six months ended June 30, 2012 and 2011.

Bank Loans guaranteed as of June 30, 2012 and December 31, 2011 as follows:

	Bank loan guaranteed as of
	June 30	December 31
	2012	2011
	（Unaudited）
Mr. Tao	$15,850,000	$34,628,000
Jincun Wang and Chen	1,902,000	1,983,523
Ningbo Kewei	-	-
Ningbo Pacific	18,318,901	27,918,200
Ningbo Hengfa	14,899,000	14,795,600
Shandong Tengda	951,000	944,400
Total	$51,920,901	$80,269,723

Beginning in 2011 loan guarantee fees of 0.3% the loan principal guaranteed are to be paid annually. During the three months ended June 30, 2012, loan guarantee fees were $32,255 and $80,829 for Ningbo Hengfa and Ningbo Pacific, respectively. In the three months ended June 30, 2011, loan guarantee fees were $73,644 and $178,367 for Ningbo Hengfa and Ningbo Pacific, respectively. During the six months ended June 30, 2012, loan guarantee fees were $65,022 and $138,961 for Ningbo Hengfa and Ningbo Pacific , respectively. In the six months ended June 30, 2011, loan guarantee fees were $150,116 and $301,247 for Ningbo Hengfa and Ningbo Pacific, respectively.

(e)      Short-term financing transactions with related parties
	Three Months Ended June 30
	（Unaudited）
	2012			2011
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)

Ningbo Kewei	$-	$-	$-	$5,358,850	$(5,358,850)	$-
Ningbo Kunde	-	-	-	32,550	(32,550)	-
Jiangdong Jihe	-	-	-	14,739	143,834	-

	$-	$-	$-	$5,406,139	$(5,247,566)	$-

	Six Months Ended June 30
	（Unaudited）
	2012			2011
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)

Ningbo Kewei	$-	$-	$-	$5,358,850	$(5,358,850)	$-
Ningbo Kunde	-	-	-	5,358,850	(5,358,850)	-
Jiangdong Jihe	-	-	-	2,426,534	(2,426,534)

	$-	$-	$-	$13,144,234	$13,144,234)	$-

(i) Transactions during the year are translated at average exchange rates.
(ii) Balances at year end are translated at the balance sheet exchange rate.

(f)       Amount due from related parties consist of the following:
	June 30,	December 31,
	2012	2011
	（Unaudited）
Related Party
Mr. Tao	$39,625	$39,350

Amounts due from Mr. Tao represent advances made for business expenses which are unsecured, interest free and due on demand.

(g)      Amount due to related parties consists of the following:

	June 30,	December 31,
	2012	2011
	（Unaudited）
Related Party
Ninbo Xinhe	$768,313	$621,077

Amount due to related parties represent balances due for raw materials purchase and freight.

(2)      Relationships and transactions with certain other parties

The group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd	Former 12.75% nominee shareholder of Ningbo Keyuan
(Ningbo Litong)
Ningbo Jiangdong Haikai Construction	Controlled by cousin of Mr. Weifeng Xue, Vice
Materials Store (Jiangdong Haikai)	President of Accounting through August 2011

Ningbo Jiangdong Deze Chemical Co., Ltd (Jiangdong Deze)	Controlled by cousin of Mr. Weifeng Xue, Vice President of Accounting through August 2011
Ningbo Anqi Petrochemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue, Vice
(Ningbo Anqi)	President of Accounting through August 2011
Ningbo Kewei Investment Co., Ltd (Ningbo Kewei)	A related party through September 2011 when control transferred, and included in transactions with certain other parties beginning October 2011.
Ningbo Kunde Petrochemical Co., Ltd (Ningbo Kunde)	A related party through September 2011 when control transferred, and included in transactions with certain other parties beginning October 1, 2011.

Transactions and amounts outstanding with these parties for the three and six months ended June 30, 2012 and 2011, are summarized as follows:

	Three Months Ended June 30, （Unaudited）
	2012	2011

Sales of products (h)	$47,734,203	$-
Purchase of raw material (i)	$21,912,149	$9,536,282
Credit line of guarantee for bank borrowings (j)	$141,062,000	$-
Loan guarantee fees(j)	$382,116	$302,674
Short-term financing from theses parties (k)	$-	$12,862,621
Short-term financing to these parties (k)	$-	$(7,142,275)
Amounts due from these parties	$15,773,715	$-
Amounts due to these parties	$2,690,514	$17,851

	Six Months Ended June 30, （Unaudited）
	2012	2011

Sales of products (h)	$70,021,289	$772,762
Purchase of raw material (i)	$22,358,020	$9,536,282
Credit line of guarantee for bank borrowings (j)	$161,687,800	$-
Loan guarantee fees(j)	$742,303	$505,626
Short-term financing from theses parties (k)	$-	$47,612,617
Short-term financing to these parties (k)	$-	$(45,374,149)
Amounts due from these parties	$15,773,715	$-
Amounts due to these parties	$2,690,514	$17,851

(h)        During the three months ended June 30, 2012 and 2011, the Group sold finished products of $7,049,811 and nil to Ningbo Litong. During the three months ended June 30, 2012, the Group sold finished products of $40,684,392 to Ningbo Kunde. During the six months ended June 30, 2012 and 2011, the Group sold finished products of $17,177,359 and $772,762 to Ningbo Litong. During the six months ended June 30, 2012, the Group sold finished products of $52,843,930 to Ningbo Kunde. Amounts received in advance from Litong were $11,887,500 and $17,851, respectively as of June 30, 2012 and 2011. Amounts received in the advances from Kunde were $596,530 as of June 30, 2012. They are included in Advances from Customers on the consolidated balance sheet.

(i)       During the three months ended June 30, 2012 and 2011, the Group purchased raw materials of $8,778,079 and $9,536,282, respectively from Ningbo Litong. During the three months ended June 30, 2012, the Group purchased raw material of $13,134,070 from Ningbo Kunde. During the six months ended June 30, 2012 and 2011, the Group purchased raw materials of $9,223,950 and $9,536,282, respectively from Ningbo Litong. During the six months ended June 30, 2012, the Group purchased raw materials of $13,134,070 from Ningbo Kunde.

(j)       Guarantees for Bank Loans

	Guarantee provided during		Guarantee provided during
	the three months ended June 30		the six months ended June 30
	2012	2011	2012	2011
	（Unaudited）	（Unaudited）	（Unaudited）	（Unaudited）
Ningbo Litong	$30,000,000	$-	$50,625,800	$-
Ningbo Kewei	111,062,000	-	111,062,000	-

	$141,062,000	$-	$161,687,800	$-

	Bank loans guaranteed As of
	June 30	December 31
	2012	2011
	（Unaudited）
Ningbo Litong	$55,586,521	$61,632,077
Ningbo Keiwei	$43,524,897	$29,700,067

Beginning in 2011 loan guarantee fees of 0.3% the loan principal guaranteed after January 1, 2011 are to be paid quarterly. In the three months ended June 30, 2012, loan guarantee fees were $179,698 and $202,419 for Ningbo Litong and Ningbo Kewei, respectively. In the three months ended June 30, 2011, loan guarantee fees were $302,674 and $167,654 for Ningbo Litong and Ningbo Kewei, respectively. In the six months ended June 30,2012, loan guarantee fees were $374,263 and $368,040 for Ningbo Litong and Ningbo Kewei, respectively. In the six months ended June 30, 2011, loan guarantee fees were $505,626 and $305,556 for Ningbo Litong and Ningbo Kewei, respectively.

(k)      Short-term financing transactions

Historically the Group and its theses parties have provided each other with short-term financing, typically, in the form of cash, bills receivable and bills payable.

	Three Months Ended June 30（Unaudited）
	2012			2011
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)

Ningbo Litong	$-	$-	$-	$12,862,621	$(7,142,275)	$-
Jiangdong Deze	-	-	-	-	-	-
Ningbo Anqi	-	-	-	-	-	-

	$-	$-	$-	$12,862,621	$(7,142,275)	$-

	Six Months Ended June 30（Unaudited）
	2012			2011
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)

Ningbo Litong	$-	$-	$-	$38,142,763	$(35,904,295)	$-
Jiangdong Deze	-	-	-	2,602,870	(2,602,870)	-
Ningbo Anqi	-	-	-	6,866,984	(6,866,984)	-

	$-	$-	$-	$47,612,617	$(45,374,149)	$-

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Keyuan  for the six months ended June 30, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In order to optimize the Company’s expansion project, sGuangxi Keyuan New Materials Co., Ltd was incorporated on April 4, 2012 in Guangxi province, China as the base for developing the Guangxi Project. Ningbo Keyuan Synthetic Rubbers Co., Limited was incorporated on June 15, 2012 as a foreign owned enterprise to engage in the sales and marketing of various petrochemical products, specifically synthetic rubbers.

Our organization chart is as follows:

In April 2011, we expanded our annual production capacity from 550,000 MT to 720,000 MT in April 2011. We also completed the construction of a Styrene-Butadience-Styrene (the “SBS”) production facility with an annual production capacity of 70,000 MT in September 2011.  One SBS production line began commercial production in December 2011 and the second line began commercial production in August, 2012. In addition, we plan to complete an additional storage capacity, a raw material pre-treatment facility and an asphalt production facility by the end of 2012. However, management is currently evaluating the effectiveness and feasibility of the entire manufacturing capacity expansion strategy considering the long-term development and the industry environment and the timetable may be adjusted based on the evaluation results.

In January 2012, we signed a cooperation agreement with Fangchenggang City to build a new petrochemicals production facility in Guangxi Keyuan New Materials Industrial Park, in Guangxi Province. The total investment amount to construct this new production facility is RMB 12.8 billion (approximately USD $2.02 billion).  We commenced pre-construction activities including but not limited to applying for the governmental approvals and licenses in February 2012 and expect to complete the pre-construction preparations by the end of 2012, and intend to finish the initial stage of construction and begin operations by the end of 2013. However, the timeline is subject to revision pending the status of project financing. This new production facility, as a part of our expansion plan will improve our competitive position by extending and expanding our supply chain and manufacturing base. Once the facility is fully operational, it is expected to have annual production capacity of 400,000 metric tons of Acrylonitrile Butadiene Styrene (the “ABS”). We plan to fund the construction and operation of the new production facility through outside financing. If such financing is not available at terms acceptable to us, construction of this facility will be delayed until appropriate financing is available. According to the cooperation agreement, the government of Fangchenggang City will be responsible to provide land use right for the facility.

In the first six months of 2012, the extreme fluctuation in international oil prices has caused substantial negative impact on the petrochemical industry, including us. To address this issue, we engaged with research institutes in Shanghai and Zhejiang province to study the possibility and feasibility of diversifying our products, developing high value-added products and improving our production efficiency so that we can have a more stable long-term development plan, to optimize product structures, and to reduce the adverse effects of oil price fluctuations and the general economic environment.

Our Facility and Equipment

Facility

As of June 30, 2012, we have invested a total of approximately $227 million in the construction and improvement of our production facility. Our current production facility encompasses roughly 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired an additional 1.2 million square feet of land in August 2010 for our future expansion.

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

Expansion Plan

Our annual designed manufacturing capacity was 550,000 metric tons of a variety of petrochemical products at the end of 2010. In order to meet the increasing market demands, we upgraded the catalytic pyrolysis processing equipment used in our production facilities to expand the capacity from 550,000 MT to 720,000 MT. This capacity expansion project started in March 2010 and was completed in April 2011. We also substantially completed building an SBS production facility which is capable of producing up to70,000 MT in September 2011 and started commercial production in December 2011 for one production line. The second line entered into commercial production in early August 2012,

We are planning to expand our facility to include additional storage capacity, a raw material pre-treatment facility, an asphalt production and ABS production facility.

SBS Facility

In September 2011, we substantially completed building a new facility designed for producing SBS, one of the Styreneic Block Copolymers.  SBS is a product with higher product margin with major application for footwear, adhesive, polymer modification and modified asphalt industries. The SBS facility was built on part of the 1.2 million square feet of land for which we obtained the use right in August 2010. The construction started in September 2010 and was substantially completed in September 2011. We started trial production in October and November 2011. One SBS production line began commercial production in December 2011 and has produced about 13,100 tons as of June 30, 2012. The second line entered into commercial production in early August 2012. The designed capacity of the SBS facility allows for production of up to 70,000 metric tons per year.  We expect to generate net profit margins of 10% from our production of SBS once the facility reaches normal production levels. The SBS facility is anticipated to achieve an 80% utilization rate in 2012.

Other Expansion Projects

In addition to the SBS production facility, we plan to increase our current 100,000 MT storage capacity to 280,000 MT. Management believes that the increased storage capacity will allow the Company to take better advantage of sales price variations of raw materials and our products, as well supporting the storage needs resulting from our various expansion projects and our corresponding increased overall production capacity. We also plan to build a pretreatment facility and an asphalt facility on the land that was acquired in August 2010. The pretreatment facility will allow us to handle lower grade raw materials thereby allowing us to further decrease overall raw material costs. In addition, this facility will improve efficiency in current production process and provide the necessary feedstock for our planned asphalt production. The new asphalt facility will be capable of producing as much as 300,000 MT annually once it is completed. Once completed and fully operational, we estimate that the new asphalt facility will generate approximately $298 million in sales and approximately $30 million of additional profits a year.  Currently, the management is evaluating the effectiveness and feasibility of above mentioned three expansion projects based upon the long-term development and the industry environment. We also entered into a cooperation agreement with Fanchenggang City to build an ABS production facility with an estimated annual production of 400,000 MT ABS upon completion.

The actual and estimated schedule of our expansion plan is as follows:

Completed SBS facility in September 2011(achieved)
Completed trial production and began SBS production and sales in the fourth quarter of 2011 (achieved)
Complete storage capacity expansion, pretreatment facility and asphalt by December 31, 2012
Complete first phase construction of an ABS facility by the end of 2013

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

Currently, management is evaluating the effectiveness and feasibility of the whole manufacturing capacity expansion strategy based upon the long-term development and the industry environment. Therefore, the Company may make adjustments to one or more of the projects according to the evaluation results.

Manufacturing and Sales

Our total production of finished products was 182,364 MT for the three months ended June 30, 2012 and we generated $184 million in revenue based on the sale of 169,107 MT of petrochemical products, including 350 MT of products produced by third parties. For the first six months of 2012, our total production was 342,978 MT and revenue generated from sales was $368 million, which represented an increase of 54%  from the same period of 2011.

Results of Operations

The following table sets forth information from our statements of comprehensive income for the three and six months ended June 30, 2012 and 2011.

Comparison of the three and six months ended June 30, 2012and 2011

	For the three months		Year to Year Comparison		For the six months		Year to Year Comparison
	Ended June 30,		Increase	Percentage	Ended June 30,		Increase	Percentage
	2012	2011	/(Decrease)	change	2012	2011	/(Decrease)	change

Sales
Third parties	$184,425,717	$115,281,945	$69,143,772	60%	$367,750,405	$239,436,744	$128,313,661	54%
Related Parties	-	35,607,658	(35,607,658)	(100%)	-	58,217,477	(58,217,477)	(100%)
Total sales	$184,425,717	$150,889,603	$33,536,116	22%	$367,750,405	$297,654,221	$70,096,184	24%

Cost of sales
Third parties	178,005,456	111,055,933	66,949,523	60%	351,857,165	224,870,131	126,987,034	56%
Related Parties	-	37,977,326	(37,977,326)	(100%)	-	58,276,685	(58,276,685)	(100%)
Total cost of sales	178,005,456	149,033,259	28,972,197	19%	351,857,165	283,146,816	68,710,349	24%

Gross profit	6,420,261	1,856,344	4,563,917	246%	15,893,240	14,507,405	1,385,835	10%

Operating expenses
Selling expenses	388,217	215,548	172,669	80%	641,123	754,680	(113,557)	(15%)
General and administrative expenses	2,656,620	4,529,744	(1,873,124)	(41%)	5,266,815	7,764,824	(2,498,009)	(32%)
Total operating expenses	3,044,837	4,745,292	(1,700,655)	(36%)	5,907,938	8,519,504	(2,611,566)	(31%)

Income (Loss) from operations	3,375,424	(2,888,948)	6,264,372	217%	9,985,302	5,987,901	3,997,401	67%

Other income (expenses):
Interest expense, net	(1,047,469)	(1,856,793)	809,324	(44%)	(4,486,936)	(4,146,479)	(340,457)	8%
Foreign exchange gain (loss), net	(542,352)	3,200,356	(3,742,708)	(117%)	(364,518)	2,052,713	(2,417,231)	(118%)
Liquidated damage expenses	-	(1,300,730)	1,300,730	(100%)	-	(1,300,730)	1,300,730	(100%)
Non-operating income (expenses)	147,022	1,689,404	(1,542,383)	(91%)	(217,039)	3,716,178	(3,933,217)	(106%)
Total other (expenses) Income	(1,442,799)	1,732,237	(3,175,036)	(183%)	(5,068,493)	321,682	(5,390,175)	(1676%)

Income (Loss) for income taxes	1,932,625	(1,156,711)	3,089,336	267%	4,916,809	6,309,583	(1,392,774)	(22%)
Income tax expense	870,277	665,828	204,449	31%	2,009,469	2,917,979	(908,510)	(31%)
(Loss) Net Income	1,062,348	(1,822,539)	2,884,887	158%	2,907,340	3,391,604	(484,264)	(14%)
Other comprehensive income
Foreign currency translation adjustment	130,680	617,550	(486,870)	(79%)	708,091	1,174,874	(466,783)	(40%)
Comprehensive income (loss)	$1,193,028	$(1,204,989)	$2,398,017	199%	$3,615,431	$4,566,478	$(951,047)	(21%)

Sales: Our sales for the three months ended June 30, 2012 were approximately $184.4 million compared to sales of $150.9 million for the three months ended June 30, 2011, an increase of $33.5 million, or 22%. The substantial increase in our sales was due to the higher capacity utilization coupled with the higher average sales price of our products. In the three months ended June 30, 2012, we sold 169,107 metric tons of petrochemical products at an average price of $1,091 per metric ton, as compared to sales of 155,954 metric tons of petrochemical products at an average price of $968 per metric ton in the three months ended June 30, 2011. This represents an increase of approximately 12.7 % in the average sales price and an increase of approximately 8.4%   in overall products sold.

Our overall sales for the three months ended June 30, 2012 did not include any sales to related parties as compared to approximately $35.6 million of sales to related parties in the same period in 2011.  Pricing for sales to related parties was determined on the same basis as sales to non-related parties.  For additional informational on related party sales, please refer to Footnote 22 of the financial statements.

Sales for the six months ended June 30, 2012 were approximately $367.8 million compared to sales of $297.7 million for the six months ended June 30, 2011, an increase of $70 million, or 24%. The substantial increase in our sales was due to the higher capacity utilization coupled with the higher average sales price of our products. In the six months ended June 30, 2012 we sold 326,961 metric tons of petrochemical products at an average price of $1,125 per metric ton, as compared to sales of 284,595 metric tons of petrochemical products at an average price of $1,046 per metric ton in the six months ended June 30, 2011. This represents an increase of approximately 7.5 % in the average sales price and an increase of approximately 14.9% in overall petrochemical products sold.

Our overall sales for the first six months of 2012 did not include any sales to related parties as compared to approximately $58.2 million in same period in 2011.  Pricing for sales to related parties was determined on the same basis as that to non-related parties.  For additional informational on related party sales, please refer to Footnote 22 of the financial statements.

Cost of Sales: Overall cost of sales was approximately $178.0 million for the three months ended June 30, 2012, or 96.5% of sales, as compared to cost of sales of approximately $149.0 million, or 98.8% of sales for the three months ended June 30, 2011.  Our cost of sales are primarily composed of the costs of direct raw materials (mainly heavy oil, benzene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. In the three months ended June 30, 2012 our average cost of finished product was $1,053 per metric ton, as compared to an average cost of $956 per metric ton in the three months ended June 30, 2011, an increase of 10.1%. The increase was mainly caused by the increase in raw material prices.

Our overall cost of sales was approximately $351.9 million for the six months ended June 30, 2012, or 95.7% of sales, as compared to cost of sales of approximately $283.1 million, or 95.1% of sales for the six months ended June 30, 2011.  In the six months ended June 30, 2012 our average cost of finished product was $1,076 per metric ton, as compared to an average cost of $ 995 per metric ton in the six months ended June 30, 2011, an increase of 8.1%. The increase was mainly caused by the increase in raw material prices.

Gross Profit: Gross profit for the three months ended June 30, 2012 was approximately $6.4 million as compared to $1.9 million for the comparable period in 2011. Our gross margin increased from 1.23% for the three months ended June 30, 2011 to 3.48% for the three months ended June 30, 2012.  The main reason for the increase in the gross profit is the improvement of production efficiency and the suspension of production for approximately [insert time frame], which, when amortized over the period, resulted in increased per unit fixed costs and negatively impacted the gross profit by approximately 0.9% for the three months ended June 30, 2011.  This is due to the fact that even though during these periods when production was suspended, our total fixed costs remain unchanged and, as a result, the per unit fixed cost is higher and gross margins are lowered.

Gross profit for the six months ended June 30, 2012 was approximately $15.9 million as compared to $14.5 million for the comparable period in 2011. Our gross margin has decreased from 4.9% for the six months ended June 30, 2011 to 4.3% for the six months ended June 30, 2012.  The main reason for the decrease in the gross margin is due to delays in passing cost increases onto our customers.

Operating Expenses: Operating expenses, including selling expenses, and general and administrative expenses, were approximately $3.0 million, or 1.7% of sales for the three months ended June 30, 2012, as compared to $4.7 million, or 3.1% of sales, for the three months ended June 30, 2011, a decrease of approximately $1.7 million.  The decrease of the expenses was due to the decrease in general and administrative expenses, due to a substantial decrease in various legal, consulting and internal expenses related to the independent investigation that took place in 2011. General and administrative expenses for the three months ended June 30, 2012 were $2.7 million, as compared to general and administrative expenses of $4.5 million for the three months ended June 30, 2011.

Operating expenses, including selling expenses and general and administrative expenses, were approximately $5.9 million, or 1.6 % of sales for the six months ended June 30, 2012, as compared to $8.5 million, or 2.9% of sales for the comparable period in 2011, a decrease of approximately $2.6 million. The decrease in the expenses was due to the decreases in share-based compensation and various legal, consulting and internal expenses related to the  independent investigation. Selling expenses for the six months ended June 30, 2012 were $0.64 million, as compared to selling expenses of $0.75 million for the six months ended June 30, 2011. General and administrative expenses for the six months ended June 30, 2012 were $5.3 million, as compared to general and administrative expenses of $7.8 million for the six months ended June 30, 2011.

Interest Expense (net): For the three months ended June 30, 2012, interest expense (net) was approximately $1.0 million, as compared to interest expense (net) of approximately $1.9 million, for the comparable period in 2011. The decrease in interest expenses was mainly due to interest capitalization related to the SBS project.  For the six months ended June 30, 2012, interest expense was approximately $4.5 million, as compared to interest expense (net) of approximately $4.1 million for the six months ended June 30, 2011.

Net Income/loss: Net income was approximately $1.1 million for the three months ended June 30, 2012, as compared to a net loss of approximately $1.8 million in the same period in 2011, an increase of $2.9 million, or 158%. The increase was mainly due to a higher yield rate and decreased legal, consulting and investigation expenses.

Net income for the six months ended June 30, 2012 was approximately $2.9 million, as compared to a net income of approximately $3.4 million in the same period in 2011, a decrease of $0.5 million, or 14%.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $0.1 million for the three months ended June 30, 2012. The balance sheet amounts, at June 30, 2012 and 2011, with the exception of equity, were translated at RMB 6.30915 and RMB 6.46412 to 1.00 U.S. dollar respectively. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the three months ended June 30, 2012 and 2011 were RMB 6.30279 and RMB 6.53125, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2012 (Unaudited)	2011 (Unaudited)
Net cash (used in) provided by operating activities	(106,934,901)	34,701,657
Net cash used in investing activities	(21,295,703)	(11,563,733)
Net cash provided by (used in) financing activities	131,548,092	(46,969,550)

Net cash used in operating activities was approximately $106.9 mllion for the six months ended June 30, 2012, as compared to net cash provided by operations activities of approximately $34.7 million for the same period in 2011. The decrease was primarily caused by the increase in inventory, prepayments to suppliers and  consumption tax refund receivable.

Net cash used in investing activities was approximately $21.3 milion and $11.6 million for the six months ended June 30, 2012 and 2011, respectively. Net cash used in investing activities was primarily focused on payments for the infrastructure construction and the expansion of our facility. As we move forward with our expansion, it is expected that net cash used in investing activities will be consistent throughout 2012.

Net cash provided by financing activities amounted to approximately $131.5 million for the six months ended June 30, 2012. Net cash used in financing activities amounted to approximately $47.0 million for the same period in 2011. For the six months ended June 30, 2012, the net cash provided by financing activities was through an increase in bank borrowings and bills payable.

We have entered into loan agreements with our primary lenders, Bank of China, China Construction Bank, Agricultural Bank of China, etc. under which we have term loans. As of June 30, 2012, we had an aggregate principal amount of approximately $409.4 million in bank loans outstanding under the loan agreements, with maturity dates from July 2012 to June 2013 and interest rates from 1.57% to 7.93% per annum. The loan agreements contain customary affirmative and negative covenants and were guaranteed by third parties and individual persons or secured by a lien on our property and equipment. According to the loan agreements, we are obliged to use the loans for the purpose specified in the agreements and may be subject to penalties or liquidated damages if we are in violation of these agreements. If we fail to repay in a timely manner, or fail to obtain the written consent of the lenders regarding extension applications, we may be subject to default interest or the loans may be canceled.

Historically, all debts have been paid off by the Company in a timely manner. All unpaid loan balances are revolving loans whose terms (at due date of payment) are extended by the lender. As of June 30, 2012, we were in compliance with the terms of our loan agreements. Management expects all unpaid loan balances will be extended at their due date. Depending on capital needs, the Company evaluates whether to apply for additional long-term bank loans. The Company currently has sufficient lines of credit with the banks for both short-term and long-term borrowings.

One August 15, 2012, the company received a consumption tax refund of $95,124,967 due from new consumption tax policies of PRC issued on October, 2011.  The Company anticipated that consumption tax claims procedures will be more efficient in the future.

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

Since the commencement of investigation, the Company has been focused on improving its internal controls and procedures. Because of the material weaknesses described in Item 9A. “Controls and Procedures” in our annual report on Form 10-K for the year ended December 31, 2011, that the Company is still in the process of remediating its internal control,  management concluded that,  as of  June 30, 2012, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of annual report on Form 10-K for the year ended December 31, 2011 for the description of these weaknesses.

As of June 30, 2012, the Company has taken and has begun to take the following measures to remediate the material weaknesses:

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

In addition, as a result of the resignation of Mr. Gerry Goldberg as the Chairman of the Audit Committee on June 29, 2012, we are currently seeking to hire another independent director as the Chairman of the Audit Committee who is bilingual with financial expertise and meets requirements for independence as set forth in Nasdaq Rule 4200(a) (14).

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

On November 15, 2011, The Rosen Law Firm, P.A. filed a class action suit, alleging the Company had violated federal securities laws by issuing materially false and misleading statements and omitting material facts with regard to disclosure of related party transactions and the effectiveness of internal controls in past public filings. The Company filed a motion to dismiss on July 27, 2012, which is presently scheduled to be heard by the Court in October 2012.  Discovery has not yet commenced, and will be stayed pending resolution of the motion to dismiss.  The Company believes there is no basis to the suit filed by the Rosen Law Firm and intends to contest the case vigorously.

On January 9, 2012, Ningbo Keyuan filed a law suit in Ningbo Beilun District People’s Court against Zhenjiang Kaiyuan Installation Group (now known as Zhenjiang Industry Equipment Installation Group Co., Ltd) in breach of a project construction contract and alleged damages of RMB 98,000. Zhenjiang Industry Equipment filed a counter claim requiring us to pay RMB 9,825,615 of project cost and RMB 1,350,000 of interest. The two parties have settled the case and Ningbo Keyuan agreed to pay RMB 7,220,000 (approximately $1,144,738) to Zhenjiang Industry Equipment.

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

3.2	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2010)
3.3	Amended Bylaws of Keyuan Petrochemicals, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 7, 2010)
4.1	Certificate of Designation of Rights and Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on April 28, 2010)
4.2	Certificate of Designation of Rights and Preferences of Series M Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 28, 2010)
4.3	Certificate of Designation of Rights and Preference of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 30, 2010)
10.1	Translation copy of Transportation Agreement between Ningbo Keyuan Plastics Co., Ltd and Zibo Yancheng Logistics Co., Ltd dated February 2, 2012.
10.2	Translation copy of Loan Guaranty Agreement between China Merchants bank Inc Ningbo Beilun Branch and Ningbo Litong Petrochemical dated April 16, 2012.
10.3	Translation copy of Loan Guaranty Agreement between Bank of China Inc Beilun Sub-branch and Ningbo Keyaun Plastics Co., Ltd dated May 14, 2012
10..4	Translation copy of Loan Guaranty Agreement between Bank of China Inc Beilun Sub-Branch and Ningbo Kewei Fuels Co., Ltd dated May 4, 2012.
10.5	Translation copy of Inward Bill Agreement between Ningbo Keyuan Plastic Co., Ltd and Bank of China Inc, Beilun Branch dated June 21, 2012
10.6	Translation copy of Daifuda Business Contract (Short Term Loan) between Ningbo Keyuan Plastics Co., Ltd and Bank of China, Beilun Branch dated April 26, 2012.
10.7	Translation copy of Current Fund Loan Agreement between Ningbo Keyuan Plastics Co., Ltd and Shanghai Pudong Development Bank Co., Ltd., Ningbo Ximen Branch dated April 9, 2012
10.8	Translation copy of Current Fund Loan Agreement between Ningbo Keyuan Plastics Co., Ltd and Shanghai Pudong Development Bank Co., Ltd., Ningbo Ximen Branch dated April 23, 2012
10.9	Translation copy of Current Fund Loan Agreement between Ningbo Keyuan Plastics Co., Ltd and Shanghai Pudong Development Bank Co., Ltd., Ningbo Ximen Branch dated June 14, 2012
10.10	Translation copy of Daifuda Business Contract (Short Term Loan) between Ningbo Keyuan Plastics Co., Ltd and Bank of China, Beilun Branch dated May 2, 2012.
10.11	Translation copy of Trust Receipt Loan Agreement between Ningbo Keyuan Plastics Co., Ltd and China Construction Bank Ningbo Beilun Branch dated June 28, 2012.
31.1	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	RL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2012	Keyuan Petrochemicals, Inc.

By: /s/ Chunfeng Tao
Chunfeng Tao
Chief Executive Officer & President

By: /s/ Fan Zhang
Fan Zhang Acting Chief Financial Officer/Vice President of Accounting