Form 10-Q
period 2012-09-30
Keyuan Petrochemicals, Inc.
filed 2012-11-20
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 16, 2012, the Registrant has 57,646,160 shares of common stock outstanding and 5,333,340 shares of Series B Preferred Stock outstanding.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this interim report on Form 10-Q (this “Form 10-Q”) to the “Company,” “Keyuan” “we”, “us” or “our” are references to the combined business of Keyuan Petrochemicals, Inc. and its consolidated subsidiaries.  References to “Sinotech” are references to our wholly-owned subsidiary, Sinotech Group Limited (formerly known as Keyuan International Group Limited)”; references to “Keyuan HK” are references to our wholly-owned subsidiary, Keyuan Group Limited; references to “Ningbo Keyuan” are references to our wholly-owned subsidiary, Ningbo Keyuan Plastics Co.,Ltd.; references to “Ningbo Keyuan Petrochemicals” are to our wholly-owned subsidiary, Ningbo Keyuan Petrochemicals Co., Ltd;  references to “Keyuan Synthetic Rubbers” are references to our wholly-owned subsidiary, Ningbo Keyuan Synthetic Rubbers Co., Ltd.; references to ”Guangxi Keyuan” are references to our wholly-owned subsidiary, Guangxi Keyuan New Materials Co.,Ltd.References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

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

 PART I – FINANCIAL INFORMATION

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2012	December 31, 2011
		(Unaudited)
ASSETS
Current assets:
Cash	3	$7,255,600	$7,325,017
Pledged bank deposits		200,972,578	156,318,066
Bills receivable		633,200	1,574,000
Accounts receivable	4	2,419,301	2,226,288
Inventories	5	69,292,607	38,945,968
Prepayments to suppliers	6	29,063,792	15,781,294
Consumption tax refund receivable	7	37,273,246	55,809,560
Amounts due from related parties	22	39,575	39,350
Other current assets	8	54,979,033	45,978,428
Deferred income tax assets	17	37,561	37,348

Total current assets		401,966,493	324,035,319

Property, plant and equipment, net	9	210,836,395	190,867,621
Intangible assets, net	10	903,959	978,503
Land use rights	11	10,794,017	11,068,762
VAT recoverable	8	1,390,582	2,893,635

Total assets		$625,891,446	$529,843,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	12	$325,320,242	$225,969,421
Bills payable		107,327,400	63,550,250
Current portion of long-term bank borrowings	13	6,173,700	15,740,000
Accounts payable		43,882,748	97,588,137
Advances from customers		31,359,642	7,821,623
Accrued expenses and other payables	14	27,129,341	30,287,946
Income taxes payable	17	241,409	186,326
Dividends payable		2,381,759	2,381,759
Amounts due to related parties	22	-	621,077

Total liabilities, all current		543,816,241	444,146,539

Series B convertible preferred stock:
Par value: $0.001; Authorized: 8,000,000 shares
6% cumulative dividend with liquidation preference
over common stock
Issued and outstanding: 5,333,340shares,
liquidation preference of $20,000,000		16,451,552	16,451,552
Commitments and contingencies	18	-	-

Stockholders’ equity:
Common stock:
Par value:$0.001; Authorized: 100,000,000 shares;
Issued and outstanding: 57,646,160 shares as at September 30, 2012 and
December 31, 2011		57,646	57,646
Additional paid-in capital		50,303,562	49,198,278
Statutory reserve		3,744,304	3,744,304
Accumulated other comprehensive income		5,848,820	6,545,811
Retained earnings		5,669,321	9,699,710

Total stockholders’ equity		65,623,653	69,245,749

Total liabilities and stockholders' equity		$625,891,446	$529,843,840

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF  COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales
External parties	$164,347,259	$123,429,226	$532,097,663	$362,865,970
Related parties	-	41,225,747	-	99,443,224

Total Sales	164,347,259	164,654,973	532,097,663	462,309,194

Cost of sales
External parties	160,472,369	126,185,505	512,329,534	351,055,636
Related parties	-	41,846,664	-	100,123,349

Total Cost of sales	160,472,369	168,032,169	512,329,534	451,178,985

Gross profit (loss)	3,874,890	(3,377,196)	19,768,129	11,130,209

Operating expenses
Selling expenses	251,399	91,607	892,522	846,287
General and administrative expenses	2,127,023	5,220,525	7,393,838	12,985,350

Total operating expenses	2,378,422	5,312,132	8,286,360	13,831,637

Income (loss) from operations	1,496,468	(8,689,328)	11,481,769	(2,701,428)
Other income (expense)
Interest income	1,518,802	1,497,644	4,340,849	3,186,530
Interest expense	(5,863,569)	(5,963,264)	(13,172,551)	(11,798,628)
Foreign exchange gain (loss), net	331,405	1,466,275	(33,113)	4,666,631
Liquidated damages expense	-	(1,424,609)	-	(2,725,339)
Other	(5,439,250)	(159,370)	(5,656,289)	2,409,165

Total other expenses	(9,452,612)	(4,583,324)	(14,521,104)	(4,261,641)

Loss before income taxes	(7,956,144)	(13,272,652)	(3,039,335)	(6,963,069)

Income tax (benefit) expense	(1,018,411)	(2,613,449)	991,058	304,529
Net loss attributable to Keyuan
Petrochemicals Inc. stockholders	(6,937,733)	(10,659,203)	(4,030,393)	(7,267,598)
Dividends to Series B convertible
preferred stockholders	-	306,247	-	908,753
Net loss attributable to Keyuan
Petrochemicals Inc. common stockholders	$(6,937,733)	$(10,965,450)	$(4,030,393)	$(8,176,351)
Net loss attributable to Keyuan
Petrochemicals Inc. stockholders	$(6,937,733)	$(10,659,203)	$(4,030,393)	$(7,267,598)

Other comprehensive (loss) income
Foreign currency translation adjustment	(827,671)	942,212	(696,991)	2,674,383

Comprehensive loss	$(7,765,404)	$(9,716,991)	$(4,727,384)	$(4,593,215)

Loss per share
Attributable to common stock
- Basic	$(0.12)	$(0.19)	$(0.07)	$(0.14)
- Diluted	$(0.12)	$(0.19)	$(0.07)	$(0.14)

Weighted average number of shares of common stock used in calculation
Basic	57,646,160	57,579,490	57,646,160	57,579,096
Diluted	57,646,160	57,579,490	57,646,160	57,579.096

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,030,393)	$(7,267,598)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of property and equipment	-	3,528
Depreciation	7,341,232	6,994,230
Amortization	80,251	78,033
Land use rights amortization	338,504	329,183
Share-based compensation expense	1,206,126	1,695,078
Changes in operating assets and liabilities:
Bills receivable	951,117	6,972,884
Account receivable	(180,533)	-
Inventories	(30,165,815)	41,427,530
Prepayments to suppliers	(13,210,595)	(9,138,576)
Consumption tax refund receivable	18,881,633	(12,669,298)
Other assets	(6,491,085)	(9,613,538)
Accounts payable	(54,641,410)	13,727,663
Accounts payable-related parties	(625,497)	505,542
Advances from customers	23,525,946	7,750,302
Income taxes payable	(409,611)	(12,780,611)
Accrued expenses and other payables	(2,134,091)	(7,281,521)

Net cash (used in) provided by operating activities	(59,564,221)	20,732,831

Cash flows from investing activities:
Proceeds from property disposal of property and equipment	-	10,582
Purchase of property, plant and equipment,	(27,415,396)	(23,631,456)

Net cash used in investing activities	(27,415,396)	(23,620,874)

Cash flows from financing activities:
Pledged bank deposits used for bank borrowings	(43,821,515)	(56,821,639)
Proceeds from short-term bank borrowings	663,720,065	189,192,525
Repayment of short-term bank borrowings	(565,966,718)	(130,501,038)
Proceeds from bills payable	172,786,800	85,470,630
Repayment of bills payable	(129,312,690)	(94,796,100)
Repayments of long-term bank borrowings	(9,669,720)	(13,101,900)
Short-term financing from related parties	-	13,232,658
Short-term financing to related parties	-	(13,118,390)
Proceeds from warrant exercise	-	7,332
Dividends paid	-	(2,585,647)

Net cash provided by (used in) financing activities	87,736,222	(23,021,569)

Effect of foreign currency exchange rate changes on cash	(826,022)	316,817

Net decrease in cash	(69,417)	(25,592,795)

Cash at beginning of the period	7,325,017	29,336,241

Cash at end of the period	$7,255,600	$3,743,446

Supplemental disclosure of cash flow information:
Income taxes paid	$1,820,668	$13,085,140
Interest paid, net of capitalized interest	$9,264,849	$11,798,628
Dividends accrued	$-	$4,436,753
Non-cash financing activities:
Payable for purchase of property, plant and equipment	$8,816,043	$14,668,112

See accompanying notes to the consolidated financial statements.

1                ORGANIZATION AND DESCRIPTION OF BUSINESS

(a)              Organization

Keyuan Petrochemicals, Inc. (the “Company”) was incorporated in the State of Texas on May 4, 2004 in the former name of “Silver Pearl Enterprises, Inc”.  The Company, through its wholly-owned subsidiary, Sinotech Group Limited (Formerly known as “Keyuan International Group Limited”) and its indirect subsidiaries, Keyuan Group Limited (“Keyuan HK”), Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”), Ningbo Keyuan Petrochemicals Co., Ltd. (Ningbo Keyuan Petrochemicals), Ningbo Keyuan Synthetic Rubbers Co., Ltd. (“Ningbo Keyuan Synthetic Rubbers”), and Guangxi Keyuan New Materials Co., Ltd. (“Guanxi Keyuan”), are collectively referred herein below as “the Group” and are engaged in the manufacture and sale of petrochemical products in the People’s Republic of China (“PRC”).

(b)              Other Events

In 2011, Company’s former auditor, KPMG , LLP (“KPMG”), brought certain issues to the Company’s Audit Committee’s attention through a March 28, 2011 memorandum and an April 18, 2011 letter (collectively, the “KPMG Memoranda”). KPMG requested that the Company’s Audit Committee conduct an independent investigation (the “Independent Investigation”) into those issues. On March 31, 2011, the Audit Committee elected to commence such Independent Investigation and engaged the services of independent counsel, Pillsbury Winthrop Shaw Pittman LLP (“Pillsbury”), which in turn engaged the services of Deloitte Financial Advisory Services LLP (“Deloitte”), as independent forensic accountants, and King & Wood, as Audit Committee counsel in the PRC. Pillsbury, Deloitte and King & Wood are collectively referred to herein as the “Investigation Team”. On September 28, 2011, the Independent Investigation was completed. The Independent Investigation identified possible violations of PRC laws and U.S. Securities laws, including the maintenance of an off-balance sheet cash account that was used primarily to pay service providers and other Company-related expenses. Total activity in the off-balance sheet cash account amounted to approximately $800,000 through December 31, 2010, with a net income statement effect of approximately $12,000, and $400,000 for the period from January 1, 2011 to March 31, 2011, with a net income statement effect of approximately $192,000, at which time the Company ceased its use. The Independent Investigation identified certain other issues that could result in potential violations of PRC or U.S. laws. The Company continues to work with its legal counsel to evaluate the matters identified in the investigation and to determine the extent to which the Company may be exposed to fines and penalties. The Company has preliminarily concluded that the extent to which it may be exposed to fines and penalties in the PRC is limited, and to date, has not received any PRC governmental or regulatory communication or inquiry related to these matters. However, management is currently unable to determine the final outcome of these matters and their possible effects on the consolidated financial statements.

On October 7, 2011, trading of the Company’s common stock was delisted by NASDAQ, and is currently quoted on the Over-the-Counter Bulletin Board (symbol: KEYP).

On September 11, 2012, the Company received a “Wells Notice” from the Staff of the U.S. Securities and Exchange Commission ( the “Commission”) stating that the Staff intends to recommend that the Commission bring a civil injunctive action against the Company, alleging that the Company violated Section 17(a) of the Securities Act of 1933 as well as Section 10(b), 13(a), and 13b(2) of the Securities Exchange Act of 1934 and Rules 10b-5 and 13a-13 thereunder. On the same day, the Commission also issued a Wells Notice to Mr. Chunfeng Tao, the Company’s Chief Executive Officer, advising him that the Staff intends to recommend that the Commission bring a civil injunctive action against him alleging that he violated Section 304 of the Sarbanes-Oxley Act.

A Wells Notice by the Staff is neither a formal allegation of wrongdoing nor a determination of wrongdoing. A Wells Notice indicates that the Commission has determined it may bring a civil action and provides the Company and Mr. Tao with an opportunity to provide the Commission with information as to why such action should not be brought.

The Company cannot predict the outcome of the matter with the Commission, including whether a lawsuit will be filled or the term of any settlement that may be reached. The Company will determine how to proceed based on further consultation with its legal counsel. At this time, the company does not expect the notice to materially interfere with its day to day operating business.

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

3                CASH

Cash consists of cash on hand and cash at banks. As of September 30, 2012 and December 31, 2011, cash of $6,859,231 and $7,101,505, respectively, was held in major financial institutions located in the PRC; and cash of $344,054 and $124,355, respectively was held in the Hong Kong Special Administrative Region. Management performs periodic evaluations of the relative credit standings of those financial institutions, and believes that these major financial institutions have high credit ratings.

4                ACCOUNTS RECEIVABLE

The Group generally requires a prepayment of 100% of the sales contract price from its customers shortly before products are delivered. Such prepayment is recorded as “advances from customers” in the Group’s consolidated balance sheet, until the products are delivered and the customer takes ownership and assumes the risk of loss. With the approval of the Company’s general manager, the Company occasionally extends credit to its long-term customers with a good credit rating. As of September 30, 2012 and December 31, 2011, the balance of accounts receivable was $2,419,301 and $2,226,288 respectively.

5                 INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Raw materials	$55,506,637	$26,226,388
Finished goods	8,677,501	10,891,825
Work-in-process	5,108,469	1,827,755

Total	$69,292,607	$38,945,968

6                PREPAYMENTS TO SUPPLIERS

As of September 30, 2012 and December 31, 2011, prepayments to suppliers are made in connection with the purchase of raw materials and the construction of the Group’s facilities. Prepayments to suppliers are reclassified to inventories or construction-in-progress, when the Group applies the prepayments to related purchases of materials after the related invoices are received.

7                CONSUMPTION TAX REFUND RECEIVABLE

The PRC government enacted a regulation that provides that domestically purchased heavy oil to be used for producing ethylene and aromatics products would be exempted from a consumption tax. In addition, the consumption tax paid for imported heavy oil would be refunded if it was used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be used for the production of ethylene and aromatics products, the Group recognizes a consumption tax refund receivable when the consumption tax has been paid and the relevant heavy oils have been used for production. As of September 30, 2012 and December 31, 2011, the Group recorded an estimated consumption tax refund amounting to $37,273,246, and $55,809,560 respectively.

On August 15,2012, the Group received a consumption tax refund of $95,124,967 and  consumption tax claims of $37,273,246  are in process and are expected to be approved and refunded by the end of this year.

8                OTHER CURRRENT ASSETS

Other current assets consist of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
VAT recoverable	$31,544,594	$9,991,877
Receivable from Ningbo Litong (Note 22)	690,584	2,740,970
Customs deposits for imported inventories	16,656,326	29,102,193
Others	5,624,467	4,143,388
Income tax receivable	463,062	-

	$54,979,033	$45,978,428

The estimate of deductible input VAT on the purchase of property, plant and equipment is determined using vendor contracts, engineering and other estimates, as well as historical experience, and is included in VAT recoverable. Approximately $1.4 million and $2.9 million is included in non-current assets as of September 30, 2012 and December 31, 2011 respectively.

Customs deposits for imported inventories represent amounts paid to the local customs office in connection with the importing of raw materials inventories. Upon approval by the customs authorities, these amounts become refundable by the local tax authority and are reclassified as consumption tax refund receivable (Note 7).

9                PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Sptember 30,	December 31,
	2012	2011
	(Unaudited)

Buildings	$3,910,467	$3,888,234
Machinery and equipment	230,024,640	175,736,470
Vehicles	785,091	663,985
Office equipment and furniture	247,592	134,929
Construction-in-progress	302,729	27,449,846

	235,270,519	207,873,464
Less: Accumulated depreciation	(24,434,124)	(17,005,843)

	$210,836,395	$190,867,621

Depreciation expense on property, plant and equipment is allocated to the following items:

	Three months ended		Nine months ended
	September 30		September 30
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2012	2011	2012	2011

Cost of sales	$1,846,619	$2,280,341	$7,206,265	$6,870,200
Selling, general and administrative expenses	47,300	42,323	134,967	124,030

	$1,893,919	$2,322,664	$7,341,232	$6,994,230

For the nine months ended September 30, 2012 and the year ended December 31,2011, interest capitalized amounted to $794,400 and $1,246,179, respectively.

10               INTANGIBLE ASSETS

Intangible assets consist of the following:

	Amortization	September 30,	December 31,
	Period	2012	2011
	Years	(Unaudited)

Licensing agreements	10-20	$1,503,850	$1,495,300
Less: Accumulated amortization		(599,891)	(516,797)

		$903,959	$978,503

For the nine months ended September 30, 2012 and 2011, amortization expense for intangible assets amounted to $80,251 and $78,033, respectively. For the three months ended September 30, 2012 and 2011, amortization expense for intangible assets amounted to $26,750 and $26,358, respectively. Estimated amortization expense for each of the next five years is estimated to be approximately $100,000.

11              LAND USE RIGHTS

	September 30,	December 31,
	2012	2011
	(Unaudited)
Land use rights	$12,251,756	$12,182,100
Less: Accumulated amortization	(1,457,739)	(1,113,338)

	$10,794,017	$11,068,762

For the nine months ended September 30, 2012 and 2011, amortization expense related to land use rights was $338,504 and $329,183, respectively. For the three months ended September 30, 2012 and 2011, amortization expense related to land use rights was $112,835 and $111,184, respectively.

12              SHORT-TERM BANK BORROWINGS

	September 30,	December 31,
	2012	2011
	(Unaudited)

Bank borrowings-secured/guaranteed	$325,320,242	$225,969,421

Short−term bank borrowings outstanding as of September 30, 2012 carry a weighted average interest rate of 6.14% (2011: 5.23%) for bank loans in RMB; a weighted average interest rate of 4.28% (2011: 3.47%) for bank loans in USD; a weighted average interest rate of 2.46% for bank loans in EUR, and have maturity terms ranging from one to twelve months and interest rates ranging from 1.27% to 7.93% (2011: 2.97% to 4.92%).

At September 30, 2012, approximately $48,835,000 and $28,966,374 included in short-term bank borrowings are payable to Shanghai Pudong Development Bank, which is secured by a one-year fixed term deposit with a carrying amount of $48,835,000 and is guaranteed by Kewei (Note 22). In addition, $142,371,739 payable to Bank of China is secured by  one year fixed term deposits and pledged deposits with a carrying amount of $101,454,957 and by certain of  the Group’s land use rights and properties; $35,630,975 payable to China Construction bank is secured by pledged deposits with a carrying amount of $8,147,382 and is guaranteed by Ningbo Pacific Ocean Shipping Co., Ltd (Note 22); and $22,144,350 payable to China Merchants bank is secured by pledged deposits with a carrying amount of $5,000,000 and is guaranteed by Ningbo Litong (Note 22). Among the rest of the Group's short-term borrowings, $47,371,804 is guaranteed by related party and third-party entities and individuals, including $9,923,700 which is guaranteed by the Company’s  Chief Executive Officer as of September 30, 2012.

13               LONG-TERM BANK BORROWINGS

	September 30,	December 31,
	2012	2011
	(Unaudited)
Loan from China Construction Bank	$6,173,700	$15,740,000
Less: current portion	(6,173,700)	(15,740,000)

	$-	$-

As of September 30, 2012 and December 31, 2011,  the Group's long-term bank loans are secured/ guaranteed by related-party entities and Mr. Tao (Note 22), bear interest from 7.29 % to 7.74% (2011:7.29% to 7.74%) and were repaid in October 2012.There were no additional long term bank borrowings in the nine months ended September 30, 2012.

14              ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of September 30, 2011 and December 31, 2010 consist of:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Payable for purchase of property, plant and equipment	$21,477,138	$24,590,217
Accrued payroll and welfare	370,791	1,061,508
Liquidated damages	2,493,326	2,493,326
Other accruals and payables	2,788,086	2,142,895

	$27,129,341	$30,287,946

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

During the year ended December 31, 2011, 66,670 shares of the Series B convertible preferred stock were converted into 66,670 shares of the Company’s common stock. In addition,1,150 Series A warrants and  500 Series B warrants were exercised, and the Company issued 1,150 shares and 500 shares of the Company’s common stock, receiving proceeds of $4,863 and $2,468, respectively. There were no dividends to be paid and accrued for the three months ended September 30, 2012.

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

On April 1, 2011, trading of the Company’s common stock was suspended and on October 7, 2011 was delisted by NASDAQ. Management determined that the registration statements were no longer effective commencing on April 7, 2011 and registerable securities in connection with the Series A and B private placements were not able to be sold pursuant to Rule 144 under the Securities Act until November 1, 2011. Accordingly, in the year ended December 31, 2011, an estimated contingent liability for $2,493,326 was accrued with a corresponding charge to earnings. Liquidated damages during the nine months ended September 30, 2012 and 2011 were nil and $2,725,339 respectively.

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

On December 29, 2010, 600,000 stock options granted to certain employees on August 4, 2010, were cancelled. As compensation for such cancellation, the Company committed to pay these employees incremental cash payments during the period through August 2013. The fair value of the committed cash payment on December 29, 2010 was approximately $400,000 and no incremental compensation costs resulted from the cancellation of these stock options. Included in accrued expenses and other payables is approximately $290,839 representing the liability related to the committed cash payment as of September 30, 2012.

No options were granted during the three and nine months ended September 30, 2012.

For the three months ended September 30, 2012 and 2011, share-based compensation expenses related to employee stock options charged to general and administrative expenses in the consolidated statements of operations were $386,630 and $406,098, respectively. For the nine months ended September 30, 2012 and 2011, share-based compensation expenses related to employee stock options charged to general and administrative expenses in the consolidated statements of operations were $1,206,126 and $1,695,078, respectively.

As of September 30, 2012, there were unrecognized compensation costs related to employee stock options of approximately $740,812. These costs are expected to be recognized on a straight-line basis, over the remaining weighted average service period of 0.69 years.

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

Hong Kong

Keyuan HK is incorporated in Hong Kong. Keyuan HK did not earn any income that was derived in Hong Kong for the nine months ended September 30, 2012 and 2011 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Ningbo Keyuan Synthetic Rubbers and Guangxi  Keyuan are incorporated in the PRC and the applicable PRC statutory income tax rate is 25%.

Components of loss before income tax expense (benefit)  arose in the following jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
PRC	$(7,152,274)	$9,087,464	$850,930	$2,852,121
U.S.	(554,940)	3,610,942	(1,980,970)	(8,315,021)
Hong Kong and BVI	(248,928)	574,246	(1,909,295)	(1,500,169)

Loss before income taxes	$(7,956,142)	$13,272,652	$(3,039,335)	$(6,963,069)

The Group’s income tax (benefit) expense in the consolidated statements of operations consists of the following:

PRC:	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current income tax (benefit) expense	$(1,018,411)	$-	$991,058	$304,529
Deferred income tax benefit	-	(2,613,449)	-	-
Total income tax (benefit) expense	$(1,018,411)	$(2,613,449)	$991,058	$304,529

Reconciliation between income tax  (benefit)  expense and the amounts computed by applying the PRC statutory income tax rate of 25% to  (loss) income before income taxes is as follows:

	Three months ended September 30,
	2012		2011
	(Unaudited)		(Unaudited)
Loss before income	$(7,956,142)		$(13,272,652)

Computed income tax (benefit) expense	(1,989,036)	25.0%	(3,318,163)	25.0%
NOLs from overseas subsidiaries	200,967	(4.1%)	1,356,212	(10.2%)
Others/Timing differences	769,658	9.7%	(651,498)	4.9%
Actual income tax (benefit) expense	$(1,018,411)	21.0%	$2,613,449	19.7%

	Nine months ended September 30,
	2012		2011
	(Unaudited)		(Unaudited)
Income (Loss) before income taxes	$(3,039,335)		$(6,963,069)

Computed expected income tax expense	(759,834)	25.0%	(1,740,767)	25.0%
NOLs from overseas subsidiaries	972,566	131%	3,155,416	(45.4%)
Others/Timing differences	778,326	26%	(1,110,120)	16%
Actual income tax expense	$991,058	117%	$304,529	(4.4%)

The PRC income tax rate has been used because the majority of the Group’s consolidated income (loss) before income taxes arises in the PRC.

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. Further, the Company’s distributions from its PRC subsidiaries are subject to U.S. federal income tax at 35%, less any applicable qualified foreign tax credits. Due to the Company’s policy of permanently reinvesting substantially all of its earnings in its PRC business, the Company has not provided for deferred income tax liabilities for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed earnings of $34.4 million and $31 million as of September 30, 2012 and December 31, 2011, respectively.

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

In connection with the shipping of finished products, inaccurate product information has been provided to the PRC Port authority. In addition, through June 30, 2011, Ningbo Keyuan failed to withhold income tax of approximately $50,000 from payments to certain external service providers and employees. In consultation with PRC legal counsel, management has evaluated the contingencies associated with the provision of inaccurate information and expects that the penalty, if any, will not be significant and will not have a material impact on the consolidated financial statement.

In addition, the Group had outstanding Letter’s of Credit as of September 30, 2012 of $20,721,987.

19              EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic net income (loss) per share:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss income attribute to Keyuan Petrochemicals, Inc. stockholders	$(6,937,733)	$(10,659,203)	$(4,030,393)	$(7,267,598)

Less: Dividend attributable to preferred stockholders	-	306,247	-	908,753

Net loss attributable to Keyuan Petrochemical Inc. common stockholders	$(6,937,733)	$(10,965,450)	$(4,030,392)	$(8,176,351)

Weighted average common shares basic and diluted	57,646,160	57,579,490	57,646,160	57,579,096

Net loss per share-basic and diluted	$(0.12)	$(0.19)	$ (0.07)	$(0.14)

20              FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and 2011.

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

21              SIGNIFICANT CONCENTRATIONS AND RISKS

As of September 30, 2012 and December 31, 2011, the Group held cash and pledged bank deposits in financial institutions of approximately $208,175,863 and $163,591,879, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region. Management believes that these financial institutions have high credit ratings.

Sales to major customers, which individually exceeded 4% of the Group’s total net revenues, are as follows:

Three months ended September 30, 2012			Three months ended September 30, 2011
(Unaudited)			(Unaudited)
Largest	Amount of	% Total	Largest	Amount of	% Total
Customers	Sales	Sales	Customers	Sales	Sales

Customer A	$25,073,797	15%	Customer A	$41,225,299	25%
Customer B	19,205,656	12%	Customer I	13,170,091	8%
Customer C	9,186,080	6%	Customer F	11,137,634	7%
Customer D	8,164,027	5%	Customer J	12,173,190	7%
Customer E	7,836,830	5%	Customer K	6,372,752	4%

Total	$69,466,390	43%	Total	$84,078,966	51%

Nine months ended September 30, 2012			Nine months ended September 30, 2011
(Unaudited)			(Unaudited)
Largest	Amount of	% Total	Largest	Amount of	% Total
Customers	Sales	Sales	Customers	Sales	Sales
Customer A	$77,871,098	15%	Customer A	$99,376,211	21%
Customer B	33,060,210	6%	Customer L	42,569,008	9%
Customer F	26,439,522	5%	Customer F	41,406,576	9%
Customer G	24,755,435	5%	Customer M	19,465,251	4%
Customer H	20,021,342	4%	Customer N	18,257,022	4%

Total	$182,147,607	35%	Total	$221,074,068	47%

The Group currently buys a majority of its heavy oil, an important component of its products, from three suppliers. Although there are a limited number of suppliers of the particular heavy oil, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for three months ended September 30, 2012 and 2011 were $117,369,604 and $85,220,085, respectively. These purchases represented 77% and 77% respectively of all of the Company’s purchases for three months end September 30, 2012 and 2011. Purchases (net of VAT) from the largest three suppliers for nine months ended September 30, 2012 and 2011 were $372,708,756 and $317,299,110, respectively. These purchases represented 76% and 79% respectively of all of the Group’s purchases for the nine months ended  September 30, 2012 and 2011.

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

22              RELATED PARTY TRANSACTIONS AND RELATIONSHIPS AND TRANSACTIONS WITH CERTAIN OTHER PARTIES

(1)             Related Party Transactions

The Company considers all transactions with the following parties to be the related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder
Mr. Jicun Wang	Principal stockholder
Mr. Peijun Chen	Principal stockholder
Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang
Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan
Mr. Weifeng Xue	Vice President of Accounting, Ningbo Keyuan through August 2011
Mr. Hengfeng Shou	Vice President of Sales, Ningbo Keyuan Petrochemical
Ningbo Kewei Investment Co., Ltd	A company controlled by Mr. Tao through September 2011
(Ningbo Kewei)
Ningbo Pacific Ocean Shipping Co., Ltd	100% ownership by Mr. Wang
(Ningbo Pacific)
Ningbo Hengfa Metal Product Co., Ltd	100% ownership by Mr. Chen
(Ningbo Hengfa, former name "Ningbo Tenglong")
Shandong Tengda Stainless Steel Co., Ltd	100% ownership by Mr. Chen
(Shandong Tengda)
Ningbo Xinhe Logistic Co., Ltd
(Ningbo Xinhe)	10% ownership by Ms. Huang
Ningbo Kunde Petrochemical Co, Ltd.	Mr. Tao’s mother was a 65% nominee shareholder for Mr. Hu, a third party through September 2011 and included in transactions with certain other beginning October 1, 2011
(Ningbo Kunde)
Ningbo Jiangdong Jihe Construction Materials	Controlled by Mr. Xue’s Brother-in-law
Store (Jiangdong Jihe)
Ningbo Wanze Chemical Co., Ltd	Mr. Tao’s sister-in-law is the legal representative
(Ningbo Wanze)
Ningbo Zhenhai Jinchi Petroleum Chemical Co., Ltd	Controlled by Mr. Shou
(Zhenhai Jinchi)

Related party transactions and amounts outstanding with the related parties as of and for the three months and nine months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Sales of products (a)	$-	$41,225,747
Purchase of raw material (b)	$-	$-
Purchase of transportation services (c)	$1,011,084	$1,230,893
Credit line of guarantee provision for bank borrowings (d)	$34,398,840	$-
Loan guarantee fees (d)	$102,889	$402,447
Short-term financing from related parties (e)	$-	$-
Short-term financing to related parties (e)	$-	$-

	Nine Months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Sales of products (a)	$-	$99,443,224
Purchase of raw material (b)	$-	$7,113,589
Purchase of transportation services (c)	$2,675,446	$2,158,772
Credit line of guarantee provision for bank borrowings (d)	$34,398,840	$-
Loan guarantee fees (d)	$306,873	$1,159,365
Short-term financing from related parties (e)	$-	$13,232,658
Short-term financing to related parties (e)	$-	$13,118,390

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
Amounts due from related parties (f)	$39,575	$39,350
Amounts due to related parties (g)	$-	$621,077

(a) During the three months ended September 30, 2011, the Group sold finished products of $41,225,747 to Ningbo Kunde. During the nine months ended September 30, 2011, the Group sold finished products of $99,376,211 to Ningbo Kunde, and  $67,013 to Zhenhai Jinchi, respectively.

(b) The Group purchased raw materials of $7,113,589 from Ningbo Kunde during the nine months ended September 30, 2011.

(c) The Group purchased transportation services of $1,011,084 and $1,230,893 from Ningbo Xinhe during the three months ended September 30, 2012 and 2011, respectively. The Group purchased transportation services of $2,675,446 and $2,158,772 from Ningbo Xinhe during the nine months ended September 30, 2012 and 2011, respectively.

(d) Guarantees for Bank Loans

Guarantees for bank loans provided by related parties during the three and nine months ended September 30, 2012 and 2011, are as follows:

	Guarantee provided during the three months ended September 30		Guarantee provided during the nine months ended September 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Mr. Tao	$16,644,600	$-	$16,644,600	$-
Jicun Wang and Chen	17,754,240	-	17,754,240	-

	Bank Loans guaranteed
	as of
	September 30	December 31
	2012	2011
	(Unaudited)	(Unaudited)
Mr. Tao	$9,923,700	$34,628,000
Jicun Wang and Chen	6,399,600	1,983,523
Ningbo Pacific	29,290,544	27,918,200
Ningbo Hengfa	-	14,795,600
Shandong Tengda	-	944,400
Total	$45,613,844	$80,269,723

Beginning in 2011 loan guarantee fees of 0.3% the loan principal guaranteed are to be paid quarterly. During the three months ended September 30, 2012, loan guarantee fees were $32,767 and $70,122 for Ningbo Hengfa and Ningbo Pacific, respectively. In the three months ended September 30,2011, loan guarantee fees were $75,616,$241,921 and $84,910 for Ningbo Hengfa, Ningbo Pacific and Ningbo Kewei, respectively. During the nine months ended September 30, 2012, loan guarantee fees were $97,789 and $209,084 for Ningbo Hengfa and Ningbo Pacific , respectively. In the nine months ended September 30, 2011, loan guarantee fees were $225,732, $543,167 and $390,466 for Ningbo Hengfa ,Ningbo Pacific and Ningbo Kewei, respectively.

(e)   Short-term financing transactions with related parties

There were no short-term financing activities with related parties during the three months ended September 30,2012 and 2011.

Short-term financing activities with related parties during the nine months ended September 30, 2012 and 2011 are as follows:

	Nine Months Ended September 30
	2012			2011
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)

Ningbo Kewei	$-	$-	$-	$5,394,900	$(5,394,900)	$-
Ningbo Kunde	-	-	-	5,394,900	(5,394,900)	-
Jiangdong Jihe	-	-	-	2,442,858	(2,328,590)

	$-	$-	$-	$13,232,658	$(13,118,390)	$-

(i) Transactions during the year are translated at average exchange rates.

(ii) Balances at year end are translated at the balance sheet exchange rate.

(f)    Amounts due from related parties consist of the following:

	September 30,	December 31,
	2012	2011
Related Party	(Unaudited)	(Unaudited)

Mr. Tao	$39,575	$39,350
	$39,575	$39,350

Amounts due from Mr. Tao represent advances made for business expenses which are unsecured, interest free and due on demand.

(g)   Amount due to related parties consists of the following:

	September 30,	December 31,
Related Party	2012	2011
	(Unaudited)	(Unaudited)

Ninbo Xinhe	$-	$621,077

Amount due to related parties represent balances due for raw materials purchase and freight.

(2) Relationships and transactions with certain other parties

The Group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd	Former 12.75% nominee shareholder of Ningbo
(Ningbo Litong)	Keyuan
Ningbo Jiangdong Haikai Construction	Controlled by cousin of Mr. Weifeng Xue, Vice
Materials Store (Jiangdong Haikai)	President of Accounting through August 2011
Ningbo Jiangdong Deze Chemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue, Vice
(Jiangdong Deze)	President of Accounting through August 2011
Ningbo Anqi Petrochemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue, Vice
(Ningbo Anqi)	President of Accounting through August 2011
Ningbo Kewei Investment Co., Ltd	A related party through September 2011 when control
(Ningbo Kewei)	transferred, and included in transactions with certain other parties beginning October 1, 2011
Ningbo Kunde Petrochemical Co., Ltd	A related party through September 2011 when control
(Ningbo Kunde)	transferred, and included in transactions with certain other parties beginning October 1, 2011

Transactions and amounts outstanding with these parties for the three and nine months ended September 30, 2012 and 2011, are summarized as follows:

	Three Months Ended September 30,
	(Unaudited)
	2012	2011

Sales of products (h)	$25,073,797	$-
Purchase of raw material (i)	$17,183,224	$5,302,905
Credit line of guarantee for bank borrowings (j)	$51,043,440	$-
Loan guarantee fees(j)	$374,184	$256,020
Short-term financing from theses parties (k)	$-	$3,949,020
Short-term financing to these parties (k)	$-	$3,949,020
Amounts due from these parties	$1,731,172	$-

	Nine Months Ended September 30,
	(Unaudited)
	2012	2011
Sales of products (h)	$95,033,299	$777,960
Purchase of raw material (i)	$39,521,516	$14,839,187
Credit line of guarantee for bank borrowings (j)	$192,105,440	$-
Loan guarantee fees(j)	$1,116,489	$761,676
Short-term financing from theses parties (k)	$-	$51,835,741
Short-term financing to these parties (k)	$-	$49,582,214
Amounts due from these parties	$1,731,172	$-
Amounts due to these parties	$-	$64,201

(h) During the three months ended September 30 , 2012 and 2011, the Group sold finished products of $25,073,797 and nil to Ningbo Kunde, respectively. During the nine months ended September 30, 2012 and 2011, the Group sold finished products of $17,162,201 and $777,960, respectively, to Ningbo Litong, and $77,871,098 and nil respectively to Ningbo Kunde,. Amounts received in advance from Ningbo  Kunde were $1,731,172 as of September 30, 2012, and are included in advances from customers on the consolidated balance sheet.

(i) During the three months ended September 30, 2012 and 2011, the Group purchased raw materials of $16,868,696 and $5,302,905, respectively, from Ningbo Litong, and $314,528 and nil, respectively from Ningbo Kunde. During the nine months ended September 30, 2012 and 2011, the Group purchased raw materials of $26,084,507 and $14,839,187, respectively from Ningbo Litong, and $13,437,009 and nil, respectively from Ningbo Kunde.

(j) Guarantees for Bank Loans

	Guarantee provided during the three months ended September 30 (Unaudited)		Guaranted provided during the nine months ended September 30 (Unaudited)
	2012	2011	2012	2011

Ningbo Litong	$16,644,600	$-	$67,252,200	$39,907,500
Ningbo Kewei	$34,398,840	$-	$145,362,840	$-

	Bank loans guaranteed As of
	September 30	December 31
	2012	2011
	(Unaudited)

Ningbo Litong	$41,261,306	$61,632,077

Ningbo Keiwei	$32,716,374	$-

Beginning in 2011 loan guarantee fees of 0.3% the loan principal guaranteed after January 1, 2011 are to be paid quarterly. In the three months ended September 30, 2012, loan guarantee fees were $188,558 and $185,626 for Ningbo Litong and Ningbo Kewei, respectively. In the three months ended September 30,2011, loan guarantee fees were $256,020 and $84,910 for Ningbo Litong and Ningbo Kewei, respectively. In the nine months ended September 30,2012, loan guarantee fees were $562,821  and $553,666 for Ningbo Litong and Ningbo Kewei, respectively. In the nine months ended September 30,2011, loan guarantee fees were $761,646 and $390,466 for Ningbo Litong and Ningbo Kewei.

(k)   Short-term financing transactions

Historically the Group and its theses parties have provided each other with short-term financing, typically, in the form of cash, bills receivable and bills payable.

	Three Months Ended September 30 (Unaudited)
	2012			2011
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)

Ningbo Anqi	-	-	-	3,949,020	(3,949,020)	-
	$-	$-	$-	$3,949,020	$(3,949,020)	$-

	Nine Months Ended September 30 (Unaudited)
	2012			2011
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)

Ningbo Litong	$-	$-	$-	$38,399,357	$(36,145,830)	$-
Jiangdong Deze	-	-	-	2,620,380	(2,620,380)	-
Ningbo Anqi	-	-	-	10,816,004	(10,816,004)	-
	$-	$-	$-	$51,835,741	$(49,582,214)	$-

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Keyuan  for the nine months ended September 30, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In order to optimize the Company’s expansion projects, Guangxi Keyuan New Materials Co., Ltd was incorporated on April 4, 2012 in Guangxi province, China as the base for developing the Guangxi Project. Ningbo Keyuan Synthetic Rubbers Co., Limited was incorporated on June 15, 2012 as a foreign owned enterprise to engage in the sales and marketing of various petrochemical products, specifically synthetic rubbers.

On October 15, 2012, Keyuan International Group Limited changed its name to Sinotech Group Limited.

Our organization chart is as follows:

Chunfeng Tao
Jicun Wang
Peijun Chen
Muxia Duan
Brian Pak-Lun Mok 2/3
Xin Yue 1/3
Apex Smart Limited BVI
Best Castle Investments Limited BVI
Chance Brilliant Holdings Limited BVI
Harvest Point Limited BVI
Strategic Synergy Limited BVI
45.6132%
23.2523%
20.5694%
3.334%
7.232%
Delight Reward Limited BVI
82.6%
Keyuan Petrochemicals, INC
100%
Sinotech Group Limited (former known as Keyuan International Group Limited BVI
100%
Keyuan Group Limited Hong Kong
25%
Outside China
Inside China
100%
100%
Ningbo Keyuan Petrochemicals Co., Ltd. (WOFE)
Ningbo Keyuan Plastics Co., Ltd. (WOFE)
75%
Guangxi Keyuan New Materials Co., Ltd
100%
Ningbo Keyuan Synthetic Rubbers Co., Limited

In April 2011, we expanded our annual production capacity from 550,000 MT to 720,000 MT. We  completed the construction of a Styrene-Butadience-Styrene (the “SBS”) production facility with an annual production capacity of 70,000 MT in September 2011.  One SBS production line began commercial production in December 2011 and the second line began commercial production in August, 2012. In addition, we had originally planned to add additional storage capacity and to complete a raw material pre-treatment facility and an asphalt production facility by the end of 2012. However, due to the recent developments in market conditions, management is currently re-evaluating the effectiveness and feasibility of the entire manufacturing capacity expansion strategy considering the long-term development and the industry environment and the completion timetable was temporarily adjusted to the end of June 3013 until evaluation results become available.

In January 2012, we signed a cooperation agreement with Fangchenggang City to build a new petrochemicals production facility in Guangxi Keyuan New Materials Industrial Park, in Guangxi Province. The total investment amount to construct this new production facility is RMB 12.8 billion (approximately USD $2.02 billion).  We commenced pre-construction activities including but not limited to applying for the governmental approvals and licenses in February 2012 and expect to complete the pre-construction preparations by the end of 2012, and intend to finish the initial stage of construction and begin operations by the end of 2013. However, the timeline is subject to revision pending the status of project financing. This new production facility, as a part of our expansion plan, will improve our competitive position by extending and expanding our supply chain and manufacturing base. Once the facility is fully operational, it is expected to have annual production capacity of 400,000 metric tons of Acrylonitrile Butadiene Styrene (the “ABS”). We plan to fund the construction and operation of the new production facility through outside financing. If such financing is not available on terms acceptable to us, construction of this facility will be delayed until appropriate financing is available. According to the cooperation agreement, the government of Fangchenggang City will be responsible to provide land use rights for the facility.

In the first nine months of 2012, the extreme fluctuation in international oil prices has caused substantial negative impact on the petrochemical industry, including us. To address this issue, we engaged with research institutes in Shanghai and Zhejiang province to study the possibility and feasibility of diversifying our products, developing high value-added products and improving our production efficiency so that we can have a more stable long-term development plan, to optimize product structures, and to reduce the adverse effects of oil price fluctuations and the general economic environment. Currently, the institutes have commenced related research and we anticipate that their research can achieve a result that will improve our anti-risk capability and benefit us in following years.

Our Facility and Equipment

Facility

As of September 30, 2012, we have invested a total of approximately $235 million in the construction and improvement of our production facility. Our current production facility encompasses roughly 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired an additional 1.2 million square feet of land in August 2010 for our future expansion.

We have a total of 100,000 MT of storage capacity, consisting of 50,000 MT of storage capacity for raw materials and 50,000 MT for finished products. As part of our expansion plan, we intend to add 180,000 MT of new storage capacity in 2012, after which our total storage capacity will be 280,000 MT. The Company entered into the first phase of construction of the new storage capacity in August 2012.

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

Expansion Plan

Our annual designed manufacturing capacity was 550,000 metric tons of a variety of petrochemical products at the end of 2010. In order to meet the increasing market demands, we upgraded the catalytic pyrolysis processing equipment used in our production facilities to expand the capacity from 550,000 MT to 720,000 MT. This capacity expansion project started in March 2010 and was completed in April 2011. We also substantially completed building an SBS production facility which is capable of producing up to70,000 MT in September 2011 and started commercial production in December 2011 for one production line. The second line entered into commercial production in early August 2012.

We are planning to expand our facility to include additional storage capacity, a raw material pre-treatment facility, an asphalt production and an ABS production facility.

SBS Facility

In September 2011, we substantially completed building a new facility designed for producing SBS, one of the Styreneic Block Copolymers.  SBS is a product with higher product margin with major application for footwear, adhesive, polymer modification and modified asphalt industries. The SBS facility was built on part of the 1.2 million square feet of land for which we obtained the use right in August 2010. The construction started in September 2010 and was substantially completed in September 2011. We started trial production in October and November 2011. One SBS production line began commercial production in December 2011 and the second line entered into commercial production in early August 2012. As of September 30, 2012, the Company has produced about 18,869 MT of SBS. The design capacity of the SBS facility allows for production of up to 70,000 metric tons per year.  We expect to generate net profit margins of 10% from our production of SBS once the facility reaches normal production levels. Based upon the company’s realized utilization rate in the past nine months and anticipation of potential utilization rate in the coming months, the SBS facility is anticipated to achieve a 50% average utilization rate in 2012.

Other Expansion Projects

In addition to the SBS production facility, we plan to increase our current 100,000 MT storage capacity to 280,000 MT for our products and raw materials. Management believes that the increased storage capacity will allow the Company to take better advantage of sales price variations of raw materials and our products, as well supporting the storage needs resulting from our various expansion projects and our corresponding increased overall production capacity. We also plan to build a pretreatment facility and an asphalt facility on the land that was acquired in August 2010. The pretreatment facility will allow us to handle lower grade raw materials thereby allowing us to further decrease overall raw material costs. In addition, this facility will improve efficiency in the current production process and provide the necessary feedstock for our planned asphalt production. The new asphalt facility will be capable of producing as much as 300,000 MT annually once it is completed. Currently, the management is evaluating the effectiveness and feasibility of above mentioned three expansion projects based upon the long-term development and the industry environment. We also entered into a cooperation agreement with Fanchenggang City to build an ABS production facility with an estimated annual production of 400,000 MT ABS upon completion.

The actual and estimated schedule of our expansion plan is as follows:

Completed SBS facility in September 2011(achieved)
Completed trial production and began SBS production and sales in the fourth quarter of 2011 (achieved)
Complete storage capacity expansion, pretreatment facility and asphalt by June 30, 2013
Complete first phase construction of an ABS facility by the end of 2013

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

Manufacturing and Sales

Our total production of finished products was 143,882 MT for the three months ended September 30, 2012 and we generated $164 million in revenue based on the sale of 155,249 MT of petrochemical products,  For the first nine months of 2012, our total production was 486,860 MT and revenue generated from sales was $532 million, which represented an increase of 16%, compared with $462.3 million of sales on the same period of 2011.

Results of Operations

The following table sets forth information from our statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011.

Comparison of the three and nine months ended September 30, 2012 and 2011

	For the three months		Year to Year Comparison		For the nine months		Year to Year Comparison
	Ended September 30,		Increase	Percentage	Ended September 30,		Increase	Percentage
	2012	2011	/(Decrease)	change	2012	2011	/(Decrease)	change

Sales
Third parties	$164,347,259	$123,429,226	$40.918.033	33%	$532,097,663	$362,865,970	$169,231,693	47%
Related Parties	-	41,225,747	(41,225,747)	(100%)	-	99,443,224	(99,443,224)	(100%)
Total sales	$164,347,259	$164,654,973	$(307,714)	(0.2%)	$532,097,663	$462,309,194	$69,788,469	15%

Cost of sales
Third parties	160,472,369	126,185,505	34,286,864	27%	512,329,534	351,055,636	161,273,898	46%
Related Parties	-	41,846,664	(41,846,664)	(100%)	-	100,123,349	(100,123,346)	(100%)
Total cost of sales	160,472,369	168,032,169	(7,559,800)	(4.5%)	512,329,534	451,178,985	61,150,549	14%

Gross profit	3,874,890	(3,377,196)	7,252,086	215%	19,768,129	11,130,209	8,637,920	78%

Operating expenses
Selling expenses	251,399	91,607	159,792	174%	892,522	846,287	46,235)	5%
General and administrative expenses	2,127,023	5,220,525	(3,093,502)	(59%)	7,393,838	12,985,350	(5,591,512)	(43%)
Total operating expenses	2,378,422	5,312,132	(2,933,710)	(55%)	8,286,360	13,831,637	(5,545,276)	(40%)

Income (Loss) from operations	1,496,468	(8,689,328)	10,185,796	117%	11,481,769	(2,701,428)	14,183,197	525%

Other income (expenses):
Interest income	1,518,802	1,497,644	21,158	1.4%	4,340,849	3,186,530	1,154,319	36%
Interest expense, net	(5,863,564)	(5,963,264)	99,700	1.7%	(13,172,551)	(11,798,628)	1,373,923	(12%)
Foreign exchange gain (loss), net	(331,405)	1,466,275	(1,797,680)	(123%)	(33,113)	4,666,631	(4,699,744)	(101%)
Liquidated damage expenses	-	(1,424,609)	1,424,609	(100%)	-	(2,725,339)	2,725,339	(100%)
Non-operating income (expenses)	(5,439,250)	(159,370)	(2,494,543)	157%	(5,656,289)	2,409,165	(8,065,454)	(335%)
Total other expenses	(9,452,612)	(4,583,324)	4,869,288	106%	(14,521,104)	(4,261,641)	10,259,463	241%

Income (Loss) before income taxes	(7,956,142)	(13,272,652)	(5,316,510)	(40%)	(3,039,335)	(6,963,069)	(3,923,734)	(56%)
Income tax expense	(1,018,411)	(2,613,449)	3,389,466	(130%)	991,058	304,529	686,529	225%
(Loss) Net Income	(6,937,733)	(10,659,203)	(3,721,470)	(35%)	(4,030,393)	(7,267,598)	(3,237,205)	(45%)
Other comprehensive loss
Foreign currency translation adjustment	(827,671)	942,212	(1,769,883)	(188%)	(696,991)	2,674,383	(3,371,374)	(126%)
Comprehensive income (loss)	$(7,765,404)	$(9,716,991)	$(1,951,587)	20%	$(4,727,384)	$(4,593,215)	$134,169	2.9%

Sales: Our sales for the three months ended September 30, 2012 were approximately $164.3 million compared to sales of $164.7 million for the three months ended September 30, 2011, a decrease of $0.3 million, or 0.2%. The decrease was due to the decrease of sales volume as a result of market downturn coupled with production lost of 30,000 metric tons caused by a suspension of production. This suspension was caused by a 15-day facilities shutdown for routine inspection and maintenance. During the three months ended September 30, 2012, we sold 155,249 metric tons of petrochemical products at an average price of $1,059 per metric ton, compared to sales of 162,552 metric tons of petrochemical products at an average price of $1,013 per metric ton in the three months ended September 30, 2011. This represents an increase of approximately 4.5% in the average sales price and a decrease of approximately 4.5%   in overall products sold.

Sales to related parties during three months ended September 30, 2012 and 2011 were nil and $ 41.2 million respectively. Sales prices to related parties are determined on the same basis as sales prices to non-related parties.  For additional informational on related party sales, please refer to Footnote 22 of the financial statements.

Sales for the nine months ended September 30, 2012 were approximately $532.1 million compared to sales of $462.3 million for the nine months ended September 30, 2011, an increase of $69.8 million, or 15%. The increase in our sales was due to the increase of sales volume coupled with the higher average sales price of our products. During the nine months ended September 30, 2012, we sold 482,210 metric tons of petrochemical products at an average price of $1,103 per metric ton, as compared to sales of 447,706 metric tons of petrochemical products at an average price of $1,033 per metric ton in the nine months ended September 30, 2011. This represents an increase of approximately 6.9 % in the average sales price and an increase of approximately 7.7% in overall petrochemical products sold.

Sales to related parties during the nine months ended September 30, 2012 and 2011 were nil and $99.4 million, respectively, Pricing for sales to related parties was determined on the same basis as that to non-related parties.  For additional informational on related party sales, please refer to Footnote 22 of the financial statements.

Cost of Sales: Overall cost of sales was approximately $160.5 million for the three months ended September 30, 2012, or 97.6% of sales, as compared to cost of sales of approximately $168.0 million, or 102% of sales for the three months ended September 30, 2011.  Our cost of sales are primarily composed of the costs of direct raw materials (mainly heavy oil, benzene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. For the three months ended September30, 2012, our average cost of finished product was $1,034 per metric ton, the same as the three months ended September 30, 2011.

Our overall cost of sales was approximately $512.3 million for the nine months ended September 30, 2012, or 96.3% of sales, as compared to cost of sales of approximately $451.2 million, or 97.6% of sales for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, our average cost of finished product was $1,062 per metric ton, as compared to an average cost of $1,008 per metric ton for the nine months ended September 30, 2011, an increase of 5.43%. The increase was mainly caused by the increase in raw material prices. We use fuel oil as raw material for production, which is a product of heavy crude oil. For crude oil, the average Brent oil price for the nine months ended September, 2012 was $110 per barrel, as compared to the price of $100 during the same period of 2011, an increase of 10%.

Gross Profit: Gross profit for the three months ended September 30, 2012 was approximately $3.9 million as compared to gross loss of $3.4 million for the comparable period in 2011. Our gross margin increased from (2.1%) for the three months ended September 30, 2011 to 2.36% for the three months ended September 30, 2012. Even though both periods are negatively impacted by the suspension of production, the average price in 2012 is a little higher compared to the same period in 2011 while the average cost is similar. The average sales price of our products was $1,059 per metric ton during the three months ended September 30, 2012, compared to the average sales price of $ 1,013 during the comparable period in 2011; while the average cost of our products remained the same in the three months ended September 30, 2012 and 2011.

Gross profit for the nine months ended September 30, 2012 was approximately $19.8 million as compared to $11.1 million for the comparable period in 2011. Our gross margin has increased from 2.4% for the nine months ended September 30, 2011 to 3.7% for the nine months ended September 30, 2012.  The increase in the gross margin is mainly due to the increase in sales volume and price during the nine months ended September 30, 2012.

Operating Expenses: Operating expenses, including selling expenses, and general and administrative expenses, were approximately $2.4 million, or 1.5% of sales for the three months ended September 30, 2012, as compared to $5.3 million, or 3.2% of sales, for the three months ended September 30, 2011, a decrease of approximately $2.9 million.  The decrease of the expenses was due to a substantial decrease in general and administrative expenses. General and administrative expenses for the three months ended September 30, 2012 were $2.1 million, as compared to general and administrative expenses of $5.2 million for the three months ended September 30, 2011. Expenses in 2011 included various legal, consulting and internal expenses related to the independent investigation that took place in 2011.

Operating expenses, including selling expenses and general and administrative expenses, were approximately $8.3 million, or 1.6 % of sales for the nine months ended September 30, 2012, as compared to $13.8 million, or 3.0 % of sales for the comparable period in 2011, a decrease of approximately $5.5 million. The decrease in the expenses was due to the decreases in share-based compensation and various legal, consulting and internal expenses related to the independent investigation. Selling expenses for the nine months ended September 30, 2012 were $0.89 million, as compared to selling expenses of $0.85 million for the nine months ended September 30, 2011. General and administrative expenses for the nine months ended September 30, 2012 were $7.4 million, as compared to general and administrative expenses of $13.0 million for the nine months ended September 30, 2011.

Interest Income/Expense (net): For the three months ended September 30, 2012, interest income and interest expense (net) were approximately $1.5 million and $2.8 million respectively, as compared to interest income and interest expense (net) of approximately $1.5 million and $6.0 million, for the comparable period in 2011. The decrease in interest expense was mainly due to higer interest capitalization related to the SBS project in 2012.  For the nine months ended September 30, 2012, interest income was approximately $4.3 million, as compared to interest income of approximately $3.2 million. For the nine months ended September 30, 2012, interest expense was approximately $10.1 million, as compared to interest expense of approximately $11.8 million for the nine months ended September 30, 2011.

Net Income/loss: Net loss was approximately $6.9 million for the three months ended September 30, 2012, as compared to a net loss of approximately $10.7 million in the same period in 2011, a decrease of $3.8 million, or 36%. The decrease was mainly due to a higher yield rate and decreased legal, consulting and investigation expenses. The net loss for the three months ended September 30, 2012 also reflects losses as a result of a 15-day facilities shutdown for routine inspection and maintenance, the fluctuation in exchange rates and the persistent impact of the market downturn.

Net loss for the nine months ended September 30, 2012 was approximately $4.0 million, as compared to a net loss of approximately $7.3 million in the same period in 2011, a decrease of $3.3 million, or 45%.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $(0.8) million for the three months ended September 30, 2012. The balance sheet amounts, at September 30, 2012 and 2011, with the exception of equity, were translated at RMB6.3171 and RMB 6.3898 to 1.00 U.S. dollar respectively. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the three months ended September 30, 2012 and 2011 were RMB 6.3084 and RMB 6.4876, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)
Net cash (used in) provided by operating activities	(59,564,221)	20,732,831
Net cash used in investing activities	(27,415,396)	(23,620,874)
Net cash (used in) provided by financing activities	87,736,222	(23,021,569)

Net cash used in operating activities was approximately $59.6 million for the nine months ended September 30, 2012, as compared to net cash provided by operations activities of approximately $20.7 million for the same period in 2011. The decrease was primarily caused by the changes in inventory, account payables advances from customers and consumption tax refunds receivable.

Net cash used in investing activities was approximately $27.4 million and $23.6 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash used in investing activities was primarily focused on payments for the infrastructure construction and the expansion of our facility. As we move forward with our expansion, it is expected that net cash used in investing activities will be consistent throughout 2012.

Net cash provided by financing activities amounted to approximately $87.7 million for the nine months ended September 30, 2012. Net cash used in financing activities amounted to approximately $23.0 million for the same period in 2011. For the nine months ended September 30, 2012, the net cash provided by financing activities was through an increase in short-term bank borrowings.

Consumption Tax Refund

On August 15, 2012, the company received a consumption tax refund of $95,124,967 due from new consumption tax policies of PRC issued on October, 2011.  The Company anticipated that consumption tax claims procedures will be more efficient in the future.

Bank Loans

We have entered into loan agreements with our primary lenders, Bank of China, China Construction Bank, Agricultural Bank of China, etc. under which we have term loans. As of September 30, 2012, we had an aggregate principal amount of approximately $325.3 million in bank loans outstanding under the loan agreements, with maturity dates from October 2012 to September 2013 and interest rates from 1.27% to 7.93% per annum.

Before we enter into loan agreements with a lender, the lender will approve a comprehensive credit line which is the maximum amount of the loans we can obtain from the lender within a certain time period. The comprehensive credit line is usually secured by one or more third party guaranties or liens on our property and equipment, or a security deposit. Once the comprehensive credit line is approved, we will enter into an individual loan agreement with the lender each time we obtain a loan from the lender under the credit line. Therefore, we typically have multiple loan agreements under one comprehensive credit line with one lender as long as the credit limit has not been reached. Though different lenders have different forms for loan agreements, loan agreements usually contain similar material terms such as the amount of a loan, the term of a loan, interest rate, etc. In addition, some loan agreements specify the purposes of loans, and   lenders are permitted to monitor the use of loans and our business. The loan agreements generally do not require us to maintain specific ratios or working capital requirements. In the event that lenders observe abnormal use of a loan or a substantial loss in our business or other event that could potentially have a substantial negative impact on our ability to repay the loans on time, they can either amend or terminate the loan agreements, or request additional financial covenants to secure the loans. If we fail to repay loans in a timely manner, or fail to obtain written consent from the lenders regarding extension/renewal applications, we may be subject to default interest or the loans may be canceled.   Historically, we have no record of default on any of our loans and, as a result, we do not anticipate that our loans will not be renewed when their terms expire.  However, we cannot guarantee that one or more of our loans will not be renewed or extended at the end of their terms, which could have a material negative impact upon our liquidity which could impact our ability to purchase raw materials, make upgrades and improvements to our infrastructure or otherwise negatively impact our business and operations.

As of September 30, 2012, 12.9% of our bank loans (approximately USD $41.9 million) were guaranteed by our related parties. Usually, a guaranty agreement is executed among a third party, a lender and us pursuant to a credit line approved by the lender. Though different lenders use different forms for loan guaranty agreements, loan guaranty agreements usually contain substantially similar terms. According to a loan guaranty agreement, the guarantor is jointly liable for all our debts to the lender under the corresponding loan agreements and the lender can bring legal action against the guarantor for damages in the event there is a default or breach of any loan agreement under the credit line. The guaranty is independent of any loan agreement under the credit line and irrevocable. In addition, if the credit line is extended or renewed, a written consent from the guarantor is required. Otherwise, the guarantor is only liable for loans under loan agreements that were executed during the original term of the credit line. Beginning in January 2011, certain individual loan guarantors, some of whom are related parties, were paid a monthly fee of approximately 0.1% of the outstanding loan balances as compensation for their guarantees. Through December 31, 2010, no compensation was paid in respect of these guarantees. As of September 30, 2012, approximately $3.2 million was accrued as compensation to these guarantors. Historically, all debts have been repaid by the Company in a timely manner. All short-term bank loans are revolving loans whose terms (at the due date of payment) are generally extended by the lender. As of September 30, 2012, we were in compliance with the terms of our loan agreements. As such, management expects most unpaid loan balances will be extended at their due dates. Depending on our capital needs, the Company evaluates whether to apply for additional long-term bank loans. The Company currently has sufficient lines of credit with its banks for both short-term and long-term borrowings.

Bank Loans guaranteed by related parties as of September 30, 2012 and 2011 are as follows:

Bank Loans guaranteed by related parties as of September 30, 2012 are as follows:

Bank loans guaranteed as of
September 30
2012
(Unaudited)
Mr. Tao(1)	$9,923,700
Jincun Wang and Chen(2)	6,399,600
Ningbo Pacific(4)	29,290,544

Total	$45,613,844

Loan guarantees provided by certain other parties during the three months and nine months ended September 30, 2012 and 2011 are as follows:

	Loan Guarantees provided during		Loan Guarantees provided during
	the three months ended September 30		the nine months ended September 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ningbo Litong(7)	$16,644,600	$-	$67,252,200	$39,907,500
Ningbo Kewei (3)	34,398,840	-	145,362,840	-

	$51,043,440	$-	$212,615,040	$39,907,500

Bank Loans guaranteed by certain other parties as of September 30, 2012 are as follows:

Bank loans guaranteed As of
September 30
2012
(Unaudited)
Ningbo Litong	$41,261,306
Ningbo Keiwei	$32,716,374

(1)	Mr. Tao is a principal shareholder, the CEO and President of the Company.

(2)	Mr. Wang is a principal stockholder of the Company and Ms. Chen is his spouse.

(3)
Ningbo Kewei is a company controlled by Mr. Tao through September 2011. After control was transferred, Ningbo Kewei is included in transaction with certain other parties beginning October 2011. The Company purchased raw materials of nil and $4,465,563 from Ningbo Kewei during the years ended December 31, 2011 and 2010, respectively, with no outstanding amount payable to Ningbo Kewei at December 31, 2011 and 2010 in respect of these purchase transactions. The Company had short-term financing transaction with Ningbo Kewei in 2011 and 2010 of approximately $5,423,600 and $1,479,400, respectively.

(4)	Ningbo Pacific is 100% owned by Mr. Wang, a principal stockholder of the Company. The Company has no other transactions with Ningbo Pactific.

(5)	Ningbo Hengfa is wholly owned by Mr. Peijun Chen, a principal stockholder of the Company. The Company has no other transactions with Ningbo Hengfa.

(6)
Shangdong Tengda is wholly-owned by Mr. Peijun Chen. The Company had short-term financing transactiosn with Shangdong Tengda during the years ended December 31,  2011 and 2010 of  nil and approximately $2,219,100, respectively. Other than the short-term financing transactions and the loan guaranty, the Company has no other transactions with Shangdong Tengda.

(7)
Through October 2011, Ningbo Litong was a 12.75% nominee shareholder of Ningbo Keyuan. The Company sold finished products of $7,360,796 and $29,625,766 to Ningbo Litong during the years ended December 31, 2011 and 2010, respectively. Amounts received in advance from Litong were nil and $110,134 as of December 31, 2011 and 2010. The Company  purchased raw materials of $20,253,780 from Ningbo Litong during the year ended December 31, 2011. During the year ended December 31, 2010, the Company purchased raw materials of $18,994,104 from Ningbo Litong. Amounts prepayables to Litong were $2,740,970 and nil as of December 31, 2011 and 2010, respectively. During the three months ended September 30, 2012 and 2011, the Company sold finished products of nil and nil to Ningbo Litong. During the nine months ended September 30, 2012 and 2011, the Company sold finished products of $17,162,201 and $ 777,960 to Ningbo Litong. Amounts received in advance from Litong were nil  and $17,851, respectively as of September 30, 2012 and December 31, 2011. During the three months ended September 30, 2012 and 2011, the Company purchased raw materials of $16,868,696 and $ 5,302,905, respectively from Ningbo Litong. During the nine months ended September 30, 2012 and 2011, the Company purchased raw materials of $ 26,084,507and $14,839,87, respectively from Ningbo Litong.

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

Since the commencement of investigation, the Company has been focused on improving its internal controls and procedures. Because of the material weaknesses described in Item 9A. “Controls and Procedures” in our annual report on Form 10-K for the year ended December 31, 2011, which the Company is still in the process of remediating,  management concluded that,  as of  September 30, 2012, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of annual report on Form 10-K for the year ended December 31, 2011 for the description of these weaknesses.

As of September 30, 2012, the Company has taken and has begun to take the following measures to remediate the material weaknesses:

1)	A review of the responsibilities of senior management and a restructuring of our organization chart in order to provide for proper segregation of duties, including but not limited to:

a)
Completion of restructuring our previous accounting department into Planning Finance Department and Funds Department, and streamlining the department’s roles to ensure clear responsibilities, work efficiency and adequate oversight of the CFO; and

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

d)
The addition of one or one or more additional independent, bilingual Chinese-speaking directors to facilitate the Board oversight and assist and augment the efforts of the current independent directors. To date, we have engaged one independent, bilingual Chinese-English speaking director. Mr. Yuxin Xiang  in September 2012  and added one independent, bilingual board observer, Mr. Lei Xu in January 2012, and we are currently searching for additional candidates for independent director.

3)
Implementation of additional controls and procedures to ensure the preparation and review of complete and transparent US GAAP financial statements in a timely and efficient manner, including but not limited to:

a)	Planning to provide additional training in U.S. GAAP for our accounting staff to ensure the accuracy of the financial statement; and

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

In addition, as a result of the resignation of Mr. Gerry Goldberg as the Chairman of the Audit Committee on June 29, 2012, we appointed Mr. Yuxing Xiang as a new independent director to serve as the Chairman of the Audit Committee.  Mr. Xiang is bilingual with financial expertise and meets the requirements for independence as set forth in Nasdaq Rule 4200(a) (14).

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

On January 9, 2012, Ningbo Keyuan filed a law suit in Ningbo Beilun District People’s Court against Zhenjiang Kaiyuan Installation Group (now known as Zhenjiang Industry Equipment Installation Group Co., Ltd) in breach of a project construction contract and alleged damages of RMB 98,000. Zhenjiang Industry Equipment filed a counter claim requiring us to pay RMB 9,825,615 of project cost and RMB 1,350,000 of interest. The two parties have settled the case and Ningbo Keyuan agreed to pay Zhenjiang Industry Equipment a total amount of RMB 7,220,000 (approximately $1,144,738).

In June 2012, Ningbo Keyuan filed a law suit in Ningbo Beilun District People’s Court against Ningbo Lianneng Thermo Co., Ltd (“Ningbo Lianneng”) in a dispute over a power supply contract alleging damages of RMB 10,964,366 (approximately $1,740,300).  In August 2012, Ningbo Lianneng filed a counter claim in Ningbo Intermediate People’s Court (the “Intermediate Court”) against Ningbo Keyuan for the same dispute for RMB 15,444,539 (approximately $ 2,451,500).  A civil trial for the counter claim was held at the Intermediate Court on August 30, 2012 and Ningbo Keyuan filed the same law suit in the Intermediate Court in late August 2012, which corresponding civil trial was held on October 18, 2012, but no decision has been made as of November 16, 2012.

On September 11, 2012, the Company received a “Wells Notice” from the Staff of the U.S. Securities and Exchange Commission ( the “Commission”) stating that the Staff intends to recommend that the Commission bring a civil injunctive action against the Company, alleging that the Company violated Section 17(a) of the Securities Act of 1933 as well as Section 10(b), 13(a), and 13b(2) of the Securities Exchange Act of 1934 and Rules 10b-5 and 13a-13 thereunder. On the same day, the Commission also issued a Wells Notice to Mr. Chunfeng Tao, the Company’s Chief Executive Officer, advising him that the Staff intends to recommend that the Commission bring a civil injunctive action against him alleging that he violated Section 304 of the Sarbanes-Oxley Act.

A Wells Notice by the Staff is neither a formal allegation of wrongdoing nor a determination of wrongdoing. A Wells Notice indicates that the Commission has determined it may bring a civil action and provides the Company and Mr. Tao with an opportunity to provide the Commission with information as to why such action should not be brought.

The Company cannot predict the outcome of the matter with the Commission, including whether a lawsuit will be filled or the terms of any settlement that may be reached. The Company will determine how to proceed based on further consultation with its legal counsel. At this time, the company does not expect the notice to materially interfere with its day to day operating business.

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

Not applicable.

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

3.2	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2010)
3.3	Amended Bylaws of Keyuan Petrochemicals, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 7, 2010)
4.1	Certificate of Designation of Rights and Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on April 28, 2010)
4.2	Certificate of Designation of Rights and Preferences of Series M Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 28, 2010)
4.3	Certificate of Designation of Rights and Preference of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 30, 2010)
10.1	Translation copy of Inward Bills Contract by and between Ningbo Keyuan Plastics Co., Ltd and Bank of China Inc., Beilun Branch dated September 27, 2012
10.2	Translation copy of “Daifuda” Business Contract by and between Ningbo Keyuan Plastics Co, Ltd and Bank of China Inc., Beilun Branch dated July 11, 2012
10.3	Translation copy of Inward Bills Application by and between Ningbo Keyuan Plastics Co., Ltd and China Merchants Bank
10.4	Translation copy of Maximum Guarantee Agreement by and among Hangzhou Bank Inc and Ningbo Litong Petrochemicals Co, Ltd, Ningbo Kewei Investment Co, Ltd, Chunfeng Tao dated July 25, 2012
10.5	Translation copy of Right Pledge Contract by and between Agriculture Bank of China, Economic and Technical Development Zone Branch and Ningbo Keyuan Plastics Co., Ltd dated July 17, 2012
10.6
Translation copy of Maximum Guarantee Contract by and among Agriculture Bank of China, Economic and Technical Development Zone Branch and Ningbo Pacific Shipping Co., Ltd, Jicun Wang, Sumei Chen, Ningbo Kewei Investments Co., Limited dated September 21, 2012

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

Date: November 19, 2012	Keyuan Petrochemicals, Inc.

By:	/s/ Chunfeng Tao
Chunfeng Tao
Chief Executive Officer & President

By:	/s/ Fan Zhang
Fan Zhang Acting Chief Financial Officer/Vice President of Accounting