Form 10-K
period 2012-12-31
Keyuan Petrochemicals, Inc.
filed 2013-06-05
CIK 1326396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 9,871,301 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $ 13,918,534.41 as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $1.41 per share*, as reported on the OTCBB.

As of June 3, 2013, the Registrant has 57,646,160 shares of common stock outstanding.

KEYUAN PETROCHEMICALS,, INC
TABLE OF CONTENTS

Annual Report on Form 10-K for the Year Ended December 31, 2012

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “Keyuan” “we,” “us” or “our” are references to the combined business of Keyuan Petrochemicals, Inc. and its consolidated subsidiaries.  References to “Sinotech Group” are references to our wholly-owned subsidiary, Sinotech Group Limited, previously known as Keyuan International Group Limited”; references to “Keyuan HK” are references to our wholly-owned subsidiary, Keyuan Group Limited; references to “Ningbo Keyuan” are references to our wholly-owned subsidiary, Ningbo Keyuan Plastics Co.,Ltd.; references to “Ningbo Keyuan Petrochemicals” are to our wholly-owned subsidiary, Ningbo Keyuan Petrochemicals Co., Ltd; references to “Keyuan Synthetic Rubbers” are references to our wholly-owned subsidiary, Ningbo Keyuan Synthetic Rubbers Co., Ltd.; references to ”Guangxi Keyuan” are references to our wholly-owned subsidiary, Guangxi Keyuan New Materials Co.,Ltd. References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

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

PART I

ITEM 1.  BUSINESS

GENERAL OVERVIEW

(a)       Nature of business

We, through our PRC operating subsidiaries, Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”), Ningbo Keyuan Petrochemicals Co., Ltd (“Ningbo Keyuan Petrochmicals”), Keyuan Synthetic Rubbers Co., Ltd (“Keyuan Synthetic Rubbers”) and Guangxi Keyuan Co.,Ltd (“Guangxi Keyuan”) , are engaged in the manufacture and sale of petrochemical products in the PRC. Our operations include (i) a production facility with an annual petrochemical production capacity of 720,000 metric tons (MT) of a variety of petrochemical products, (ii) facilities for the storage and loading of raw materials and finished goods and (iii) a manufacturing technology that can support our manufacturing process with relatively low raw material costs and high utilization and yields, all of which are led by a management team consisting of petrochemical experts with proven track records from some of China’s largest state-owned enterprises in the petrochemical industry.

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

In January 2012, we signed a cooperation agreement with Fangchenggang City to build a new petrochemicals production facility, Guangxi Keyuan New Materials Industrial Park, in Guangxi Province (the "Guangxi Project"). Once the facility is fully operational, it is expected to have annual production capacity of 400,000 metric tons of Acrylonitrile Butadiene Styrene (the "ABS") and related products. As the date of this filing, we have been focused on the complex pre-construction government approval work and on research to improve the efficiency of the production of Guangxi Project since the signing of the agreement.

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

On August 8, 2010, Keyuan Group Limited (“Keyuan HK”) established a wholly owned subsidiary in the People’s Republic of China (“PRC”), Ningbo Keyuan Petrochemicals, which is engaged in the sale of petrochemical products in the PRC.

On April 4, 2012, Guangxi Keyuan was incorporated by Ningbo Keyuan (75% ownership) and Keyuan HK (25% ownership) in Guangxi province, PRC, as a Sino-Foreign joint venture subsidiary, for the purpose of developing the Guangxi Project.

On June 15, 2012, Ningbo Keyuan Synthetic Rubbers was estiablished as a wholly-owned PRC subsidiary of Ningbo Keyuan  to engage in the sales and marketing of various petrochemical products, specifically synthetic rubbers.

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

In 2009, Apex Smart Limited, Best Castle Investments Limited, Chance Brilliant Holdings Limited, Delight Reward Limited and Keyuan International Group Limited were established in the British Virgin Island (BVI) and  Keyuan HK was established in Hong Kong. Delight Reward Limited holds 100% of the equity interests of Keyuan International Group Limited which holds 100% of the equity interests  of Keyuan HK. Delight Reward Limited is owned by:

●	Apex Smart Limited (45.6132%), which was 100% held by Stewart Shiang Lor, subsequently by Mr. Brian Pak-Lun Mok and subsequently by Mr. Chunfeng Tao.
●	Best Castle Investments Limited (23.2523%), which was 100% held by Mr. O. Wing Po and subsequently by Mr. Jicun Wang.
●	Chance Brilliant Holdings Limited (20.5694%), which was 100% held by Mr. Lo Kan Kwan and subsequently by Mr. Peijun Chen.
●	Harvest Point Limited (5.3896%), which was 100% held by Mr. Brian Pak-Lun Mok and subsequently by Ms. Muxia Duan.
●	Strategic Synergy Limited (5.1755%), which was 100% held by Mr. Brian Pak-Lun Mok and subsequently Mr. Mok transfered one third of the ownership to Mr. Xin Yue

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

On April 2, 2010, Mr. Brian Pak-Lun Mok, Mr. O. Wing Po, and Mr. Lo Kan Kwan, who indirectly held 100%  of the equity interest in Delight Reward Limited, entered into certain share transfer agreements with Mr. Chunfeng Tao, Mr.  Jicun Wang, Mr.  Peijun Chen and Mr.  Xin Yue, pursuant to which each of these persons agreed to transfer all of its interests in Apex Smart Limited, Best Castle Investments Limited and Chance Brilliant Holdings Limited, Harvest Point Limited and Strategic Synergy Limited (collectively the “BVI Holding Companies”),  to Mr. Chunfeng Tao, Mr.  Jicun Wang, Mr. Peijun Chen and Mr. Xin Yue respectively, subject to achievement of certain performance targets of Ningbo Keyuan.  The performance targets are the Company achieving: at least $39 million of gross revenue for the three months commencing from July 2010 to September 2010; at least $40 million of gross revenue for the three months commencing from October 2010 to December 2010; and, at least $41 million of gross revenue for the three months commencing from January 2011 to March 2011.

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

On December 28, 2010, the Company exercised its mandatory conversion rights under the terms of the Series M preferred stock to convert all of outstanding shares of its Series M preferred stock into a total of 47,658,000 shares of Common Stock, $0.001 par value per share, all of which are held by Delight Reward Limited.

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

After the second and third performance targets were met, Mr. Peijun Chen and Mr. Jicun Wang exercised their remaining two-thirds of the Slow Walk Options on February 15, 2012.  Mr. Chunfeng Tao exercised his remaining two-thirds of the Slow Walk Options on November 15, 2012.

On April 8, 2012, Strategic Synergy Limited transferred 105 shares of Delight Reward shares to Happyvale Limited. On October 23, 2012, Delight Reward repurchased 105 shares of Delight Reward shares from Happyvale Limited in a consideration of 100,000 shares of common stock of the Company.

On March 25, 2013, Best Castle Investments Limited transferred 11,626 shares of Delight Reward Limited to Apex Smart Limited, increasing Apex Smart Limited’s ownership of Delight Reward Limited from 45.6132% to 68.864%.

As a result, the shareholding structure following the restructuring is as follows:

Chunfeng Tao
Peijun Chen
Muxia Duan
Brian Pak Lun Mok
Xin Yue
100%
100%
100%
2/3
1/3
Apex Smart Limited BVI
Chance Brilliant Holdings Limited
Harvest Point Limited
Strategic Synergy Limited
68.864%
20.57%
3.334%
7.022%
Delight Reward Limited
82.50%
Keyuan Petrochemicals, INC
100%
Sinotech Group Limited
100%
Keyuan Group Limited (Hong Kong)
Outside China
Inside China
100%
100%
25%
Ningbo Keyuan Petrochemical
Ningbo Keyuan Plastics
75%
Guangxi Keyuan New Materials
100%
Ningbo Keyuan Synthetic Rubbers

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

(f)       SEC Settlement

The Company has reached a settlement in a case filed by the Securities and Exchange Commission (“SEC”) on February 28, 2013 in the United States District Count for the District of Columbia against the Company, alleging the Company violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 12b-20 and 13a-13 thereunder. Under the terms agreed to by the Company and the SEC, the Company, without admitting or denying the allegation of the complaint, will pay a civil penalty of $1million and will be permanently enjoined from violating certain securities law. The settlement remains subject to approval by the United District Court for the District of Columbia, which must approve its terms and enter the final judgment. As the date of this filing, the United District Court for the District of Columbia has not approved the settlement yet.

(g)      FINANCINGS

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

Accordingly, we filed a registration statement on Form S-1 in connection with the April-May 2010 private placement transaction. Amendment No. 4 to such Form S-1 which we filed on October 15, 2010 was declared effective on October 19, 2010. However, because of the delinquency of the Company’s annual report on Form 10-K for fiscal year ended December 31, 2010 and interim reports on Form 10-Q for three months ended March 31, 2011 and June 30, 2011 respectively, as of April 10, 2012, the Amendment No. 4 to such Form S-1 is no longer effective. As a result, we began to accrue penalties pursuant to the terms of the registration rights agreement from April, 2011 to November 1, 2011, the period that the registerable securities were not able to be sold pursuant to Rule 144 under the Securities Act.

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

Accordingly, we filed a registration statement on Form S-1 in connection with the September 2010 private placement transaction. Amendment No. 2 to such Form S-1 which we filed on January 14, 2011 was declared effective on January 19, 2011. However, because of the delinquency of the Company’s annual report on Form 10-K for fiscal year ended December 31, 2010 and interim reports on Form 10-Q for three months ended March 31, 2011 and June 30, 2011 respective, as of April 10, 2012, Amendment No. 2 to such Form S-1 is no longer effective. As a result, we began to accrue penalties pursuant to; the terms of the registration rights agreement from April 2011to November 2011,  the period that the registerable securitiess were not able to be sold pursuant to Rule 144 under the Securities Act.

(h)     Mandatory Conversion of Series A Preferred Stock and  Series M Preferred Stock

On November 4, 2010, we  exercised our mandatory conversion rights under the terms of the Series A Preferred Stock to convert all of outstanding shares of its Series A 6% Cumulative Convertible Preferred Stock into a total of 6,132,032 shares of Common Stock. As a result, following the conversion, all 6,132,032 shares of Series A Preferred Stock that had been outstanding were cancelled and automatically converted, without any delivery of conversion notice required on the part of the holders of Series A Preferred Stock. Dividends on the Series A Preferred Stock accrued through November 3, 2010 and amounted to approximately $143,000 and were paid to the holders of Series A Preferred Stock on the regularly scheduled payment date of January 31, 2011.

As a result of foregoing, as of November 4, 2010, we longer incurred the Series A Dividend that was payable quarterly, at the rate of 6% per annum for each outstanding share, payable in cash or common stock dividends, as applicable.

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

(i)      Stock Repurchase Program

On September 17, 2012, our Board of Directors authorized the repurchase of $2 million of the Company’s stock for up to $1.50 per share.  On December 31, 2012, the Company engaged TriPoint Global Equities LLC (“TriPoint Global”) as its agent to design and execute the stock repurchase program, that complies with the requirements of Rule 10b5-1(c)(1) and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 31, 2013, the Company has purchased 117,554 shares of common stock through the stock repurchase program. On April 17, 2013, in connection with the delay in filing our Annual Report on Form 10-K for the year ended December 31, 2012, we decided to temporarily suspend the stock repurchase program until we file all periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - December 31, 2012	0	$0.00	0	$2,000,000
January 1 - January 31, 2013	11,200	$0.73	11,200	$1,991,861
February 1 - February 28, 2013	15,850	$0.77	15,850	$1,979,668
March 1 - March 31, 2013	90,504	$1.25	90,504	$1,866,488
Total	117,554	$1.14	117,554	$1,866,488

OUR PRODUCTS

We manufacture and supply a variety of petrochemical products, including BenzeneToluene-Xylene Aromatics (BTX Aromatics), propylene, styrene, liquid petroleum gas (LPG), Methyl Tertiary Butyl Ether (MTBE), Styrene butadiene styrene (SBS), and other petrochemicals, each of which is described below:

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

●	MTBE & Other Chemicals: MTBE, oil slurry, sulphur and others which are used for a variety of applications including fuel components, refrigeration systems, fertilizers, insecticides and fungicides.

●	Styrene butadiene styrene (SBS): a thermoplastic elastomer with features similar to rubber, widely used in the manufacture of resin, shoes, tape, tubes and asphalt.

Production Capacity and Expansion

Our annual designed manufacturing capacity was 550,000 metric tons of a variety of petrochemical products at the end of 2010. We upgraded the catalytic pyrolysis processing equipment used in production facilities to expand the capacity from 550,000 MT to 720,000 MT. This capacity expansion project started in March 2011 and was completed in April 2011.

In September 2011, we completed building a new facility designed for producing Styrene-Butadience-Styrene (the “SBS”), one of the Styreneic Block Copolymers.  SBS is a product with higher product margin with significant applications in the footwear, adhesive, polymer modification and modified asphalt industries. The SBS facility was built on part of the 1.2 million square feet of land for which we obtained the right of use in August 2010. The construction started in September, 2010 and was completed as scheduled in September 2011. One SBS production line began commercial production in December 2011 and the second line began commercial production in August, 2012.  The designed capacity of the SBS facility allows for production of up to 70,000 metric tons per year.   The SBS facility achieved a 41% utilization rate in 2012, as the first full year of production, and generated approximately $71.1 million in sales and $7.7 million in profit. We expect to generate net profit margins of 10% from our production of SBS once the facility reaches normal production levels, which means the actual production volume reach more than 80% of the design capacity. However, market conditions, the volatility of feedstock and SBS product prices can significantly impact the estimated profitability and we cannot guaranty that our SBS production will reach more than 80% of the design capacity in the near future.

The following chart depicts our production capacity in 2012:

Breakdown of 2012 Capability of 693,895 (MT)

In order to develop our business to meet the increasing customer demands, we have been working to expand our manufacturing capacity by focusing on the following improvements to our infrastructure. In anticipation of the market demand for the production of finished goods and environmental protection requirements, we adjusted our original expansion project and are currently working to refine our manufacturing capacity to include:

a)
an ABS production facility in Guangxi Province, which will have an annual production capacity of 400,000 MT of ABS. The Company began pre-construction activities in February 2012, and the first phase is expected to be completed by the forth quarter of 2014.

b)
an oil catalytic cracking processing facility as an extension of our catalytic pyrolysis processing equipment, as well as the feed way of the main raw materials to produce synthetic rubber. This facility can reduce production costs and the market risk in the purchase of raw materials, and improve the stability and efficiency of project production to 200,000 MT of heavy oil per year.

c)
an increased annual design capacity of our ethylene-styrene facility from 80,000 MT to 200,000 MT, among which 120,000 MT can be used for producing synthetic and 80,000 MT can be sold to downstream petrochemical companies. Ethylene-styrene is the main raw material (eg. Bezene) from the catalytic cracking oil processing facility to produce styrene. This facility can be considered the bridge between original products and high-value added products and will complete the integration of internal resources.

d)
a transformer oil facility using hydrogen from the ethylene-styrene facility to complete a double hydrogenation process on original products (BTX Aromatic) for refining transformer oil, and producing high value transformer oil with a design capability of 100,000 MT per year.

e)
an SSBR (Solution Polymerized Styrene Butadiene Rubber )production facility with a design capability of 150,000 MT per year, that will use its own production process technology in synthetic rubber, combining styrene and butadiene, to produce SSBR. This product can be used as raw materials for tires, instead of imported hexakis (methoxymethy) melamine (“HMMM”).

We registered our catalytic oil processing facility and transformer oil plant with the Ningbo local government in February 2013,  and expect it to be completed and operational in late 2013, at which time, we will be able to produce medical use and edible products such as tubes and chewing gum.

The total estimated cost of processing equipment for product refinement and the SSBR production facility is approximately $149.3 million, including $49.8 million for processing equipment and $99.5 million for the SSBR production facility. We are currently going through the governmental approval and design phase of the ABS production facility and estimating the related costs.  Upon full completion of our expansion, our total production capacity will reach 2,443,000 MT per year including, but not limited to, our current petrochemical production of 720,000 MT, styrene of 200,000 MT, catalytic cracking oil of 200,000 MT, ABS of 400,000 MT, SSBR of 150,000 MT and transformer oil of 100,000 MT. The following chart depicts the breakdown of our planned production capacity of 2,443,000 MT.

Capacity Breakdown after expansion projects (2,443,000 MT)

We are currently evaluating the timeline for our expansion projects. Our current estimate is as follows:

Expansion Project	Expected Completion Date
Oil Catalytic Processing Facility	End of Q4, 2013
Ethylene-Styrene Facility	End of Q4, 2014
Transformer Oil Facility	End of Q4, 2014
SSBR production facility	End of Q4, 2015
ABS Production Facility	End of Q4, 2014

Petrochemical Manufacturing Process

The following chart illustrates our petrochemical manufacturing process:

The following chart illustrates the manufacturing process of SBS:

Petrochemical Market in China

China has the world’s second largest petrochemical market after the U.S. in terms of production and consumption. China’s petrochemical output value grew from RMB 1,240 billion in 2000 to RMB 11,000 billion in 2011 representing a Compound Annual Growth Rate (CAGR) of 21.95%. China Petrol and Chemical Industry Association (CPCIA) expect that the total profits in the petrochemical industry will increase 12.5% in 2012. (Source: http://www.cu-market.com.cn/hgjj/2013-1-7/15504023.html)

Based on a report from China’s  petroleum and chemical industry federation,  production for the  petroleum and chemical industry  will remain stable, based on an  assumed total output for 2013 of RMB14.25 trillion, and  profits of RMB870 billion .  (source:http://www.askci.com/news/201301/21/219524756358.shtml)

China’s increasing domestic demand for petrochemical products has exceeded the domestic supply in the past several years:

●
China’s benzene supply grew from 2.13 million MT in 2002 to 6.626 million MT in 2011 representing a CAGR of 13.5%. China’s benzene demand increased from 2.08 million MT in 2002 to 5.609 million MT in 2011, representing a CAGR of 11.65%. (data source http://chem.oilchem.net/chemical/2_3_3662667.html )

●
China’s toluene supply grew from 697,000 MT in 2002 to 2.55 million MT in 2011, representing a CAGR of 15.5%. China’s toluene demand increased from 1.56 million MT in 2002 to 2.30 million MT in 2010, representing a CAGR of 5%.(data source: http://info.pcrm.hc360.com/2012/02/020858176690.shtml )

●
China’s xylene supply grew from 820,000 MT in 2002 to 6.5 million MT in 2010, representing a CAGR of 30%. China’s xylene demand increased from 1.1 million MT in 2002 to 7.5 million MT in 2009 representing a CAGR of 32%.(data source: www.stats.gov.cn ) (www.chem99.com)

●
China’s propylene supply has grown from 3.78 million MT in 2000 to 15.93 million MT in 2012, representing a CAGR of 14.16%. China’s propylene demand has risen from 4.39 million MT in 2000 to 18.60 million MT in 2010, representing a CAGR of  16%.(data source: http://www.oilchem.net/chemical/5_3_37153.html)

●
China’s styrene supply has grown from 0.89 million MT in 2002 to 3.806 million MT in 2010, representing a CAGR of 20%. China’s Styrene demand has increased from 2.69 million MT in 2002 to 7.3 million MT in 2010, representing a CAGR of 13%.(data http://chem.chem365.net/Web/jckxx_news/30869.htm, http://static.sse.com.cn/cs/zhs/scfw/gg/ssgs/2010-04-29/600481_20100429_3.pdf )

●
China’s LPG supply has grown from 12.56 million MT in 2003 to 21.811 million MT in 2011 representing a CAGR of 7.14%. China’s LPG demand has increased from 18.77 million MT in 2003 to 23.64 million MT in 2010, representing a CAGR of 3%.(data source: http://www.oilchem.net:88/coalchem/2_1_2991360.html,)

As a result, China has imported petrochemical products to meet the domestic demand, which is expected to continue for a number of years (source: Publication by Business Monitor International Ltd.: China Petrochemicals Report, Includes 5 Year Forecast to 2014; Q2 2010):

●	China imported 1.862 million MT of benzene between 2003 and 2011. (data source: http://chem.oilchem.net/chemical/5_3_54578.html)

●	China imported 863,000 MT of toluene in 2002 and 659,630 MT in 2011 (data source: http://chem.oilchem.net/chemical/5_3_53435.html)

●	China imported 271,000 MT of xylene in 2002 and 477,183 MT in 2012 (data source: http://chem.oilchem.net/chemical/5_3_54074.html)

●	China’s imports of propylene increased from 210,000 MT in 2004 to 2.15 million MT in 2012 (data source: http://chem.oilchem.net/chemical/5_3_54205.html))

●	China’s imports of styrene increased from 1.79 million MT in 2002 to 3.607 million MT in 2011 (data source: http://chem.oilchem.net/chemical/5_3_53475.html)

●	China imported butadiene 344,826MT in 2012, increased 88% compared to butadiene imported in 2011,. (data source: http://finance.oilchem.net/bulk/108_8697.html,)

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

To ensure the high-quality condition of roads and highways, the PRC government requires regular pavement maintenance every five years. In the past five years, the domestic demand for asphalt in China has exceeded supply with total imports of approximately 5.6 million MT in 2010.

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

Specifically, we possess the technology to use heavy oil, instead of naphtha, which is a commonly used feedstock in the petrochemical production industry. Heavy oil is approximately 15% cheaper per ton and more readily available than naphtha, which provides us with competitive advantage in the selection of raw materials. In addition, we use proprietary catalytic pyrolysis with higher reaction temperatures, which results in a 15% higher Olefin yield rate than that of conventional fluidized catalytic cracking processes. Finally, we use enhanced technologies in our production process that allow for lower capital investment and higher operations efficiency.

Our yield rate in 2010 for our entire production line indicated a yield rate of 87.6% for finished products. The yield rate in 2011 for our entire line was 87.2% for finished products. The yield rate in 2012 for our entire line was 87.3% for finished products. Yield rate represents the percentage of finished product produced from input of raw material and net input of unfinished products and is calculated by dividing the sum of crude oil and net unfinished input into the individual net production of finished products. A yield rate of 87.3% means, for instance, 100 tons of heavy oil can generate approximately 87.3 tons of finished products.

In addition, we use enhanced technologies in our production process that allow for lower capital investment and higher operations efficiency. Our proprietary catalytic pyrolysis process uses a set of dual risers for one precipitator and one regenerator, while the commonly used fluidized catalytic cracking process uses one riser for one precipitator and one regenerator respectively. The dual riser, one precipitator and one regenerator are integrated into one complete process, which provides for ease of operation, higher operation efficiency and higher reaction temperature. It was estimated that the technology generates a 15% higher olefin yield rate than that of the fluidized catalytic cracking process, which allows us to produce more higher-margin olefin products such as styrene and propylene

Furthermore, a catalytic pyrolysis process with high temperatures can produce more olefin hydrocarbon based products compared with other equipment using low temperatures for the same product. In other words, our cost is reduced while producing the same amount of the product.

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

In 2013, we received the patent notices for three devices used in the production process for Acrylonitrile:  Fluidization Reaction System of Acrylonitrile (#ZL-2012-2-0381020.4), Cooler of Acrylonitrile Gas (#ZL-2012-2-0382047.5), and Absorption Tower of Acrylonitrile (#ZL-2012-2-0381066.6), respectively. These techniques were developed together with East China University Of Science and Technology (ECUST), and can be used for improving the output capacity and recovery rates, and for decreasing discharge waste to improve production efficiency.

On January 10, 2012, we started an application for a patent called “the synthetic method for transparent segmented copolymer”, which has been accepted and posted on the China patent data website in July 2012. Assuming there is no objection for this patent application during 2013, we will automatically obtain the patent in the end of 2013. Obtaining this patent will not only expand our SBS products range and increase the “K resin” content in the styrene, which will further improve our product portfolio to avoid market risk; but also benefit us for applying for High Tech Company. For more details about this patent application, please ref to the following website:
http://dbpub.cnki.net/Grid2008/Dbpub/Detail.aspx?DBName=SCPD2012&FileName=CN102558466A&QueryID=4&CurRec=1

Elite Workforce

Our management team, composed of seasoned petrochemical experts with proven track records from China’s largest state-owned enterprises, provides us with specialized operating management and technical administration. In addition, we have allied with many industry-renowned technology experts and advisors assisting us to achieve consistent technological improvement.

Ideal Location

Our operation and storage facilities are at the ocean-front and in close proximity to suppliers and customers which provides us with an advantage of lower logistics cost and readily available access to raw materials and target customers. In addition, being located in Qingshi Chemical Park in Ningbo provides us with access to skilled labor and industry resources.

Sales and Pricing

Sales

In selling our products, most of our customers pay cash in advance. For core customers with excellent credit history, we may make an exception by conducting credit sales, which is part of our strategy to maintain customer relationship.

In order to meet customers’ demand, we have improved our manufacturing technologies and streamlined our conversion process to achieve an approximately 30 days’ raw material-to-sales cycle.

In order to facilitate our future growth, Ningbo Keyuan Petrochemicals was incorporated in Ningbo, China with a registered capital of $3 million as a wholly-owned subsidiary of Keyuan HK  on August 27, 2010. Ningbo Keyuan Petrochemicals is responsible for the sales and marketing, raw materials sourcing and market analysis for the Company. Dr. Jingtao Ma was appointed as the General Manager of the new entity. Dr. Ma was the head of the former sales and marketing division of Ningbo Keyuan. This new entity will also serve as the “market thermometer” that can better monitor market conditions and obtain first hand market data through buying and selling activities. Management believes that the consolidation of the sales and marketing and raw material procurement function under one business unit will help efficiently manage the future expansion of the Company.

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

Customers for Petrochemicals Products

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

In order to estimate the total orders for a year, we conduct surveys with our major customers to obtain their preliminary orders for the next one or two years and update the information annually. We enter into purchase contracts with customers on an order-to-order basis. In each contract, price is determined based on market price and the quantity is specified based on (1) the customer demand for a particular order and (2) our capability to satisfy that particular order. Our five largest customers accounted for 36% and 44 % of the sales for the years ended December 31, 2012 and 2011, respectively. We anticipate that our overall customer composition and the concentration of our top customers will change as we expand our business and modify our product portfolio to include new products and higher-margin products; however, we can give no assurance that this will be the case.

Customers for SBS Products

The sales for SBS commenced  at the end of 2011. 60% of our SBS customers are trading agents and the rest of our customers are end-user factories. Most of our SBS customers are located in the Yangtze River delta, South China and Northern cities in China such as Hebei and Shangdong. The end-user factories purchase our SBS as raw materials for their various products, such as shoe sole material, adhesive, waterproof rolling material, asphalt and plastic modifier.

We currently have 15% of the Chinese market for SBS. We engage agents as our main customers primarily because: (1) trading agents pay 30% in advance when placing their order and pay the rest before shipment, and (2) it decreases our overhead by allowing for a more streamlined sales force as trading agents do not require regular client visits, entertaining or a highly specialized sales team to maintain the relationships.

To maintain and develop our relationship with SBS customers, we set up a customer relationship department to closely monitor and timely respond  to customers’ requests and feedback, as well as a technical team in charge of  improving product quality and adjusting product chemical features to meet different requirements from customers. We also have  monthly meetings with our major customers to obtain their preliminary orders. Because the price of SBS fluctuates monthly, and we do not have a warehouse distribution system, the price of SBS usually includes the shipment cost and profit. Our five largest customers accounted for 23% of the sales of SBS for the year ended December 31, 2012. We anticipate that our overall customer composition and the concentration of our top customers will change as we expand our business and modify our product portfolio to include new products and higher-margin products; however, we can give no assurance that this will be the case.

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

In 2013, we received the patent notices for three devices used in the production process for Acrylonitrile:  Fluidization Reaction System of Acrylonitrile (#ZL-2012-2-0381020.4), Cooler of Acrylonitrile Gas (#ZL-2012-2-0382047.5), and Absorption Tower of Acrylonitrile (#ZL-2012-2-0381066.6), respectively. These techniques were developed together with ECUST, and can be used for improving the output capacity and recovery rates, and for decreasing discharge waste to improve production efficiency.

On January 10, 2012, we started an application for a patent called “the synthesis for transparent block copolymer”, which has been accepted and posted on the China patent data website in July 2012. Assuming there is no objection to this patent application during 2013, we will automatically obtain the patent at the end of 2013. Obtaining this patent will not only expand our SBS products range and increase the “K resin” content in styrene, which will further improve our product portfolio; but it will also benefit us in our application for status as a High Tech Company. For more details about this patent application, please refer to the following website:
http://dbpub.cnki.net/Grid2008/Dbpub/Detail.aspx?DBName=SCPD2012&FileName=CN102558466A&QueryID=4&CurRec=1

Going Concern and Management’s Plans

Our audited financial statements for the years ended December 31, 2012 and 2011 have been prepared assuming we will continue as a going concern. We reported a net loss of approximately $5.85 million in 2012 and cash flows used in operations of approximately $7.1 million for the year ended December 31, 2012.  At December 31, 2012, we  had a working capital deficit of approximately $159 million.  The Report of the Independent Registered Public Accounting Firm on our consolidated financial statements as of and for the year ended December 31, 2012 includes a going concern explanatory paragraph which means that the accounting firm has express substantial  doubt about the Company’s ability to continue as a going concern.

We continue to finance its operations primarily through short-term bank borrowings.  Short-term bank borrowings and bills payable amounted to approximately $397.8 million at December 31, 2012, and have increased to approximately $414 million at May 28, 2013.  Management expects that short-term bank financing will continue to be available through at least the end of 2013.

We continue to benefit from favorable PRC tax policies related to consumption tax, approximately $51.3 million of which was refundable at December 31, 2012.  Management believes that this amount will be refunded by June 30, 2013 and that additional consumption tax deposits of approximately $84.1 million through May 28, 2013 will be refunded more promptly in the second half of 2013.

We are expanding our production line to include Styrene-Ethylene-Butylene-Styrene (“SEBS”).  Management expects production and sale of SEBS to commence in the second half of 2013, and that SEBS will yield a higher gross margin than some of the Company’s current products.

We are also exploring sources of additional financing, including short-term financing from vendors and other parties.  In addition, the Company is closely monitoring its cash balances, cash needs and expense levels.

The ability of the Company to continue as a going concern is dependent upon management’s ability to implement its strategic plan, obtain additional capital and generate net income and positive cash flows from operations.  There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to the Company, if at all.

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

For the years ended December 31, 2012, 2011 and 2010, the Company was subject to the 25% tax rate. In order to support the growth of certain local enterprises, the local government granted certain credit back to Ningbo Keyuan. In the first two profitable years, the local government will credit back to the Company the entire local portion of the income tax which equals to 40% of the whole Enterprise Income Tax the Company paid applying the 25% tax rate.; in the subsequent three profitable years, the local government will credit back 50% of the local income tax the Company paid under the 25% tax rate.  The Company will recognize the subsidy related to income tax at the time the cash is received.

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

The Company has put work place safety as one of the top priorities for our work. In order to comply with the aforementioned rules and regulations, as of December of 2012, we have made considerable investment for major equipment with a total estimated amount of RMB 23.25 million (about USD 3.7 million). We have installed a distribution control system (DCS), emergency shutdown system, electric explosion protection, automatic interlocking system, detecting & alarming system for inflammable and toxic gas, fire fighting and fire detecting system, auto-sprinkling system, pressure release and control system. The Company’s operating subsidiary Ningbo Keyuan has obtained a work safety license effective from March 25, 2011 to March 24, 2014 for producing petrochemical products.

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

In order to meet the above mentioned requirements for environmental protection, we have invested about RMB 40 million (about USD 6.3 million) and built facilities including a sewage treatment facility, a sulphur recovery facility, a sea water desulphurization facility, a  flue gas treatment facility and a real-time monitoring system for environmental protection. With these facilities, we believe we are able to meet all the environmental protection standards set by the government.

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

On January 10, 2012, we started an application for a patent called “the synthesis for transparent block copolymer”, which has been accepted and posted on the China patent data website in July 2012. Assuming there is no objection to this patent application during 2013, we will automatically obtain the patent at the end of 2013. Obtaining this patent will not only expand our SBS products range and increase the “K resin” content in styrene, which will further improve our product portfolio; but it will also benefit us in our application for status as a High Tech Company. For more details about this patent application, please refer to the following website: http://dbpub.cnki.net/Grid2008/Dbpub/Detail.aspx?DBName=SCPD2012&FileName=CN102558466A&QueryID=4&CurRec=1

In 2013, we received the patent notices for three devices used in the production process for Acrylonitrile:  Fluidization Reaction System of Acrylonitrile (#ZL-2012-2-0381020.4), Cooler of Acrylonitrile Gas (#ZL-2012-2-0382047.5), and Absorption Tower of Acrylonitrile (#ZL-2012-2-0381066.6), respectively. These techniques were developed together with ECUST, and can be used for improving the output capacity and recovery rates, and for decreasing discharge waste to improve production efficiency.

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

Employees

As of December 31, 2012, we had 535 full-time employees, including 1 executive officer and 12 other senior management members, 3 engineers, 21 sales people, 8 researchers and developers and 33 administrative staff. The remaining 457 full-time employees are production facility manufacturers. All of the employees have signed labor contracts with us and receive monthly salaries as well as other social benefits including pension insurance, unemployment insurance, accidental insurance, medical insurance and housing funds, etc. We do not have any other employees in addition to our full-time employees.

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

Risks Related to Our Business

Our independent registered public accounting firm added an emphasis paragraph to their audit report describing an uncertainty related to our ability to continue as a going concern.

Due to our continued losses and limited capital resources our independent registered public accounting firm has issued a report that describes an uncertainty related to our ability to continue as a going concern. The auditors’ report discloses that we incurred a net loss and we consumed cash in operating activities in 2012 and that we had a working capital deficiency at December 31, 2012. These conditions raise substantial doubt about our ability to continue as a going concern and may make it difficult for us to raise capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mr.Chunfeng Tao, Mr. Jingtao Ma, Mr. Shifa Wang, and Mr. Mingliang Liu are essential to our ability to continue to grow our business. They have established relationships with customers and suppliers within the industries in which we operate.  In addition, in December, 2012, Mr. Shifa Wang was appointed as the new General Manager of Ningbo Keyuan Plastics replacing Dr. Jingtao Ma, with responsibility for daily operations,  management and efficiency improvements. If one or more of these key employees were to leave us, our relationships with our customers and suppliers may become strained, and our growth strategy might be hindered, which could limit our ability to increase revenue.

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

In order to operate our business efficiently, we rely on short term bank financing to fund the purchase of raw materials.  As of December 31, 2012, we had approximately $295 million of short term debt,   and lines of credit from 14 banks. Typically, the term for a short term bank loan is one year.  Bank loans are renewable at the banks’ option. In 2012, we paid back approximately $730 million and borrowed approximately $828 million  in the form of short terms loans. As of December 31, 2012, we had approximately $295of short term debt. If one or more of these banks were revoke their line of credit or fail to renew such line of credit when it is due, we would be unable to continue to purchase raw materials in the amounts necessary to continue production at our current capacity.

We continue to have significant concentration with regard to our capital sources, revenue and raw material purchases.

At December 31, 2012 and 2011, we  held cash and pledged bank deposits in financial institutions of approximately $225 million and $164 million, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region, which institutions we believe have high credit ratings.

Sales to one major customer accounted for 13% and 18% of our total annual net revenue for the fiscal year 2012 and 2011, respectively.

We currently buy a majority of our heavy oil, an important component of our products, from three suppliers. Although there are a limited number of suppliers of the particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for the years ended December 31, 2012 and 2011 were approximately $549 million and $377 million, respectively. These purchases represented 78% and 83%, respectively of all of our purchases for the years ended December 31, 2012 and 2011. Our  largest supplier accounted for approximately $473 million and $305 million, or 68% and 67% of total purchases for the years ended December 2012 and 2011, respectively. In addition, the supplier provided short-term financing to us of approximately $29 million during 2012, of which $20 million was included in accounts payable at December 31, 2012 and was repaid in January 21, 2013.   Interest paid for this financing amounted to approximately $0.43 million.  In addition, on December 27, 2012, the supplier provided a non-interest bearing advance of approximately $10 million to the Company, that was repaid in full on January 8, 2013.  These types of short-term financings from vendors bear the risk of possible violation of the terms of our letters of credit. We are planning to establish policies and procedures to provide for the complete and timely analysis of contingencies associated with these transactions and the evaluation of legal and regulatory considerations related to those business activities. However, at present we cannot assure that these short term financings will not result in violations of the terms of our existing credit facilities or PRC law or regulation.

We need additional capital to expand our manufacturing facility and we may not be able to obtain it at acceptable terms, or at all, which could adversely affect our ability to increase our production capacity and expand our business.

The total estimated cost of additional processing equipment for product refinement and the SSBR production facility is approximately $149.3 million, including $49.8 million for additional processing equipment and $99.5 million for our SSBR production facility. We plan to fund these expansions through short-term borrowings, cash from operations and potential equity financing. However, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including, but not limited to:

●	investors’ perception of, and demand for, securities of petrochemical manufacturing and supply companies;
●	conditions of the U.S. and other capital markets in which we may seek to raise funds;
●	our future results of operations, financial condition and cash flow;
●	PRC governmental regulation of foreign investment in petrochemical manufacturing companies in China;
●	economic, political and other conditions in China; and
●	PRC governmental policies relating to foreign currency borrowings

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

Our manufacturing processes could expose us to substantial product liability claims, which may negatively impact our profitability.

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

For the year ended December 31, 2012, our five largest customers accounted for 35% of our total sales. For the year ended December 31, 2011, our five largest customers accounted for 44% of our total sales. Sales to one major customer accounted for 13% and 18% of our total annual net revenue for the fiscal years 2012 and 2011, respectively. As our customer base may change from year-to-year, during such years that the customer base is comparatively highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition.

We currently buy a majority of our heavy oil, an important component of our products, from three suppliers. Although there are a limited number of suppliers of the particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for the years ended December 31, 2012 and 2011 were approximately $549 million and $377 million, respectively. These purchases represented 78% and 83%, respectively of all of our purchases for the years ended December 31, 2012 and 2011. Our largest supplier accounted for approximately $473 million and $305 million, or 68% and 67% of total purchases for the years ended December 2012 and 2011, respectively. In addition, the supplier provided short-term financing to us of approximately $29 million during 2012, of which $20 million was included in accounts payable at December 31, 2012 and was repaid in January 21, 2013.   Interest paid for this financing amounted to approximately $0.43 million.  In addition, on December 27, 2012, the supplier provided a non-interest bearing advance of approximately $10 million to the Company, that was repaid in full on January 8, 2013.  These types of short-term financing from vendors bear the risk of possible violation of the terms of our letters of credit. We are planning to establish policies and procedures to provide for the complete and timely analysis of contingencies associated with these transactions and the evaluation of legal and regulatory considerations related to those business activities. However, at present, we cannot assure that these short term financings will not result in violations of the terms of our existing credit facilities or PRC law or regulation.

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

We are subject to various environmental laws and regulations that require us to obtain environmental permits for our operations. We have obtained relevant environmental licenses or approvals to conduct the manufacturing of petrochemical products in our operating subsidiary Ningbo Keyuan. If we fail to obtain all required environmental permits for our operations, or comply with the provisions of our permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our operations. We are required to comply with extensive and complex environmental laws and regulations at various levels in the PRC relating to, among other things:

●	the handling of petrochemical products;
●	the operation of petrochemical product storage facilities;
●	workplace safety;
●	environmental damage; and
●	hazardous waste disposal.

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

Our manufacturing technologies and process, which have or have not been patented or registered as our property, are key components of our competitive advantage and our growth strategy. On January 25, 2011 we received approval for a patent related to the Company's proprietary production process, called MEP (Multiple Ethylene Propylene). MEP is an exclusive and leading technology used in Keyuan's existing production process. The utility model patent received, #ZL-2010-2-0191523.6, applies to a processing technology used in the production of ethylene and propylene. Working with East China University Of Science and Technology (ECUST), we discovered the technique to improve recovery rate and output capacity of Acrylonitrile. Based on that discovery, the Company applied for patents for three devices in the production process in August, 2012, which are Fluidization Reaction System of Acrylonitrile (#ZL-2012-2-0381020.4), Cooler of Acrylonitrile Gas (#ZL-2012-2-0382047.5) and Absorption Tower of Acrylonitrile (#ZL-2012-2-0381066.6). These three technology inventions are used for improving the output capacity and recovery rate, decreasing discharge waste to improve production efficiency. In March 2013, we received the patent notices from Patent Office, which means its application has been approved..We also rely on confidentiality and license agreements with certain of our employees, customers and others to protect the confidentiality of our technologies. If we are unable to adequately protect the confidentiality of these technologies, our business, results of operations, financial condition and prospects could be materially and adversely affected.

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

We may be subject to penalties or fines from the Chinese government as a result of possible violations of PRC laws or regulations

Our management and our Board of Directors have reviewed our past practices and have been advised that several of these practices may result in possible violation of PRC laws or regulations. Specifically, a) we maintained an off-balance account to pay service providers who were not able to issue formal invoices, to distribute cash bonus to our key employees and officers, to pay rental for certain officers’ dormitories whose residences are far from our factory, etc. However, we are advised that such practices may result in violation of PRC laws.  As a result, we ceased the use of such off-balance account in April 2011 and have recorded, and will record, all transactions  in that account into our financial statement in  the relevant annual report and interim report.  b) In September 2010, we adopted a numbering system to bar scan our products to avoid any misrepresentation of the nature of our products.   In the past we sometimes accommodated requests from our customers to change the name of products so that our customers could save on freight costs. c) in the past,  in order to overcome the restrictions regarding the use of certain bank loans or to satisfy the banks’ internal requirements to demonstrate the usage of the loans , we engaged with certain related and other parties in short term financings. . Though we are current on our loan payments and as a general rule, the risk of prosecution and or civil liabilities is diminished if the loans have been repaid, we are advised that such practices may have been in violation of PRC banking laws. d) in 2010,  RMB 21 million was transferred by Ningbo Keyuan to one of its employees with no collateral or written agreement. The RMB 21 million was subsequently returned by the employee. The funds were used by the employee to assist an investor in the September 2010 Private Placement, in converting RMB to U.S. dollars. Though we have discontinued the above mentioned practices, such action may violate PRC foreign exchange laws and regulations. If Ningbo Keyuan is held responsible for any such violation conducted by the employee and the investor, Ningbo Keyuan may be subject to penalties. Additionally, Ningbo Keyuan discounted and continues to discount bank notes in order to use its effective credit lines and finance our growth. Though Ningbo Keyuan is current on its  loan payments  and  we have been advised by our PRC counsel that as long as payments to bank loans are current, the chance that Ningbo Keyuan will be subject to a fine, penalty or civil liability because of discounting bank notes is remote; there is a risk that such practice may be a potential violation of PRC banking laws. Therefore, we cannot assure you that we may not be subject to penalties or fines from the Chinese regulators if they decide to proceed against us and we cannot assure you that there will be no other violation of any current PRC laws or regulations identified by the relevant government regulators in the future.

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

We conduct all of our business through our consolidated subsidiaries incorporated in the PRC. We rely on dividends paid by these consolidated subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in the PRC is subject to limitations.  Current regulations in the PRC would permit the PRC subsidiary to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our PRC subsidiaries will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if the PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Under U.S. GAAP (Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740-30, no deferred tax expense is required to be recorded on the earnings of foreign subsidiaries when the parent company establishes that the earnings will be permanently reinvested outside the U.S.  If dividend payments are made by our subsidiaries to the US parent, additional U.S. tax could become due in future years.  At the time of the repatriation or investment in U.S. property, the U.S. will tax the foreign earnings as a dividend and will allow a foreign tax credit for any foreign taxes previously paid on the earnings.  To the extent that dividend payments are made by our PRC subsidiaries to our US Parent additional tax may be due.

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

In September 2011, we completed construction of  an SBS production facility which we started in September 2010. The SBS facility was built on part of  1.2 million square feet of land for which we obtained the use right in August 2010.  To ensure compliance with national environmental regulation and working safety protection regulations, we underwent an  environmental assessment which was conducted by the government environmental bureau.  The preliminary environmental assessment permit was obtained in 2009 to enable us to start construction. We constructed our facility based on a design system in compliance with environmental protection, including gas discharge and waste water treatment and recycling. As a result, we passed the environmental assessment in  August 2012. However, there can be no assurance that the Chinese government will not impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditures, which we may not be able to pass on to our customers. Our operations at our production facilities are subject to periodic checks by the relevant authorities in the PRC and they have the power to take action against us, impose fines, withdraw or suspend our relevant licenses or activities or impose other penalties if we fail to comply with relevant regulations, in the event of which our business operations may be adversely affected.

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

Our business is located in Ningbo, China and virtually all of our assets are located in China. We generate our sales revenue only from customers located in China. Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to China’s economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to:

●	Changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations,
●	changes in taxation,
●	changes in employment restrictions,
●	import duties, and
●	currency revaluation.

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

We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We may have difficulty establishing adequate management, legal and financial controls in the PRC.  Please refer to Item 9A. Controls and Procedures on page 58 for additional information on this matter.

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

Pursuant to a share transfer agreement, Mr. Chunfeng Tao, our Chairman, Chief Executive Officer and President has exercised an option after certain performance targets were met to purchase from Mr. Brian Pak-Lun Mok, the sole shareholder of Apex Smart Limited (the owner of 45.6132% of the share capital of Delight Reward Limited), 100% of Apex Smart Limited’s equity, which entitled Mr. Tao to own 45.6132% of the equity of Delight Reward Limited. Delight Reward Limited holds 47,658,000 shares of our common stock, representing approximately 82.60% of our common stock. Accordingly, Mr. Tao (indirectly controls approximately 56.81% of our common stock)  and other insiders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

ITEM 1B. UNSOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

All land in China is owned by the State.  Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes.  In the case of land used for industrial purposes, the land use rights are granted for a certain period no more than 50 years.  This period may be renewed at the expiration of the initial and any subsequent terms.  Granted land use rights are transferable and may be used as security for borrowings and other obligations. We currently own land use rights to approximately 2.5 million square feet of land, including land for our existing production facility and land for future expansions, and approximately 53,000 square feet of buildings consisting of an employee dormitory in Ningbo, China.

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

In June 2012, Ningbo Keyuan filed a law suit in Ningbo Beilun District People’s Court against Ningbo Lianneng Thermo Co., Ltd (“Ningbo Lianneng”) in a dispute over a power supply contract alleging damages of RMB 10,964,366 (approximately $1,740,300).  In August 2012, Ningbo Lianneng filed a counter claim in Ningbo Intermediate People’s Court (the “Intermediate Court”) against Ningbo Keyuan for the same dispute for RMB 15,444,539 (approximately $ 2,451,500).  A civil trial for the counter claim was held at the Intermediate Court on August 30, 2012, but no decision was made. In addition, Ningbo Keyuan filed the same law suit in the Intermediate Court in late August 2012, and a civil trial for this claim was held on October 18, 2012. No decision has been made as of the date of this filing.

On February 28, 2013, the Company reached a settlement in a case filed by the Securities and Exchange Commission (“SEC”) in the United States District Count for the District of Columbia against the Company, alleging the Company violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 12b-20 and 13a-13 thereunder. Under the terms agreed to by the Company and the SEC, the Company, without admitting or denying the allegation of the complaint, will pay a civil penalty of $1million and will be permanently enjoined from violating certain securities law. The settlement remains subject to approval by the United District Court for the District of Columbia, which must approve its terms and enter the final judgment.

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

	High		Low
The quarter ended June 30, 2010	5.20		0.25

The quarter ended September 30,2010	5.55		3.15

The quarter ended December 31,2010	5.75		3.67

The quarter ended March 31, 2011	5.56		4.12

The quarter ended June 30, 2011	5.56	*	4.12	*

The quarter ended September 30, 2011	5.56	*	4.12	*

The quarter ended December 31, 2011	4.88	*	1.02	*

The quarter ended March 31, 2012	2.20		0.62

The quarter ended June 30, 2012	1.77		1.35

The quarter ended September 30, 2012	1.53		0.50

The quarter ended December 31, 2012	1.10		0.56

The quarter ended March 31, 2012	1.40		0.30

The quarter ended June 30, 2012	1.77		1.35

The quarter ended September 30, 2012	1.53		0.50

The quarter ended December 31, 2012	1.10		0.56

The quarter ended March 31, 2013	1.40		0.30

* For the period from  April 1, 2011 to October 6, 2011,  trading in our stock was halted by Nasdaq

At June 3, 2013, the closing bid price of the common stock was $0.90 and we had approximately 106 record holders of our commons stock and one record holder of our Series B Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

As of  June 3, 2013 , there are (i) three-year Series A Warrants to purchase up to 807,450 shares of Common Stock, at an exercise price of $4.50 per share; (ii) three-year Series B Warrants to purchase up to 808,600 shares of Common Stock, at an exercise price of $5.25 per share. (iii) three-year Series C Warrants to purchase up to 874,802 shares of Common Stock, at an exercise price of $4.50 per share; and (iv) three-year Series D Warrants to purchase up to 874,802 shares of Common Stock, at an exercise price of $5.25 per share. We also granted warrants to purchase 718,755 shares of Common Stock to TriPoint Global Equities, LLC, the placement agent in the April-May 2010 Financing.  In connection with the September 2010 financing, we granted placement agent warrants to purchase up to 561,601 shares of Common Stock to Tripoint Global Equities, Inc.

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

Overview

Operating through our wholly-owned subsidiaries, Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Keyuan Keyuan Synthetic Rubbers and Guangxi Keyuan, our operations include (i) a production facility with an annual petrochemical production capacity of 720,000 metric tons (MT) of a variety of petrochemical products, (ii) facilities for the storage and loading of raw materials and finished goods and (iii) a manufacturing technology that can support our manufacturing process with relatively low raw material costs and high utilization and yields, all of which are led by a management team consisting of petrochemical experts with proven track records from some of China’s largest state-owned enterprises in the petrochemical industry.

In April 2011, we expanded our annual production capacity from 550,000 MT to 720,000 MT. We also completed the construction of a Styrene-Butadience-Styrene (the “SBS”) production facility with an annual production capacity of 70,000 MT in September 2011 and we began initial trial production in October and November 2011. One SBS production line began commercial production in December 2011 and second production line began commercial production in August 2012. We plan to construct new devices to refine our original products to produce other high-value added products. Currently these projects are in the pre-construction government approval phase.

In January 2012, we signed a cooperation agreement with Fangchenggang City to build a new petrochemicals production facility in Guangxi Keyuan New Materials Industrial Park, in Guangxi Province. The total investment amount to construct this new production facility is RMB 12.8 billion (approximately USD $2.02 billion). We commenced pre-construction activities in February 2012 and intend to finish the initial stage of construction and begin operations by the end of 2013. However, the timeline is subject to revision pending the status of project financing. This new production facility, as a part of our expansion plan, will improve our competitive position by extending and expanding our supply chain and manufacturing base. Once the facility is fully operational, it is expected to have an annual production capacity of 400,000 metric tons of ABS. We plan to fund the construction and operation of the new production facility through outside financing. If such financing is not available on terms acceptable to us, construction of this facility will be delayed until appropriate financing is available.  According to the cooperation agreement, the government of Fangchenggang City will provide the land use right for the facility.

Our Facility and Equipment

Facility

As of December 31, 2012, we have invested a total of approximately $26 million in the construction and improvement of our production facility. Our current production facility encompasses roughly 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired 1.2 million square feet of additional land in August 2010 for our future expansion.

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

●	MTBE & Other Chemicals: MTBE, oil slurry, sulphur and others are used for a variety of applications including fuel components, refrigeration systems, fertilizers, insecticides and fungicides, etc.

●	Styrene butadiene styrene (SBS): a thermoplastic elastomer with features similar to rubber, widely used in the manufacture of resin, shoes, tape, tubes and asphalt.

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

In September 2011, we completed building a new facility designed for the production of SBS, one of the Styreneic Block Copolymers.  SBS is a product with higher product margin with major applications for the footwear, adhesive, polymer modification and modified asphalt industries. The SBS facility was built on part of the 1.2 million square feet of land for which we obtained the land use right in August 2010 The construction started in September, 2010 and was completed (as planned) in September 2011. We started trial production in October and November, 2011, and one SBS production line began commercial production in December 2011. The design capacity of the SBS facility allows for production of up to 70,000 MT per year.  We expect to generate net profit margins of 10% from our production of SBS once the facility reaches normal production levels. In 2012, the facility achieved a 41% utilization and generated approximiately $ 71.0 million in sales and approximiately $ 5.97 million of income from operations.

In order to develop our business to meet the increasing customer demands, we have been working to expand our manufacturing capacity by focusing on the following improvements to our infrastructure. In anticipation of the market demand for the production of finished goods, environmental protection requirements, we adjusted our original expansion project and are currently working to refining our manufacturing capacity to include:

a)
an ABS production facility in Guangxi Province, which will have an annual production capacity of 400,000 MT of ABS. The Company began pre-construction activities in February 2012, and the first phase is expected to be completed by the forth quarter of 2014.

b)
an oil catalytic cracking  processing facility as an extension of our catalytic pyrolysis processing equipment, as well as the feed way of the main raw materials to produce synthetic rubber. This facility can reduce production costs and the market risk in completely repurchase of raw materials, and improve the stability and efficiency of project production to 200,000 MT of heavy oil per year.

c)
an increased annual design capacity of our ethylene-styrene facility from 80,000 MT to 200,000 MT, among which 120,000 MT can be used for producing synthetic and 80,000 MT can be sold to downstream petrochemical companies. Ethylene-styrene is the main raw material (eg. Bezene) from the catalytic cracking oil processing facility to produce styrene. This facility can be considered the bridge between original products and high-value added products and will complete the integration of our internal resources.

d)
a transformer oil facility using hydrogen from the ethylene-styrene facility to complete a  double hydrogenation process on original products (BTX Aromatic) for refining transformer oil, and producing high value transformer oil with a design capability of 100,000 MT per year.

e)
an SSBR (Solution Polymerized Styrene Butadiene Rubber )production facility with a design capability of 150,000 MT per year, that will use its own production process technology in synthetic rubber, combining styrene and butadiene, to produce SSBR. This product can be used as raw materials for tires, instead of imported hexakis (methoxymethy) melamine (“HMMM”).

We are currently evaluating the timeline for the expansion projects. Our current estimate is as follows:

Expansion Project	Expected Completion Date
Oil Catalytic Cracking Processing Facility	End of Q4, 2013
Ethylene-Styrene Facility	End of Q4, 2014
Transformer Oil Facility	End of Q4, 2014
SSBR production facility	End of Q4, 2015
ABS Production Facility	End of Q4, 2014

The total cost of additioal processing equipment for products refinement and the SSBR production facility is approximately $149.3 million, including $49.8 million for additional processing equipment and $99.5 million for our SSBR production facility. We are currently going through the governmental approval and design phase of the ABS production facility and estimating the related costs.

We plan to fund this proposed expansion through debt financing, cash from operations, proceeds from prior financings, warrant exercises, and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to increase our production capacity and to expand our business could be adversely affected.

Going concern and management’s plans

Our audited financial statements for the years ended December 31, 2012 and 2011 have been prepared assuming we will continue as a going concern. We reported a net loss of approximately $5.85 million in 2012 and cash flows used in operations of approximately $7.1 million for the year ended December 31, 2012.  At December 31, 2012, we  had a working capital deficit of approximately $159 million.  The Report of the Independent Registered Public Accounting Firm on our consolidated financial statements as of and for the year ended December 31, 2012 includes a going concern explanatory paragraph which means that the accounting firm has express substantial  doubt about the Company’s ability to continue as a going concern.

We continue to finance our operations primarily through short-term bank borrowings.  Short-term bank borrowings and bills payable amounted to approximately $397.8 million at December 31, 2012, and have increased to approximately $414 million at May 28, 2013.  Management expects that short-term bank financing will continue to be available through at least the end of 2013.

We continue to benefit from favorable PRC tax policies related to consumption tax, approximately $51.3 million of which was refundable at December 31, 2012.  Management believes that this amount will be refunded by June 30, 2013 and that additional consumption tax deposits of approximately $84.1 million through May 28, 2013 will be refunded more promptly in the second half of 2013.

We are expanding our production line to include Styrene-Ethylene-Butylene-Styrene (“SEBS”).  Management expects production and sale of SEBS to commence in the second half of 2013, and that SEBS will yield a higher gross margin than some of the Company’s current products.

We are also exploring sources of additional financing, including short-term financing from vendors and other parties.  In addition, the Company is closely monitoring its cash balances, cash needs and expense levels.

The ability of the Company to continue as a going concern is dependent upon management’s ability to implement its strategic plan, obtain additional capital and generate net income and positive cash flows from operations.  There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to the Company, if at all.

Manufacturing and Sales

Our total production of finished products for 2012 was 688,821 MT and revenue totaled $750 million, based on the sale of 675,484 MT of petrochemical products  included the sale of SBS products which was 28,730MT.  Our total production of finished products for 2011 was 535,208 MT and revenue totaled $626.7 million based on the sale of 588,976 MT of petrochemical products. Therefore, we experienced an increase in total production of finished products with an increase in revenue and sales. The lower overall production in 2011 was mainly due to the 44 days of production interruptions.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. The Group did not record any provision for slow-moving and obsolete inventory as of December 31, 2012 and 2011.

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

Bill Receivable. In connection with the Company’s financing transactions, the Group may also obtain bills receivable in exchange for cash or payables.  These bills, which are sold at a discount prior to maturity, include provisions whereby the Group agrees to reimburse the accepting bank in the event that the related party counterparty fails to honor its liability to the accepting bank.

Bills Payable. Bills payable represent bills issued by an accepting bank in favor of the Group’s suppliers. The Group’s suppliers receive payments from the accepting bank directly upon maturity of the bills, and the Group is obliged to repay the face value of the bills to the accepting bank. Bills that are not remitted directly by the Group to its suppliers may be sold by the Group to other accepting banks for cash prior to their maturity. Discounts paid are recorded as a component of interest expense.

Revenue Recognition. The Group derives its revenue primarily from the sale of petrochemical products. In accordance with the provisions of the SEC Staff Accounting Bulletin No. 104, codified in FASB ASC Topic 480, revenue is recognized only when it is realized or realizable and earned. Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. The Group recognizes revenue when the products are delivered and the customer takes ownership and assumes risks of losses, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Written sales agreements, which specify price, product, and quantity, are generally used as evidence of an arrangement. Customer acceptance is generally evidenced by a carrier signed shipment notification form.

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

Results of Operations

The following table and analysis sets forth information from our statements of operations for the years ended December 31, 2012 and 2011(amounts in thousands, except production and per metric ton amounts):

	For the Year Ended December 31		Year to Year Comparison
	2012	2011	Increase/ (decrease)	Percentage Change
Sales
Third Parties	$750,628	$533,913	$216,715	40.59%
Related Parties	-	92,772	(92,772)	(100%)

Total Sales	750,628	626,685	123,943	19.78%

Cost of Sale
Third Parties	721,519	504,872	216,647	42.91%
Related Parties	-	99,798	(99,798)	(100%)

Cost of Sales	721,519	604,670	116,849	19.32%

Gross Profit	29,109	22,015	7,094	32.22%

Operating Expenses
Selling Expenses	1,132	1,240	(108)	(8.71%)
General and administrative Expenses	12,510	17,859	(5,349)	(29.95%)
Total Operating Expenses	13,642	19.099	(5,457)	(28.57%)

Income from Operations	15,467	2,916	12,551	430.42%

Other Income(Expense)
Interest Income	5,940	4,320	1,620	37.50%
Interest Expense	(25,065)	(15,797)	9,268	58.67%
Foreign Exchange gain, net	(1,319)	3,662	(4,981)	(136%)
Liquidated damages expenses	-	(2,493)	(2,493)	100%
Other income (expense), net	(79)	3,103	(3,182)	(97.45%)
Total other expenses	(20,523)	(7,205)	13,318	184.84%

Loss before provision for income taxes	(5,056)	(4,289)	767	17.88%
Income tax expense	794	2,852	(2,058)	(72.16%)
Net loss	(5,850)	(7,141)	(1,291)	(18.08%)

Other comprehensive income
Foreign currency translation adjustment	945	3,235	(2,290)	(70.79%)

Comprehensive loss	$(4,905)	$(3,906)	999	25.58%

Sales: Our sales for the year ended December 31, 2012 were $750,628 compared to sales of $533,913 for the year ended December 31, 2011, an increase of $216,715, or 40.59%. The substantial increase in our sales was due to higher production volume of our products, more working days and the operation of our of SBS facility for the 12 months ended December 31, 2012. In 2012, we sold 675,484 metric tons of chemical products at an average price of $1.11 per metric ton, as compared to sales of 588,976 metric tons of chemical products at an average price of $1.07 per metric ton in 2011. This represents an increase of approximately 15% in sold products.   Compared with 44 days production suspension in 2011, we lost 15 days of production for inspections during 2012. With the commencement of production in 2012, the SBS facility achieved 41% of its designed capacity (full capacity should be 70,000tons/ year) in its first year which brought an additional 28,730 MT of  finished products and  sales of  $70,992.

We did not incur any sales to related parties for the year ended December 31, 2012 as compared to $92,772 of sales to related parties for the year ended December 31, 2011. Pricing for sales to related parties adopts the same principles as that to non-related parties. For additional information on related party sales, please refer to Footnote 23 of the financial statements.

The breakdown of the 675,484 metric tons products produced is listed below.

Product	(Metric Tons)
BTX Light Aromatics	287,887
BTX Heavy Aromatics	135,694
LPG	71,017
MTBE and Others	50,661
Styrene	56,152
Propylene	45,343
SBS products	28,730
Total Metric Tons Sold	675,484

Cost of Sales: Cost of sales was $721,519 for the year ended December 31, 2012, or 96% of sales, compared to cost of sales of $504,872, or 95% of sales for the year ended December 31, 2011, an increase of $216,647. Our cost of sales are primarily composed of the costs of direct raw materials (mainly heavy oil, benzene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. In 2012, our average cost of finished product was $1.07 per metric ton, as compared to an average cost of $1.03 per metric ton in 2011, an increase of 3%. The increase of the cost of sales is mainly attributable to the SBS facility. Our SBS facility resulted in an additional 28,730 MT of products in 2012 and an additional $63,365 of cost of sales. Moreover, the increasing Chinese labor costs also caused an increase in cost of sales.

Gross Profit: Gross profit for the year ended December 31, 2012 was $29,109, compared to $22,015  for the year ended December 31, 2011. Our gross profit margin has increased from 3.51% for the year ended December 31, 2011 to 3.9% for the year ended December 31, 2012.  The main reason for the increase in the gross margin is the increase in sales volume and the new SBS products which yield a higher gross profit margin of 10.74%.

Operating Expenses: Operating expenses, including selling expenses, and general and administrative expenses, were $13,642, or 1.8 % of sales for the year ended December 31, 2012 as compared to $19,100, or 3% of sales for the fiscal year 2011, a decrease of $ 5,457.  The decrease was due to expense of $5.8 million in connection with the Independent Investigation for the year ended December 31, 2011. There were no such expenses for the year ended December 31, 2012.

Interest Expense: For the year ended December 31, 2012, interest expense was approximately $25,065 as compared to interest expense of approximately $15,797 for the year ended December 31, 2011. The increase in interest expense is mainly due to the increased interest cost associated with discounting of bank acceptance notes and higher interest rates, together with the increased bank borrowings.

Liquidated damages expense: For the year ended December 31, 2012, we did not accrue any liquidated damages expenses compared to accrued liquidated damages expense of $2,493 for the year ended December 31, 2011. On April 1, 2011, trading of the Company’s common stock was suspended. In addition, management determined that, our Registration Statements were no longer effective since April 15, 2011 and the registrable securities in connection with Series A and B Private Placements were not be able to be sold pursuant to Rule 144 under the Securities Act during the period between April 2011 and November 1, 2011. Accordingly, in the year ended December 31, 2011, it became probable that the Company will be required to remit liquidated damages to investors. Estimated contingent liabilities of $2.5 million were accrued with a corresponding charge to earnings in the year ended December 31, 2011.

Net loss: Net loss for the year ended December 31, 2012 was approximately $5,850 , as compared to a net loss of approximately $7,141 for the year ended December 31, 2011, a decrease of $1,291 or 18.08%. The decrease in net loss was mainly due to a higher yield rate and decreased legal, consulting and investigation expenses.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to gain $945 for the year ended December 31, 2012 and $3,235 for the year ended December 31, 2011, respectively. The equity accounts were translated at historical rates. The average translation rates applied to income statement accounts for the years ended December 31, 2012 and 2011 were RMB 6.30318  and RMB6.45328 to 1.00 U.S. dollar.

Liquidity and Capital Resources

The Company's financial statements for the years ended December 31, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registration Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2012 includes a going concern explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Year Ended December 31 (in thousands)
	2012	2011
Net cash provided by (used in) operating activities	$(7,095)	$1,731
Net cash used in investing activities	$(54,417)	$(42,313)
Net cash provided by financing activities	$77,488	$16,934

Net cash used in operating activities was $7,095 for the year ended December 31, 2012 as compared to $ 1,731 provided by operating activities for the same period in 2011.  The decrease in cash provided by operations was primarily due to increases in accounts receivable, inventories, prepayments to suppliers and other current assets, offset by an increase in advances from customers.

Net cash used in investing activities was approximately $54,417 and $42,313 for the years ended December 31, 2012 and 2011, respectively. Net cash used in investing activities was primarily comprised of payments for our  infrastructure construction and the expansion of our facilities.

Net cash provided by financing activities amounted to $77,488 for 2012 and $16,934 for 2011. Cash provided by financing activities in 2012 was primarily due to the increase in short-term bank loans, offset by cash used in the settlement of bills payable, the repayment of bank loans and the increase in pledged deposits at banks.

We have entered into loan agreements with our primary lenders, Bank of China, China Construction Bank, Agricultural Bank of China, etc., under which we have term loans. As of December 31, 2012, we had an aggregate principal amount of approximately $295 million outstanding under the loan agreements, with maturity dates from  January 2013  to  December 2013  and interest rates from 1.27%  to 6.72%  per annum. As of  March 31, 2013, we had an aggregate principal amount of approximately $284.6 million outstanding under the loan agreements, with maturity date through March, 2014, and interest rates from 1.13% to 6.72% per annum. The loan agreements contain customary affirmative and negative covenants and were mainly guaranteed by third parties and individual persons or secured by a lien on our property and equipment. Beginning in January 2011, certain individual loan guarantors, some of whom are related parties, were paid a monthly fee of approximately 0.1% of the outstanding loan balances as compensation for their guarantees. We paid approximately $1.8 million of compensation in respect of these guarantees for the year ended December 31, 2012. Historically, all debts due have been paid back by the Company in a timely manner. All short-term bank loans are revolving loans whose terms (at due date of payment) are generally extended by the lender. As of December 31, 2012, we were in compliance with the terms of our loan agreements. As such, management expects most unpaid loan balances will be extended at their due dates. Depending on our capital needs, the Company evaluates whether to apply for additional long-term bank loans when they are paid back. The Company currently has sufficient lines of credit with the banks for both short-term and long-term borrowings for our current operations. However, we are working to refining our manufacturing capacity to include an ABS facility, a oil catalytic cracking processing facility, an increased annual design capacity of ethylene-styrene facility to 200,000 MT, a transformer oil facility and a SSBR production facility. The total cost of additioal processing equipment for products refinement and SSBR production facility is approximately $149.3 million, including $49.8 million for additional processing equipment and $99.5 million for our SSBR production facility. We are currently going through the governmental approval and design phase of the ABS production facility and estimating the related costs. We plan to fund this proposed expansion through debt financing, cash from operations, proceeds from prior financings, warrant exercises, and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to increase our production capacity and to expand our business could be adversely affected.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Keyuan Petrochemicals, Inc.

We have audited the accompanying consolidated balance sheets of Keyuan Petrochemicals, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keyuan Petrochemicals, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company has suffered net losses and cash flows used in operations, and has a working capital deficiency at December 31, 2012 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Unusually important events occurred in 2011.  These events, management’s evaluation, and their potential effects are described in Note 1(b) to the consolidated financial statements.

The Company has significant transactions and relationships with related parties and certain other parties which are described in Note 23 to the consolidated financial statements.  It is possible that the terms of these transactions may not be the same as those that would result from transactions among unrelated parties.

/s/ GHP HORWATH, P.C.

Denver, Colorado
June 4, 2013

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

		As of December 31
	Note	2012	2011
ASSETS
Current assets:
Cash	2(d)	$23,378	$7,325
Pledged bank deposits	2(e)	201,252	156,318
Bills receivable	2(k)	3,968	1,574
Accounts receivable	2(g)	14,248	2,226
Inventories	3	48,634	38,946
Prepayments to suppliers	5	23,476	15,781
Consumption tax refund receivable	6	51,334	55,810
Amounts due from related parties	23	40	39
Other current assets	7	56,320	45,979
Deferred income tax assets	20	2,801	37

Total current assets		425,451	324,035

Property, plant and equipment, net	8	227,603	190,868
Intangible assets, net	9	880	978
Land use rights	10	10,708	11,069
VAT recoverable		2,232	2,894

Total assets		$666,874	$529,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	11	$295,146	$225,969
Bills payable	2(k)	102,650	63,550
Current portion of long-term bank borrowings	12	-	15,740
Accounts payable		130,387	97,588
Advances from customers	4	24,405	7,822
Accrued expenses and other payables	13	26,833	30,288
Income taxes payable	20	2,344	186
Dividends payable		2,382	2,382
Amounts due to related parties	23	479	621

Total liabilities, all current		584,626	444,146

Series B convertible preferred stock:
Par value: $0.001; Authorized: 8,000,000 shares
Issued and outstanding:
5,333,340 shares, liquidation preference
$20,250	14	16,452	16,452

Commitments and contingencies	19	-	-

Stockholders’ equity:
Common stock:
Par value:$0.001; Authorized: 100,000,000 shares;
Issued and outstanding: 57,646,160 shares in 2012 and 2011	15	58	58
Additional paid-in capital		50,653	49,198
Statutory reserve	18	4,071	3,744
Accumulated other comprehensive income		7,491	6,546
Retained earnings		3,523	9,700

Total stockholders’ equity		65,796	69,246

Total liabilities and stockholders' equity		$666,874	$529,844

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

		Year Ended
		December 31, 2012	December 31, 2011
	Note

Sales
External parties		$750,628	$533,913
Related parties	23	-	92,772

Total Sales		750,628	626,685

Cost of sales
External parties		721,519	504,872
Related parties	23	-	99,798

Cost of sales		721,519	604,670

Gross profit		29,109	22,015

Selling expenses		1,132	1,240
General and administrative expenses		12,510	17,859

Total operating expenses		13,642	19,099

Income from operations		15,467	2,916

Other income (expense):
Interest income		5,940	4,320
Interest expense		(25,065)	(15,797)
Liquidated damages expense		-	(2,493)
Foreign exchange (loss) gain, net		(1,319)	3,662
Other income (expense), net		(79)	3,103

Total other expense, net		(20,523)	(7,205)

Loss before income taxes		(5,056)	(4,289)

Income tax expense	20	794	2,852

Net loss attributable to Keyuan
Petrochemicals Inc. stockholders		(5,850)	(7,141)

Dividends to Series B convertible
preferred stockholders	14	-	1,205

Net loss attributable to Keyuan
Petrochemicals Inc. common stockholders		$(5,850)	$(8,346)

Net loss attributable to Keyuan
Petrochemicals Inc. stockholders		$(5,850)	$(7,141)

Other comprehensive (loss) income
Foreign currency translation adjustment		945	3,235

Comprehensive loss		$(4,905)	$(3,906)

Loss per share:
Attributable to common stock:
- Basic		$(0.10)	$(0.14)
- Diluted		$(0.10)	$(0.14)

Weighted average number of shares of common stock used in calculation
Basic		57,646,160	57,585,040
Diluted		57,646,160	57,585,040

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011
(Amounts in thousands, except share data)

		Common stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	Note	Number of shares		capital	reserve	income	earnings	equity
Balance as of January 1, 2011		57,577,840	$58	$47,012	$3,075	$3,311	$22,243	$75,699
Dividends declared for common stockholders		-	-	-	-	-	(3,528)	(3,528)
Fixed dividends for series B Convertible preferred stockholders		-	-	-	-	-	(1,205)	(1,205)
Exercise of series A warrants		1,150	-	5	-	-	-	5
Exercise of series B warrants		500	-	2	-	-	-	2
Series B conversion		66,670	-	250	-	-	-	250
Share-based compensation		-	-	1,929	-	-	-	1,929
Net loss		-	-	-	-	-	(7,141)	(7,141)
Statutory Reserve		-	-	-	669	-	(669)	-
Other comprehensive income- Foreign currency translation gain		-	-	-	-	3,235	-	3,235
Balance as of December 31, 2011		57,646,160	58	49,198	3,744	6,546	9,700	69,246

Share-based compensation		-	-	1,455	-	-	-	1,455
Net income		-	-	-	-	-	(5,850)	(5,850)
Statutory Reserve		-	-	-	327	-	(327)	-
Other comprehensive income - Foreign currency translation loss		-	-	-	-	945	-	945
Balance as of December 31, 2012		57,646,160	$58	$50,653	$4,071	$7,491	$3,523	$65,796

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)

	Year Ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net loss	$(5,850)	$(7,141)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Liquidated damages	-	2,493
Loss on disposal of property, plant and equipment	-	3
Depreciation	11,927	8,290
Amortization	107	105
Land use rights amortization	452	441
Deferred income tax (benefit) expense	(2,763)	443
Share-based compensation expense	1,590	2,063
Changes in operating assets and liabilities:
Bills receivable	(2,379)	7,843
Accounts receivable	(12,249)	(2,192)
Inventories	(9,363)	50,355
Prepayments to suppliers	(6,877)	1,432
Consumption tax refund receivable	4,934	(14,959)
Other current assets	(9,958)	(18,500)
Accounts payable	281	4,199
Advances (to) from customers	16,993	(3,122)
Income taxes payable	2,155	(10,746)
Accrued expenses and other payables	3,905	(19,276)

Net cash (used in) provided by operating activities	(7,095)	1,731

Cash flows from investing activities:
Purchase of property, plant and equipment,	(54,417)	(42,323)
Proceeds from property disposal	-	10

Net cash used in investing activities	(54,417)	(42,313)

Cash flows from financing activities:
Pledged bank deposits used for bank borrowings	(43,629)	(53,735)
Proceeds from short-term bank borrowings	827,950	258,412
Repayment of short-term bank borrowings	(729,531)	(170,771)
Proceeds from bank notes	198,125	114,399
Repayment of bank notes	(159,562)	(113,353)
Repayments of long-term bank borrowings	(15,865)	(17,820)
Short-term financing from related parties	-	13,303
Short-term financing to related parties	-	(13,188)
Short-term financing to/from Litong (Note23)	-	2,266
Proceeds from warrant exercises	-	7
Dividends paid	-	(2,586)

Net cash provided by financing activities	77,488	16,934

Effect of foreign currency exchange rate changes on cash	77	1,637

Net increase (decrease) in cash	16,053	(22,011)

Cash at beginning of year	7,325	29,336

Cash at end of year	$23,378	$7,325

Supplemental disclosure of cash flow information:
Income taxes paid	$1,914	$13,155
Interest paid, net of capitalized interest	$843	$15,797
Non cash investing and financing activities:
Payable for purchase of property, plant and equipment (net of VAT)	$18,653	$21,308

See accompanying notes to the consolidated financial statements.

1       ORGANIZATION AND NATURE OF BUSINESS, RECENT EVENTS, AND GOING CONCERN AND MANAGEMENT’S PLANS

(a) Organization and Nature of business

Keyuan Petrochemicals, Inc. (the “Company”) was incorporated in the State of Texas on May 4, 2004 in the former name of Silver Pearl Enterprises, Inc. The Company, through its wholly-owned subsidiary, Sinotech Group Limited, formerly Keyuan International Group Limited (“Keyuan International”) and its indirect subsidiaries, Keyuan Group Limited (“Keyuan HK”), Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”),Ningbo Keyuan Petrochemicals Co., Ltd. (Ningbo Keyuan Petrochemicals), Ningbo Keyuan Synthetic Rubbers Co., Ltd. (“Ningbo Keyuan Synthetic Rubbers”), and Guangxi Keyuan New Materials Co., Ltd. (“Guangxi Keyuan”) (collectively referred herein below as “the Group” ) are engaged in the manufacture and sale of petrochemical and rubber products in the People’s Republic of China (“PRC”).

Keyuan International is an investment holding company and was incorporated in the British virgin Islands in 2009.

Keyuan HK was established in Hong Kong in 2009, and is a holding company with no significant assets or operations.

Ningbo Keyuan was established in April 2007 as a wholly foreign-owned enterprise in Ningbo, PRC.

On August 8, 2010, Keyuan HK established Ningbo Keyuan Petrochemicals, a wholly-owned subsidiary in the PRC.

On March 7, 2012, Keyuan HK and Ningbo Keyuan established Guangxi Keyuan, a wholly-owned subsidiary in the PRC.

On June 15, 2012, Ningbo Keyuan established Ningbo Keyuan Synthetic Rubbers, a wholly-owned subsidiary in the PRC.

(b)  Other Events

In 2011, Company’s former auditor, KPMG, LLP (“KPMG”), brought certain issues to the Company’s Audit Committee’s attention through a March 28, 2011 memorandum and an April 18, 2011 letter (collectively, the “KPMG Memoranda”). KPMG requested that the Company’s Audit Committee conduct an independent investigation (the “Independent Investigation”) into those issues. On March 31, 2011, the Audit Committee elected to commence such Independent Investigation and engaged the services of independent counsel, Pillsbury Winthrop Shaw Pittman LLP (“Pillsbury”), which in turn engaged the services of Deloitte Financial Advisory Services LLP (“Deloitte”), as independent forensic accountants, and King & Wood, as Audit Committee counsel in the PRC. Pillsbury, Deloitte and King & Wood are collectively referred to herein as the “Investigation Team”. On September 28, 2011, the Independent Investigation was completed. The Independent Investigation identified possible violations of PRC laws and U.S. Securities laws, including the maintenance of an off-balance sheet cash account that was used primarily to pay service providers and other Company-related expenses. Total activity in the off-balance sheet cash account amounted to approximately $800,000 through December 31, 2010, with a net income statement effect of approximately $12,000, and $400,000 of activity in the off-balance sheet cash account for the period from January 1, 2011 to March 31, 2011, with a net income statement effect of approximately $192,000, at which time the Company ceased its use. The Independent Investigation identified certain other issues that could result in potential violations of PRC or U.S. laws.

On October 7, 2011, trading of the Company’s common stock was delisted by NASDAQ, and is currently quoted on the Over-the-Counter Bulletin Board (symbol: KEYP).

On March 1, 2013, the Company  reached a settlement in a case filed by the United States Securities and Exchange Commission  on February 28, 2013 in the United States District Court for the District of Columbia against the Company, alleging the Company violated Section 17(a)(2) and 17(a)(3) of the Securities Act of 1933, Section 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 12b-20 and 13a-13 thereunder. Under the settlement terms and without admitting or denying the allegation of the complaint, the Company will pay a $1 million civil penalty and will be permanently enjoined from violating certain securities law. The settlement remains subject to approval by the United District Court for the District of Columbia, which must approve its terms and enter the final judgment.

The Company, with its PRC legal counsel, evaluated the matters identified in the Independent Investigation to determine the extent to which the Company may be exposed to fines and penalties in China. The Company has preliminarily concluded that the extent to which it may be exposed to fines and penalties in the PRC is limited, and to date, has not received any PRC governmental or regulatory communication or inquiry related to these matters. However, management is currently unable to determine the final outcome of these matters and their possible effects on the consolidated financial statements.

(c)  Going concern and management’s plans

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company reported a net loss of approximately $5.85 million in 2012 and cash flows used in operations of approximately $7.1 million.  At December 31, 2012, the Company had a working capital deficit of approximately $159 million.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company continues to finance its operations primarily through short-term bank borrowings.  Short-term bank borrowings and bills payable amounted to approximately $397.8 million at December 31, 2012, and have increased to approximately $414 million at May 28, 2013.  Management expects that short-term bank financing will continue to be available through at least the end of 2013.

The Company continues to benefit from favorable PRC tax policies related to consumption tax (Note 6), approximately $51.3 million of which was refundable at December 31, 2012.  Management believes that this amount will be refunded by June 30, 2013 and that additional consumption tax deposits of approximately $84.1 million through May 28, 2013 will be refunded more promptly in the second half of 2013.

The Company is expanding its production line to include Styrene-Ethylene-Butylene-Styrene (“SEBS”).  Management expects production and sale of SEBS to commence in the second half of 2013, and that SEBS will yield a higher gross margin than some of the Company’s current products.

The Company is also exploring sources of additional financing, including short-term financing from its vendors and other parties.   In addition, the Company is closely monitoring its cash balances, cash needs and expense levels.

The ability of the Company to continue as a going concern is dependent upon management’s ability to implement its strategic plan, obtain additional capital and generate net income and positive cash flows from operations.  There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to the Company, if at all.

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

(b)  Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment; the fair value determination of financial and equity instruments; the realizability of inventories; and the recoverability of property, plant and equipment and accounts receivable. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable.

(c)  Foreign currency transactions and translation

The functional currency of the Company, Keyuan International and Keyuan HK is the U.S. dollar. The functional currency of the PRC operating subsidiaries is the Renminbi (“RMB”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency using the applicable exchange rates at each balance sheet date, and non-monetary items are translated at historical rates. The resulting exchange differences on these transactions are recorded in foreign exchange gain (loss), net in the consolidated statements of comprehensive loss.

The Group’s reporting currency is the U.S. dollar. Assets and liabilities of the PRC operating subsidiaries are translated into the U.S. dollar using the exchange rates at each balance sheet date. Revenue and expenses of the PRC operating subsidiaries are translated at average rates prevailing during the reporting period. Shareholders’ equity is translated of historical rates. Adjustments resulting from translating the financial statements of the PRC operating subsidiaries into the U.S. dollar are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)  Cash

Cash consists of cash on hand and cash at banks. As of December 31, 2012 and 2011, cash of $21.4 million and $7.1 million, respectively, was held in major financial institutions located in the PRC. Management performs periodic evaluations of the relative credit standings of those financial institutions, and believes that they have high credit ratings.

(e)  Pledged bank deposits

Pledged bank deposits represent amounts held by financial institutions, which are not available for the Group’s use, as security for issuances of bills payable to the Group’s suppliers, or as security for short-term bank borrowings. Upon maturity of the bills, which generally occurs within three to six months after the issuance of the bills, or upon the repayment of short-term bank borrowings, the deposits are released by the financial institutions and become available for use by the Group.  Pledged bank deposits related to the purchase of inventories are reported within cash flows from operating activities and pledged bank deposits related to short-term bank borrowings are reported within cash flows from financing activities in the consolidated statements of cash flows.

(f)  Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. The Group did not record any provision for slow-moving and obsolete inventory as of December 31, 2012 and 2011.

(g)  Accounts receivable

With the approval of the Company’s general manager, the Company occasionally extends unsecured credit to its long-term customers with a good credit rating. An allowance for doubtful accounts is established and recorded based on management’s assessment of its analysis of trade receivables, customers’ credit-worthiness, past collection history, and charges in customers’ payment records. The Company writes-off accounts receivable when accounts are deemed uncollectible. At December 31, 2012 and 2011, the Group considers all of its accounts receivable to be collectible and no provision for doubtful accounts has been made in the consolidated financial statements.

(h)  Property, plant and equipment

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

The estimated useful lives of property, plant and equipment are as follows:

Buildings	45 years
Plant, machinery and equipment	5 to 15 years
Vehicles	5 years
Office equipment and furniture	3 to 10 years

2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Construction-in-progress is stated at cost. Cost comprises nonrefundable prepayments and direct costs of construction as well as interest costs capitalized during the period of the construction of the plant or installation of equipment. Costs included in construction-in-progress are transferred to their respective categories of property, plant and equipment when the assets are ready for their intended use, at which time depreciation commences.

(i)   Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 360-10, the Group reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Group’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of the expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets. No impairment is believed to exist at December 31, 2012.

(j)   Land use rights

Land use rights represent the exclusive right to occupy and use a piece of land in the PRC for a specified contractual term. Land use rights are recorded at cost and amortized on a straight-line basis over the terms of the land use rights of 15 to 50 years.

(k)  Bills receivable and bills payable

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

In connection with the Company’s financing transactions, the Group may also obtain bills receivable in exchange for cash or payables.  These bills, which are sold at a discount prior to maturity, include provisions whereby the Group agrees to reimburse the accepting bank in the event that the counterparty fails to honor its liability to the accepting bank.  At December 31, 2012 and 2011, discounted bills receivable subject to reimbursement amounted to approximately $4.0 and $1.6 million, respectively.  Historically, the Group has not suffered any losses under these reimbursement agreements.

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

(l)   Revenue recognition

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

In the PRC, value added tax (“VAT”) of 17% on invoiced amounts is collected on behalf of tax authorities. Revenue is recorded net of VAT.  VAT paid for purchases, net of VAT collected from customers, is recorded in other current assets in the consolidated balance sheets as of December 31, 2012 and 2011.

(m) Share-based compensation

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

(n) Employee benefit plans

Pursuant to relevant PRC regulations, Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Ningbo Keyuan Synthetic Rubbers  and Guangxi Keyuan are required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rates ranging from 18.6% to 26.1% on a standard salary base as determined by the local social security bureau.

Contributions to the defined contribution plans are charged to the consolidated statements of comprehensive loss when the related service is provided. For the years ended December 31, 2012 and 2011, contributions to the defined contribution plans were approximately $0.5 million and $0.4 million, respectively.

The Group has no other obligation for the payment of employee benefits associated with these plans beyond the contributions described above.

(o) Income taxes

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

2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Group recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Group has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive loss.

(p)  Fair value measurements

The Group utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Group determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Group has the ability to access at the measurement date.

●
Level 2 inputs are inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

●
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

(q)  Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to the Company’s common stockholders by the weighted average number of common stock outstanding during the year.

Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company’s stockholders as adjusted for the effect of dilutive common stock equivalents, if any, by the weighted average number of common stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents consist of the common stock issuable upon the conversion of the Group’s Series B convertible preferred stock (using the if–converted method) and common stock issuable upon the exercise of outstanding stock options and stock purchase warrants (using the treasury stock method). Potential dilutive securities are not included in the calculation of dilutive earnings (loss) per share if the effect is anti-dilutive. A total of 7,190,766 and 7,886,586 warrants and options were excluded from diluted earnings per share for the years ended December 31, 2012, and 2011, respectively, as their effect was anti-dilutive.

(r)   Segment reporting

The Group’s chief operating decision maker has been identified as its Chief Executive Officer (CEO).

The Group has two operating segments; the manufacture and sale of petrochemical products (petrochemical segment) and the manufacture and sale of rubber products (rubber segment), established in 2012. Substantially all of the Company’s operations and customers are located in the PRC. Consequently, no geographic information is presented.

2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s)  Contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business. An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

(t)   Recent accounting pronouncements

In July 2012, the FASB issued ASU 2012-02—Intangibles—Goodwill and Other (Topic 350), effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this guidance is not expected to have a material impact on the Group’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06—Business Combinations (Topic 805), for public and nonpublic entities, effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The adoption of this guidance is not expected to have a material impact on the Group’s consolidated financial statements.

3     INVENTORIES

Inventories consist of the following:

	As of December 31,
	2012	2011
	($’000)	($’000)

Raw materials	$26,433	$26,226
Finished goods	21,701	10,892
Work-in-process	500	1,828

Total	$48,634	$38,946

4     ADVANCES FROM CUSTOMERS

The Group generally requires a prepayment of 100% of the sales contract price from its customers shortly before products are delivered. Such prepayment is recorded as “advances from customers” in the Group’s consolidated balance sheet, until the products are delivered and the customer takes ownership and assumes the risk of loss. With the approval of the Company’s general manager, the Company occasionally extends credit to its long-term customers with a good credit rating. As of December 31, 2012, the balance of accounts receivable was approximately $14.2 million (approximately $2.2 million at December 31, 2011), all of which was collected in January 2013.

5     PREPAYMENTS TO SUPPLIERS

As of December 31, 2012 and 2011, prepayments to suppliers are made in connection with the purchase of raw materials. Prepayments to suppliers are reclassified to inventories or expense when the Group applies the prepayments to related purchases of materials after the related invoices are received.

6     CONSUMPTION TAX REFUND RECEIVABLE

The PRC government enacted a regulation that provides that domestically purchased heavy oil to be used for producing ethylene and aromatics products would be exempted from a consumption tax. In addition, the consumption tax paid for imported heavy oil would be refunded if it was used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for  the production of ethylene and aromatics products, the Group recognizes a consumption tax refund receivable when the consumption tax has been paid and the relevant heavy oils have been used for production. At December 31, 2012 and 2011, the Group recorded an estimated consumption tax refund amounting to approximately $51.3 million and $55.8 million, respectively.

On August 15, 2012, the Group received a consumption tax refund of approximately $95.1 million and in December 2012 an additional $7.2 million was received. Consumption tax claims of approximately $51.3 million are in process and are expected to be approved and refunded by the end of June 2013.

7     OTHER CURRRENT ASSETS

Other current assets consist of the following:

	As of December 31,
	2012	2011
	($’000)	($’000)

VAT recoverable	$31,751	$9,992
Receivable from Ningbo Litong (Note 23)	-	2,741
Customs deposits for imported inventories	21,648	29,102
Other	2,921	4,144

	$56,320	$45,979

Management estimates the deductible input VAT using vendor contracts, engineering and other estimates, as well as historical experience.  Approximately $2.2 million and $2.9 million is included in non-current assets as of December 31, 2012 and 2011, respectively.

Customs deposits for imported inventories represent amounts paid to the local customs office in connection with the import of raw materials inventories. Upon approval by the customs authorities, these amounts become refundable by the local tax authority and are reclassified as VAT recoverable or consumption tax refund receivable (Note 6).

8     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of December 31,
	2012	2011
	($’000)	($’000)

Buildings	$3,920	$3,888
Plant, machinery and equipment	239,222	175,736
Vehicles	950	664
Office equipment and furniture	296	135
Construction-in-progress	12,292	27,450

	256,680	207,873
Less: accumulated depreciation	(29,077)	(17,005)

	$227,603	$190,868

Depreciation expense on property, plant and equipment is allocated to the following items:

	Year ended December 31,
	2012	2011
	($’000)	($’000)

Cost of sales	$13,254	$8,142
Selling, general and administrative expenses	189	165

	$13,443	$8,307

For the years ended December 31, 2012 and 2011, interest capitalized amounted to approximately $0.8 million and $1.2 million, respectively.

9     INTANGIBLE ASSETS

Intangible assets consist of the following:

	Amortization	As of December 31,
	Period	2012	2011
	Years	($’000)	($’000)

Licensing agreements	10-20	$1,508	$1,495
Less: Accumulated amortization		(628)	(517)

		$880	$978

Licensing agreements consist of technology utilization rights for petrochemical production. For each of the years ended December 31, 2012 and 2011, amortization expense for intangible assets amounted to approximately $0.1 million. Amortization expense for each of the next five years is estimated to be approximately $0.1 million.

10   LAND USE RIGHTS

Land use rights consist of the following:

	As of December 31,
	2012	2011
	($’000)	($’000)

Land use rights	$12,282	$12,182
Less: Accumulated amortization	(1,574)	(1,113)

	$10,708	$11,069

For each of the years ended December 31, 2012 and 2011, amortization expense related to land use rights was approximately $0.4 million.

11   SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	As of December 31,
	2012	2011
	($’000)	($’000)

Bank borrowings-secured/guaranteed	$295,146	$225,969

Short−term bank borrowings outstanding as of December 31, 2012 carry a weighted average interest rate of 6.21% (2011: 5.45%) for bank loans in RMB; and a weighted average interest rate of 3.97% (2011: 3.78%) for bank loans in USD, and have maturity terms ranging from one to twelve months and interest rates ranging from 1.27% to 7.93% (2011: 2.97% to 7.93%).

Approximately $46.3 million included in short term bank borrowings at December 31, 2012 is payable to Shanghai Pudong Development Bank, and is secured by a one-year fixed term deposit with a carrying amount of $48.4 million. In addition, $46 million payable to Bank of China is secured by Ningbo Keyuan’s one-year fixed term deposit and pledged deposits with a carrying amount of $21.7 million as of December 31, 2012; $8.3 million payable to China Construction Bank is secured by Ningbo Keyuan's one-year fixed term deposit with a carrying amount of $24.5 million as of December 31, 2012; $4.4 million payable to Agricultural Bank of China is secured by Ningbo Keyuan's one-year fixed term deposit with a carrying amount of $8.1 million as of December 31,2012; $6.5 million payable to China Merchant Bank is secured by Ningbo Keyuan's one-year fixed deposit with a carrying amount of $6.7 million as of December 31, 2012; and $4.4 million payable to Bank of Shanghai is secured by Ningbo Keyuan's one-year fixed deposit with a carrying amount of $4.9 million as of December 31,2012. Among the rest of the Group's short-term borrowings, $105.5 million is guaranteed by related party and third-party entities and individuals, and $73.4 million that is secured by the Group’s land, buildings and equipment with a carrying amount of $125 million as of December 31, 2012.

12   LONG-TERM BANK BORROWINGS

At December 31, 2011, long term bank borrowing of approximately $15.7 million consisted of amounts payable to China Construction Bank with interest of 7.29% to 7.74% per annum and which was guaranteed by related party entities and Mr Tao (Note 23). All amounts were repaid in full in 2012.

13   ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of:

	As of December 31,
	2012	2011
	($’000)	($’000)

Purchase of property, plant and equipment	$19,261	$24,590
Accrued payroll and welfare	1,156	1,062
Liquidated damages	2,493	2,493
Other accruals and payables	3,923	2,143

	$26,833	$30,288

14   SERIES B CONVERTIBLE  PREFFERED STOCK AND RELATED FINANCING AGREEMENTS

The significant terms of the Series B convertible preferred stock are as follows:

Conversion:

At any time on or after the issuance date, at the election of the holders, each share of the Series B convertible preferred stock may be converted into shares of the Company’s common stock, at a conversion $3.75 per share, subject to certain ownership limitations.

The conversion price is subject to certain anti-dilutive adjustments, including adjustments for stock splits, dividends and distributions, and reorganization, merger or consolidation. In addition, the conversion price may be adjusted down.

The Series B convertible preferred stock shall be automatically converted into common stock (for the same conversion price as described above) upon the third year anniversary of the issuance date of the Series B convertible preferred stock on September 28, 2013. In the event the Company shall issue or sell any additional shares of common stock at a price per share less than the then-applicable conversion price or without consideration, then the conversion price upon each such issuance shall be reduced to that price (the “Round Down Provision”).

Management evaluated the terms and conditions of the embedded conversion features and determined that there was no beneficial conversion features for the Series B convertible preferred stocks because the effective conversion price is equal to or higher than the fair value at the date of issuance.

Redemption:

As a result of the Round Down Provision, and in accordance with ASR 268 “Presentation in Financial Statement of Redeemable Preferred Stock”, the Series B convertible preferred stock has been classified as temporary equity as the Company does not control the events necessary to issue the maximum number of shares that could be required should the redemption feature be triggered.   In the event the Company has insufficient authorized registered shares of common stock to effect a conversion request from the Series B investors, the Company, at its sole discretion, may elect to satisfy such conversion request by either redeeming the preferred stock at its liquidation preference of $3.75 per share, or by issuing restricted shares of the Company’s common stock.

The Series B convertible preferred stock is redeemable at the option of their holders simultaneously with the occurrence of the following events:

(i) Merger or consolidation where the holders of the Company’s outstanding voting securities prior to such merger or consolidation do not own over 50% of the outstanding voting securities of the merged or consolidated entity immediately after such merger or consolidation; or (ii) the sale of all or substantially all of the Company’s properties or assets (collectively, an “Organic Change”).

Management considers the occurrence of the Organic Change is solely within the control of the Company.

Voting Rights:

The Series B convertible preferred stock  has no voting rights with the common stock or other equity securities of the Company other than certain class voting rights, as outlined in the related agreement.

Fixed dividends are accrued and cumulative for one year from the date of the initial issuance of the Series B convertible preferred stock, and are payable on a quarterly basis. Annual dividends are determined as 6% of $3.75 for each share of the Series B convertible preferred stock. Total dividends for the Series B convertible preferred stockholders for the years ended December 31, 2012 and 2011 were nil and approximately $1.2 million, respectively.

Registration rights agreement

In connection with the Series B private placement, the Company entered into a registration rights agreement with the Series B investors in connection with various warrants issued in connection with the Series B convertible preferred stock,  If the Company does not comply with the registration rights agreement, the Company will be required to pay cash liquidated damages to each Series B Investor, at the rate of 1% of the applicable subscription amount for each 30 day period in which the Company is not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act. Pursuant to the registration rights agreements, liquidated damages are also payable in the event that the registration statement is not maintained continuously effective for approximately 180 days, or if trading of the Company’s common stock is suspended or if the Company’s common stock is delisted from the principal exchange on which it is traded (NASDAQ) for more than three days.

On April 1, 2011, trading of the Company’s common stock was suspended and on October 7, 2011 was delisted by NASDAQ. Management determined that the registration statements were no longer effective commencing on April 7, 2011 and registrable securities in connection with the Series B private placement were not able to be sold pursuant to Rule 144 under the Securities Act until November 1, 2011. Accordingly, in the year ended December 31, 2011, an estimated contingent liability for approximately $2.5 million was accrued with a corresponding charge to earnings, as per the guidance in ASC 825-20, “Registration Payment Arrangements”.

Escrow shares agreement

In connection with the Series B Private Placement, the Company entered into  escrow share agreements with the representatives of the Series B Investors, Delight Reward (the majority owner of the Company), and Anslow&Jaclin, LLP (the “Escrow Agent) (the “Escrow Agreements”), pursuant to which 3,400,000 shares of the Company’s common stock (the “Escrow Shares”) held by Delight Reward  were delivered to the Escrow Agent. The Escrow Shares were to be released back to Delight Reward upon the Company’s achievement of no less than 95% of a net income target, as defined, of $33 million for the year ended December 31, 2010 (the “Performance Threshold”). The Performance Threshold was achieved and the 3,400,000 shares are expected to be released in 2013.

15   COMMON STOCK AND CAPITAL CONTRIBUTION

On January 17, 2011, the Company’s Board of Directors approved the distribution of an annual cash dividend of $0.36 per share for 2010 to be paid quarterly to its common stockholders at the assigned dates of record. The first quarter dividend of $0.09 per share was declared to be paid to stockholders of record as of March 1, 2011, with the actual distribution occurring on April 15, 2011. Certain stockholders of the Company announced the waiver of their rights to receive such cash dividends. In addition, Dragon State International Limited, the primary Series B convertible stockholder agreed to waive its rights to receive cash dividends for 2010 should it choose to convert its preferred stock before the record date. The estimated dividends to be distributed and the dividends waived were approximately $3.5 million and $17.2 million respectively. Approximately $0.9 million has been distributed to the common stockholders as dividends. Beginning October 2011, the Company's Board of Directors suspended the payment of quarterly cash dividends on the Company’s common stock while it pursued strategic alternatives including, but not limited to, taking the Company private, a merger or other transaction.

During the year ended December 31, 2011, 66,670 shares of the Series B convertible preferred stock were converted into 66,670 shares of the Company’s common stock. In addition, 1,150 Series A warrants and 500 Series B warrants were exercised, and the Company issued 1,150 shares and 500 shares of the Company’s common stock, receiving proceeds of $4,863 and $2,468, respectively.

16   COMMON STOCK PURCHASE WARRANTS

The Company was issued the following warrants to purchase the Company’s common stock:

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

Each of the above warrants entitles the holder to purchase shares of the Company’s common stock at any time after their respective issuance dates and shall expire after three years from their respective issuance dates. The Series A and Series B Warrants are callable at $0.01 per share, at the Company’s election, if the volume weighted average price (“VWAP”) of the Company’s common stock equals or exceeds $9.00 and $10.50 for 15 consecutive trading days, with the average daily trading volume of no less than 75,000 shares. The Series C and Series D Warrants and the placement agent warrants are not callable.
The Series A, Series B, Series C and Series D Warrants and the placement agent warrants are classified within the Company’s stockholders’ equity since they are solely indexed to the Company’s common stock.

17   SHARE-BASED PAYMENTS

(a) Employee stock option grants

The Board of Directors has approved the Company’s 2010 Equity Incentive Plan (the “Plan”). The maximum numbers of shares of common stock of the Company issuable pursuant to the Plan is 6,000,000 shares.  The Plan shall be administered by the Board; provided however, that the Board may delegate such administration to a Plan Committee (the “Committee”).

Subject to the provisions of the Plan, the Board and/or the Committee shall have authority to determine the type or types of awards to be granted to each participant under the Plan. The exercise price of options to purchase shares of the Company’s common stock granted under the Plan shall be determined by the Board or the Committee, provided, however that the exercise price of any incentive stock option shall not be less than 100% of the fair market value of a share on the date of grant. The term of each option shall be fixed by the Board or the Committee, provided that no incentive stock option shall have a term greater than 10 years

On January 1, 2011, the following stock options were outstanding:

(i) 3,000,000 stock options to certain senior management employees with a contractual term of 5 years. The exercise price of these stock options is $4.20 per share and the grant-date fair value of these stock options amounted to approximately $3.3 million. A total of 2,810,000 stock options vest over three years as follows: 30% shall vest and become exercisable one year after grant date, 40% shall vest and become exercisable two years after grant date, and 30% shall vest and become exercisable three years after grant date. For the remaining 190,000 stock options: 40% shall vest and become exercisable one year after grant date and 60% shall vest and become exercisable two years after grant date.

(ii) 80,000 stock options to two independent directors with contractual terms of 5 years. The exercise price of these stock options is $4.20 per share and the grant-date fair value of these stock options amounted to approximately $0.1 million. A total of 40,000 options shall vest and become exercisable one year after the grant date and the remaining 40,000 options shall vest and become exercisable two years after the grant date, provided that the independent directors are re-elected for successive one year terms one year after the stock options issuance date.

(iii) 700,000 stock options to employees with a contractual term of 5 years. The exercise price of these stock options was $4.50 per share and the grant-date fair value of these stock options amounted to approximately $1.3 million. These stock options vest over three years as follows: 30% shall vest and become exercisable one year after the grant date, 40% shall vest and become exercisable two years after the grant date and 30% shall vest and become exercisable three years after the grant date. 600,000 of these stock options were cancelled. As compensation for such cancellation, the Company committed to pay these employees incremental cash payments during the period through August 2013. The fair value of the committed cash payment  at the date of  commitment was approximately $0.4 million and no incremental compensation cost resulted from the cancellation of these stock options. Included in accrued expenses and other payables is approximately $0.3 million and $0.2 million representing the liability related to the committed cash payment as of December 31, 2012 and 2011, respectively.

There were no share options granted during the years ended December 31, 2012 and 2011. A summary of the share options activity during the year ended December 31, 2012 is as follows:

		Weighted	Weighted average
	Number of	average	remaining	Aggregate
	options	exercise price	contractual term	intrinsic value

Balance as of January 1, 2012	2,444,000	4.2
Forfeited	(111,000)	4.2

Balance as of December 31, 2012	2,333,000	$4.2	1.5 years	$0
Exercisable as of
December 31, 2012	2,227,000	$4.2	1.5 years	$0

The following table presents information relating to non-vested stock options as of December 31, 2012

		Weighted average	Weighted average
		grant - date	remaining
	Options	fair value	contractual term

Non -vested at January 1, 2012	1,455,000	$1.11
Vested	(1,238,000)	(1.11)
Forfeited	(111,000)	(1.11)
Non -vested at December 31, 2012	106,000	$1.11	1.5 years

The total fair value of stock options that vested during the year ended December 31, 2012 was approximately $1.5 million.

As of December 31, 2012, unrecognized compensation costs related to employee stock options was approximately $0.7 million. These costs are expected to be recognized on a straight-line basis, over the remaining weighted average service period of 0.44 years.
(b)   Non-employee stock option grants

A summary of stock options granted to non-employees as of December 31, 2012 is as follows:

		Weighted	Weighted average
	Number of	average	remaining	Aggregate
	options	exercise price	contractual term	intrinsic value

Outstanding as of
December 31, 2012	460,000	$4.20	0.5 years	$-
Exercisable as of
December 31, 2012	460,000	$4.20	0.5 years	$-

18   STATUTORY RESERVES

Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Ningbo Keyuan Synthetic Rubbers and Guangxi Keyuan are required to allocate at least 10% of their after tax profits as determined under generally accepted accounting principles in the PRC to a statutory surplus reserve until the reserve balances reach 50% of their respective registered capitals. As of December 31, 2012 and 2011, Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Ningbo Keyuan Synthetic Rubbers and Guangxi Keyuan had made appropriations to this statutory reserve of approximately $4.1 million and $3.7 million, respectively.

19   COMMITMENTS AND CONTINGENCIES

(a) Operating commitments

The Group leases storage facilities and dormitories under operating lease agreements with terms ranging from monthly to 2 years. Future minimum lease payments under non-cancellable operating lease agreements with terms of more than one year were $6,856 at December 31, 2012, all due in 2013.

(b) Capital commitments

As of December 31, 2012, the Group had contractual capital commitments of approximately $1.3 million for purchases of equipment. The capital commitments relate primarily to manufacturing equipment updates.

(c)  Litigation

The Group at times is involved in various legal actions arising in the ordinary course of business.  Management does not currently believe that there are any pending legal actions where the outcome of such legal actions would have a material adverse effect on the Group’sconsolidated financial statements.

On November 15, 2011, the Company and several of its officers were named in a securities class action, alleging violation of federal securities laws by issuing materially false and misleading statements and omitting material facts with regard to disclosure of related party transactions and effectiveness of internal controls in past public filings.  The case is currently at the discovery stage and management believes that there is no basis to the suit and intends to contest the case vigorously.

(d)  Contingencies

In connection with the shipping of finished products, inaccurate product information was previously provided to the PRC Port authority. In addition, through March 31, 2011, Ningbo Keyuan failed to withhold income tax of approximately $50,000 from payments to certain external service providers and employees. In consultation with PRC legal counsel, management has evaluated the contingencies associated with the provision of inaccurate information and expects that the penalty, if any, will not be significant and will not have a material impact on the consolidated financial statements.

In addition, the Group had outstanding Letter’s of Credit as of December 31, 2012 of approximately $70 million.

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

Hong Kong

Keyuan HK is incorporated in Hong Kong. Keyuan HK did not earn any income that was derived in Hong Kong for the years ended December 31, 2012 and 2011 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Ningbo Keyuan Synthetic Rubbers and Guanxi Keyuan are all incorporated in the PRC and the applicable PRC statutory income tax rate for these companies is 25%.

Components of loss before income tax expense (benefit) consist of the following jurisdictions:

	Year ended December 31,
	2012	2011
	($’000)	($’000)

PRC	$1,303	$8,931
U.S.	(3,512)	(9,762)
Hong Kong and BVI	(2,847)	(3,459)

Loss before income taxes	$(5,056)	$(4,290)

The Group’s income tax expense (benefit) in the consolidated statements of comprehensive loss consists of the following:

	Year ended December 31,
	2012	2011
	($’000)	($’000)

Current income tax expense	$3,595	$2,409
Deferred income tax (benefit) expense	(2,801)	443

Total income tax expense	$794	$2,852

Reconciliation between income tax expense and the amounts computed by applying the PRC statutory income tax rate of 25% to income (loss) before income taxes is as follows:

	Year ended December 31,
	2012			2011
	($’000)			($’000)

Loss before income taxes	$(5,056)			$(4,290)

Computed expected
Income tax benefit	(1,264)	25.0%		(1,072)	25.0%
Tax loss not recognized	1,485	(29.4%	)	2,625	(61.2%	)
Effect of different tax rates	105	(2.1%	)	680	(15.8%	)
Other	126	(2.5%	)	185	(4.3%	)
Permanent differences	342	(6.8%	)	434	(10.1%	)
Actual income tax expense	$794	(15.7%	)	$2,852	(66.4%	)

The PRC income tax rate has been used because the majority of the Group’s consolidated income (loss) before income taxes arises in the PRC.

The tax effects of the temporary differences that give rise to significant portions of deferred income tax assets are presented below:

	As of December 31,
	2012	2011
	($’000)	($’000)

Net operating tax loss carried forwards	$6,356	$4,767
Depreciation	963	500
Interest income receivable on pledged bank deposits	-	(463)
Prepaid expenses and other current assets	1,439	-
Accrued bonus	183	-
Other	216	-
Total deferred income tax assets	9,157	4,804
Valuation allowance	(6,356)	(4,767)
Net deferred tax assets	$2,801	$37

Deferred tax assets arising from net operating loss carryforwards (“NOL’S”) from the Group’s operations outside of the PRC were approximately $6.4 and $4.8 million at December 31, 2012 and 2011, respectively. Management has determined that it is more likely than not that they will not generate sufficient taxable income in those jurisdictions to realize the deferred tax asset. Accordingly, a valuation allowance for the full amount was provided. At December 31, 2012, NOL’S and their expiration dates arose in the following jurisdictions:

		Expiration date
US	$(15,383)	December 31, 2031
Hong Kong	(6,531)	Not applicable
BVI	(211)	Not applicable
	(22,125)

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. Further, the Group’s distributions from its PRC subsidiaries are subject to U.S. federal income tax at 34%, less any applicable qualified foreign tax credits. Due to the Group’s policy of reinvesting permanently its earnings in its PRC business, the Group has not provided for deferred income tax liabilities for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed earnings of $37.7 million and $31 million as of December 31, 2012 and 2011, respectively.

For each of the years ended December 31, 2012 and 2011, the Group did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. Management does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Group mainly files income tax returns in the United States and the PRC. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2009.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000 ($15,000). In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiaries are open to examination by the PRC state and local tax authorities for the tax years beginning in 2008.

21   FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011.

The fair values of cash, pledged bank deposits, bills receivable, accounts receivable,  short-term bank borrowings, bills payable, and accounts payable approximate their respective carrying amounts due to their short-term nature. Amounts due to related parties are not practicable to estimate due to the related party nature of the underlying transactions.

22   SIGNIFICANT CONCENTRATIONS AND RISKS

At December 31, 2012 and 2011, the Group held cash and pledged bank deposits in financial institutions of approximately $225 million and $164 million, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region, which management believes have high credit ratings.

Sales to major customers, which individually exceeded 10% of the Group’s total annual net revenue, are as follows:

Year ended December 31, 2012			Year ended December 31, 2011
Largest	Amount of	% Total	Largest	Amount of	% Total
Customers	Sales	Sales	Customers	Sales	Sales
	($’000)			($’000)
Customer A	98,215	13%	Customer A	114,981	18%

The Group currently buys a majority of its heavy oil, an important component of its products, from three suppliers. Although there are a limited number of suppliers of the particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for the years ended December 31, 2012 and 2011 were approximately $549 million and $377 million, respectively. These purchases represented 78% and 83%, respectively of all of the Group’s purchases for the years ended December 31, 2012 and 2011. The Company’s largest supplier accounted for approximately $473 million and $305 million, or 68% and 67% of total purchases for the years ended December 2012 and 2011, respectively. In addition, the supplier provided short-term financing to the Company of approximately $29 million during 2012, of which $20 million was included in accounts payable at December 31, 2012 and was repaid in January 21, 2013.   Interest paid for this financing amounted to approximately $0.43 million.  In addition, on December 27, 2012, the supplier provided a non-interest bearing advance of approximately $10 million to the Company, that was repaid in full on January 8, 2013.

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

23   RELATED PARTY TRANSACTIONS AND RELATIONSHIPS AND TRANSACTIONS WITH CERTAIN OTHER PARTIES

(A) Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder
Mr. Jicun Wang	Principal stockholder
Mr. Peijun Chen	Principal stockholder
Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang
Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan
Mr. Weifeng Xue	Vice President of Accounting, Ningbo Keyuan through August 2011
Mr. Hengfeng Shou	Former Vice President of Sales, Ningbo Keyuan
Petrochemical through November 2011
Ningbo Kewei Investment Co., Ltd.	A company controlled by Mr. Tao
(Ningbo Kewei)	through September 2011
Ningbo Pacific Ocean Shipping Co., Ltd	100% ownership by Mr. Wang
(Ningbo Pacific)
Ningbo Hengfa Metal Product Co., Ltd	100% ownership by Mr. Chen
(Ningbo Hengfa, former name "Ningbo Tenglong")
Shandong Tengda Stainless Steel Co., Ltd	100% ownership by Mr. Chen
(Shandong Tengda)
Ningbo Xinhe Logistic Co., Ltd	10% ownership by Ms. Huang
(Ningbo Xinhe)
Ningbo Kunde Petrochemical Co, Ltd.	Mr. Tao’s mother was a 65% nominee shareholder
(Ningbo Kunde)	for Mr. Hu, a third party through September 2011
Ningbo Jiangdong Jihe Construction Materials	Controlled by Mr. Xue’s Brother-in-law
Store (Jiangdong Jihe)
Ningbo Wanze Chemical Co., Ltd	Mr. Tao’s sister-in-law is the legal representative
(Ningbo Wanze)
Ningbo Zhenhai Jinchi Petroleum Chemical	Controlled by Mr. Shou
Co., Ltd (Zhenhai Jinchi)

Related party transactions and amounts outstanding with the related parties as of and for the years ended December 31, 2012 and 2011, are summarized as follows. Transactions with Ningbo Kunde and Ningbo Kewei are through the date the related party relationship ceased at which time transactions with these parties are included in details of transactions with certain other parties (Note 23(b))

	Year ended December 31,
	2012	2011
	($’000)	($’000)

Sales of products (a)	$-	$92,772
Purchase of raw material (b)	$-	$7,151
Purchase of transportation services (c)	$2,813	$3,059
Credit line of guarantee provision for bank borrowings (d)	$49,499	$142,563
Loan guarantee fee (d)	$391	$1,300
Short-term financing from related parties (e)	$-	$13,303
Short-term financing to related parties (e)	$-	$13,188

	As of December 31,
	2012	2011
	($’000)	($’000)

Amount due from related parties (f)	$40	$39
Amount due to related parties (g)	$477	$621

(a)
The Group sold finished products of approximately $92.7 million to Ningbo Kunde during  the year ended December 31, 2011. Sales to Zhenhai Jinchi for the year ended December 31, 2012 and 2011 were nil and less than $0.1 million, respectively.

(b)	The Group purchased raw materials of approximately $7.2 million from Ningbo Kunde during the year ended December 31, 2011.

(c)
The Group purchased transportation services of approximately $2.8 million and $3.0 million from Ningbo Xinhe during each of  the years ended December 31, 2012 and 2011, and amounts owed to Ningbo Xinhe as of December 31, 2012 and 2011 in respect of these purchase transactions was approximately $0.5 million and $0.6 million, respectively.

(d)	Guarantees for Bank Loans

	Guarantee provided during the year ended December 31		Bank loans Guaranteed as of December 31
	2012	2011	2012	2011
	($’000)	($’000)	($’000)	($’000)
Mr. Tao	$-	$12,397	$-	$34,628
Jicun Wang and Sumei Chen	$49,499	$30,992	$13,054	$1,984
Ningbo Kewei	$-	$34,091	$-	$29,700
Ningbo Pacific	$-	$65,083	$25,426	$27,918
Ningbo Hengfa	$-	$-	$-	$14,796
Shangdong Tengda	$-	$-	$-	$944

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. In the year ended December 31, 2012, loan guarantee fees were approximately $0.1 million and $0.3 million for Ningbo Hengfa and Ningbo Pacific, respectively. In 2011, loan guarantee fees were approximately $0.3 million, $0.6 million and $0.4 million for Ningbo Hengfa, Ningbo Pacific and Ningbo Kewei, respectively.

(e)	Short-term financing transactions with related parties

	Year ended December 31
	2012			2011
	From (i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)
	($’000)	($’000)	($’000)	($’000)	($’000)	($’000)

Shandong Tengda	$-	$	$-	$-	$-	$-
Ningbo Kewei	-	-	-	5,424	(5,424)	-
Ningbo Kunde	-	-	-	5,424	(5,424)	-
Jiangdong Jihe	-	-	-	2,456	(2,341)	-

	$-	$-	$-	$13,303	$(13,188)	$-

(i) Transactions during the year are translated at average exchange rates.
(ii) Balances at year end are translated at the balance sheet exchange rate.

(f)	Amounts due from related parties consist of amounts due from Mr. Tao for advances made for business expenses. These amounts are unsecured, interest free and due on demand.

(g)	At December 31, 2012 and 2011, amounts due to related parties consist of balances due to Ningbo Xinhe for services.

(B) Relationships and transactions with certain other parties

The Group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd	Former 12.75% nominee shareholder of Ningbo
(Ningbo Litong)	Keyuan
Ningbo Jiangdong Haikai Construction	Controlled by cousin of Mr. Weifeng Xue,
Materials Store (Jiangdong Haikai)	former Vice President of Accounting
Ningbo Jiangdong Deze Chemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue,
(Jiangdong Deze)	former Vice President of Accounting
Ningbo Anqi Petrochemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue,
(Ningbo Anqi)	former Vice President of Accounting
Ningbo Kewei Investment Co., Ltd.	A related party through September 2011
(Ningbo Kewei)	when control transferred
Ningbo Kunde Petrochemical Co, Ltd.	A related party through September 2011
(Ningbo Kunde)	when control transferred

Transactions and amounts outstanding with these parties for the years ended December 31, 2012 and 2011 are summarized as follows:

	Year ended December 31,
	2012	2011
	($’000)	($’000)

Sales of products (h)	$146,761	$29,637
Purchase of raw materials (i)	$41,312	$20,254
Credit line of guarantee for bank borrowings (j)	$365,184	$81,137
Loan guarantee fees (j)	$1,411	$1,243
Short-term financing from these parties (k)	$-	$49,874
Short-term financing to these parties (k)	$-	$47,608
Amounts due to these parties (l)	$-	$2,741
Amounts due from these parties (m)	$28,028	$-
Advances from these parties for sales (n)	$-	$130

(h)
The Group sold finished products of approximately $45.4 million and $7.4 million to Ningbo Litong for the years ended December 31, 2012 and 2011, respectively. The Group sold finished products of approximately $98.2 million and $22.2 million to Ningbo Kunde for the years ended December 31, 2012 and 2011, respectively. The Group sold finished products of approximately $3.1 million to Ningbo Kewei for the year ended December 31, 2012, respectively.

(i)
The Group purchased raw materials of approximately $26.0 million and $11.6 from Ningbo Litong and Kunde, respectively, during the year ended December 31, 2012. During the year ended December 31, 2011, the Group purchased raw materials of approximately $20.3 million from Ningbo Litong. Amounts payable to Litong were nil and approximately $ 2.7 million as of December 31, 2012 and 2011, respectively. The Group purchased raw materials of approximately $3.7 million from Ningbo Kewei during the year ended December 31, 2012.

(j)	Guarantees for Bank Loans

	Guarantee provided		Bank Loans Guaranteed
	during the year ended December 31,		as of December 31,
	2012	2011	2012	2011
	($’000)	($’000)	($’000)	($’000)

Ningbo Litong	$103,805	$81,137	$30,710	$61,632
Ningbo Kewei	261,379	-	122,651	-

Beginning in January 2011,  loan guarantee fees of approximately 0.3% of the loan principal guaranteed after January 2011 are to be paid quarterly. Guarantee fees paid to Litong and Kewei were approximately $0.7 million each for the year ended December 31, 2012. Guarantee fees paid to Litong and Kewei were approximately $1.0 million and $0.2 million for the year ended December 31, 2011.

(k)	Short-term financing transactions

Historically the Group and these parties have provided each other with short-term financing, typically in the form of cash, bills receivable and bills payable.

Short-term financing with these parties is as follows:

	Year ended December 31
	2012			2011
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)
	($’000)	($’000)	($’000)	($’000)	($’000)	($’000)

Ningbo Litong	$-	$-	$-	$36,366	$(34,100)	$-
Jiangdong Haikai	-	-	-	-	-	-
Jiangdong Deze	-	-	-	2,634	(2,634)	-
Ningbo Anqi	-	-	-	10,874	(10,874)	-

	$-	$-	$-	$49,874	$(47,608)	$-

(i) Transactions during the year are translated at average exchange rates.
(ii) Balances at year end are translated at the balance sheet exchange rate.

(l)	Amounts due to certain other parties were nil at December 31, 2012 and $2.7 million due to Litong at December 31, 2011.

(m)	At December 31, 2012, amounts due from certain other parties consist of amounts due from Litong, Kunde and Kewei of $15.3 million, $3.7 million, and $9 million, respectively.

(n)	Advances from certain other parties for sales is nil at December 31, 2012 and $0.1 million from Kunde at December 31, 2011.

24   Consolidated Segment Data

Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a)  Petrochemicals Segment: Manufacturing and sale of mixed light aromatics, mixed heavy aromatics, fine propylene, propane, butane, liquefied petroleum gas (LPG), methyl tert-butyl ether, styrene, etc.

(b) Rubber Segment: Manufacturing and sale of various  rubber products.

Prior to 2012, the Company had one operating segment, the Petrochemicals Segment. The segment information in the following tables reflects the establishment of the Rubber Segment in 2012.

	Year ended December 31, 2012
	Petrochemicals	Rubber	Total
	($'000)	($'000)	($'000)
Revenue	679,636	70,992	750,628
Income from operations	9,501	5,966	15,467
Interest income	5,938	2	5,940
Interest expense	25,065	-	25,065
Depreciation expense	9,307	2,620	11,927
Amortization expense	559	-	559
Income tax (benefit) expense	(295)	1,089	794
Additions to property, plant and Equipment	15,417	39,000	54,417
Deferred tax assets	2,758	43	2,801
Total assets	577,202	89,672	666,874

25   Keyuan Petrochemicals, Inc. (Parent Company)

Relevant PRC statutory laws and regulation permit payments of dividends by the Company’s subsidiaries in the PRC only out of their retained earnings, if any, as determined in accordance with the PRC accounting standards and regulations.

Under the Law of the PRC on Enterprises with Wholly Owned Foreign Investment, the Company’s subsidiaries in the PRC are required to allocate at least 10% of their after tax profits, after making good their accumulated losses as reported in their PRC statutory financial statements, to the general reserve fund and have the right to discontinue allocations to the general reserve fund if the balance of such reserve has reached 50% of their registered capital. These statutory reserves are not available for distribution to the shareholders (except in liquidation) and may not be transferred in the form of loans, advances, or cash dividends.

As of December 31, 2012, approximately $4.1 million (2011:$3.7 million) was appropriated from retained earnings and set aside for the statutory reserve by the Company’s subsidiaries in the PRC.

As a result of these PRC laws and regulations, the Company’s subsidiaries in the PRC are restricted in their ability to transfer a portion of their net assets,  either in the form of dividends, loans or advances, and consisting of paid-in capital and statutory reserves amounting to approximately $60.1 million as of December 31, 2012 (2011: $57.1 million).

The following presents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheets:

	As of	As of
	December 31,	December 31,
	2012	2011
	($’000)	($’000)
Cash	$5	$5
Other current assets	21	393
Investment in subsidiaries	41,774	41,774
Total assets	41,800	42,172

Accounts payable	272	672
Accrued expenses and other payables	3,814	2,671
Inter-company liabilities	9,872	8,930
Dividends payable	2,382	2,382
Series B convertible preferred stock	16,452	16,452
Total stockholders' equity	9,008	11,065
Total liabilities and stockholders' equity	$41,800	$42,172

Consolidated Statements Of operations:

	Year ended	Year ended
	December 31,	December 31,
	2012	2011
	($’000)	($’000)
General and administrative expenses	$3,512	$9,758
Interest expenses	-	4
Net loss	$3,512	$9,762

Condensed Statements of Cash Flows:
	Year ended	Year ended
	December 31,	December 31,
	2012	2011
	($’000)	($’000)
Cash flows from operating activities
Net Loss	$(3,512)	$(9,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,590	2,063
Liquidated damages	-	2.493
Decrease in other assets	372	(390)
Increase in accounts payable, accrued expenses and other payables	608	617

Net cash used in operating activities	(942)	(4,979)

Cash flows from financing activities
Advance from inter-group company	942	7,177
Dividend paid to stockholders	-	(2,586)

Net cash provided by financing activities	942	4,591

Net decrease in cash	-	(388)

Cash at beginning of year	5	393
Cash at end of year	$5	$5

26   SUBSEQUENT EVENTS

On September 17, 2012, the Board of Directors authorized the repurchase of $2 million of the Company’s common stock for up to $1.50 per share.  On December 31, 2012, the Company engaged TriPoint Global Equities LLC (“TriPoint Global”) as its agent to design and execute the stock repurchase program. Through March 31, 2013, the Company has purchased 117,554 shares of common stock for approximately $0.134 million through the stock repurchase program. On April 17, 2013, the stock repurchase program was suspended.

On April 22, 2013, Series A warrants and Series B warrants to purchase 661,562 and 661,562 shares of common stock, respectively, expired.

On May 18, 2013, Series A warrants and Series B warrants to purchase 87,142, and 87,142 shares of common stock, respectively, expired.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

1.
During the preparation of our Annual Report on Form 10-K for the year ending December 31, 2010, our independent registered accounting firm, KPMG, raised certain issues, primarily relating to unexplained issues regarding certain cash transactions and recorded sales. On March 31, 2011, our Audit Committee elected to commence an Investigation of the issues raised and engaged the services of an Investigation Team. On May 24, 2011, KPMG resigned as the Company’s auditors while the Investigation was being carried out and before the results of such Investigation had been formulated or concluded. From January 17, 2011 when KPMG was engaged, through KPMG's resignation on May 24, 2011, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG would have caused KPMG to make reference to the subject matter of the disagreements in connection with its reports.

2.
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

As a result of the findings of the Audit Committee and its review of our controls and procedures, management concluded that the Company had material weaknesses. A material   weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected.

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2012, management has determined that our internal control environment is still not properly designed and did not operate effectively to ensure that the Company’s financial statements (and related financial statement disclosures) were prepared in accordance with US generally accepted accounting principles (US GAAP).  As a result we continue to have material weaknesses in our controls and procedures.

Some specific weaknesses in our control environment included:

1)           Lack of sufficient knowledge of U.S. GAAP reporting by our existing accounting staff;

2)           Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system;

3)           Lack of a sufficient number of personnel appropriately qualified to perform control monitoring activities;

4)           Lack of internal control consciousness and awareness by individuals responsible for certain key control activities, including lack of sufficient documentation of our existing financial processes, risk assessment and internal controls;

5)           Inadequate training and training programs; and

6)           Lack of necessary senior management oversight and monitoring of the accounting functions of the organization, and because the Company completed a reverse merger in April 2010, senior management lacks the background, skills and experience to meet the reporting requirements of a US listed company.

Although we have previously taken steps to remediate these material weaknesses, such as  restructuring of our accounting department and streamlining its roles; terminating our former Vice President of Accounting/PRC CFO, Mr. Xue, and hiring a new Vice President of Accounting/PRC CFO, Mr. Zhang; hiring a bilingual director, Mr. Yuxin Xiang to facilitate Board oversight and augment our current independent directors; and cessation of the use of off balance sheet accounts; in the past fiscal year, we have experienced a large amount of turnover in our accounting department and our current staff is relatively new and inexperienced, and thus unfamiliar with the Company, as well as U.S. GAAP reporting.  In order to meet the rigorous demands of being a U.S. listed company and remediate the weaknesses that have been identified, we believe that will need to implement the following additional measures:

a)           Implement regular training programs with regard to internal controls, compliance requirements and corporate governance;

b)           Identify outside directors with greater U.S. public company experience and increase board oversight;

c)           Hire additional accounting personal, including but not limited to an experienced controller;

d)          Hire a permanent CFO with the appropriate skills and experience, and background in US GAAP and SEC reporting;

e)          Implement policies and procedures to provide for the rigorous monitoring and oversight of the control environment, including the CEO’s role therein;  monitoring of the organizational structure, implement a robust internal audit program;

f)           Further review  the responsibilities of senior management including evaluation of the duties and responsibilities of our CEO;

g)          Implement  procedures for the identification, documentation, Board approval and appropriate disclosure of potential related party transactions;

h)          Implement policies and procedures to ensure that all non-routine transactions are identified in a timely manner, such that all such transactions are approved by the Board and that systems and processes are developed to accumulate appropriate documentation supporting the transactions and to accumulate all information required for disclosure in our financial statements;

i)            Develop policies to ensure that all identified contingencies are evaluated completely and in a timely manner; to provide for a continuous and robust risk assessment process, including evaluation of legal and regulatory considerations related to business activities;

j)           Implement policies and procedures related to construction-in-process, including formalized budget monitoring, timely and accelerated receipt of invoices from vendors to reduce both the risks inherent in the estimation of deductible input VAT and the risks associated with the estimation of accounts payable, approval of contract change orders and updating of contract schedules for contract cancellations, and more robust documentation of goods and services received;

k)           Implement policies and procedures to ensure that consolidated financial statements are properly recorded and reviewed by accounting personnel in accordance with US GAAP;

If we are able to successfully undertake the remediation measures outlined above, and  if such measures are effectively implemented and maintained, we believe that we will be able to remediate the material weaknesses discussed above.  However, due to the limited cash flow we are currently experiencing and the current lack of experience in public company governance by key personnel, we cannot assure when or if we will be able to successfully implement these remedial measures.

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

Set forth below is information regarding our current directors and executive officers:

Name	Age	Position
Chunfeng Tao	45	Chairman, President, Chief Executive Officer and Secretary
Fan Zhang	35	Vice President of Accounting & Acting Chief Financial Officer
Yuxin Xiang	40	Independent Director
Dishen Shen	74	Independent Director
Xin Yue	48	Director

Mr. Chunfeng Tao, Chairman, President and Chief Executive Officer.    Mr. Tao has been a member of our Board of Directors and the CEO of the Company since April 22, 2010. Mr. Tao has over 20 years’ extensive experience in the petrochemical industry. Between 2008 to 2010,  he served as President of Ningbo Plastics. Between 2005 and 2008, he served as President of Ningbo Hebang Chemical Co., a company with annual revenue of RMB 10 billion which he managed and built to an annual production capacity of 250,000 MT for aromatic and heavy oil cracking products. Between 2002 and 2005, Mr. Tao served as Executive Vice President of Ningbo Daxie Liwan Petrochemicals Co., a company with annual revenue of RMB 6 billion. Under his management, the company’s annual production was increased to 500,000 MT of high grade asphalt. Between 1989 and 2002, Mr. Tao served in various senior management and technical positions at Sinopec Zhenhai Refining & Chemical Co., the largest base for crude oil processing and sour crude oil processing in China, and won over 30 technological innovations, management awards and distinction during his service period.

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

Mr.Yuxin Xiang, Director. Mr. Yuxin Xiang has been a member of our Board of Directors since September 6, 2012. Mr. Xiang serves as the President of CNX Consulting Inc. which provides financial reporting, asset management and capital transactions services to North American companies, as well as a director and Audit Committee member of five companies listed on the Toronto Stock Exchange (TSX) and TSX Venture Exchange (TSXV). Prior to joining CNX Consulting, Mr. Xiang served as the Chief Financial Officer of IND DairyTech Limited and GobiMin Inc, both listed on TSXV. Mr. Xiang also worked in corporate finance management for several TSX listed companies, including COM DEV International Ltd., ATS Automation Tooling Systems Inc. and CFM Corporation. He holds a Bachelor of Arts Degree from Huazhong University of Science & Technology in China, and a Masters of Business Administration from York University in Canada. Mr. Xiang is a Certified Management Accountant (Ontario) and a Certified Public Accountant (Delaware).

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

Mr. Shifa Wang, Vice President & Chief Engineer.   With 30 years’ management experience in petrochemical technology and manufacturing, and specialty in oil refining and catalytic cracking, Mr. Wang has been responsible for technology, and research and development of the Company since 2009. In December , 2012, Mr. Wang was appointed as the new General Manager of Ningbo Keyuan replacing Dr. Ma, responsible for daily operation and management and efficiency improvement of Ningbo Keyuan. Between 2007 and 2009, Mr. Wang served as General Manager at Guangdong Yingchang Heavy Road Asphalt Co., Ltd, responsible for managing and overseeing the overall business operations of the company. Between 1981 and 2002, he served as the Chief Engineer at Sinopec Anqing Refinery Co., Ltd., responsible for technology development and research and development. Between 2003 and 2006, he was the Head of Operations for Phase II production line expansion, including construction of 500,000 MT heavy oil catalytic cracking facility, 150,000 MT gas fractionation facility, 10,000 MT sulphur recovery facility and 30,000 MT polypropylene facility, at Guangdong Tianyi Group Co., Ltd.  Mr. Wang received his Bachelor of Science from Chemical Engineering Department of China Petroleum University and Master of Art in Enterprise Management from Qinghua University.

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

Board Independence and Committees

Since our stock start started trading on Nasdaq in September 2010, we were required to comply with the director independence requirements of the Nasdaq rules.  Since that time, , in determining whether our directors are independent, we have complied and plan to continue to comply with the Nasdaq rules although our common stock is currently trading on Pink Sheets.  The Board of Directors will also consult with counsel to ensure that the Boards of Director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of Audit Committee members.  The Nasdaq  listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  Our two directors, Mr. Shen and Mr. Xiang are “independent” as that term is defined by Nasdaq Rule 4200(a)(15). We are planning to add additional one or two bilingual Chinese-speaking independent directors to facilitate the Board oversight and augment the efforts of the current independent directors.

Audit Committee and Financial Expert

Our Audit Committee consists of Mr. Yuxin Xiang and Mr. Dishen Shen, each of whom is independent. The Audit Committee assists the Board of Directors oversight of (i) the integrity of the our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor, and prepares the report that the Securities and Exchange Commission requires to be included in our annual proxy statement. The Audit Committee operates under a written charter. Mr. Xiang is the Chairman of our Audit Committee.

The Board of Directors determined that Mr. Xiang possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Each of Mr. Yuxin Xiang and Mr. Dishen Shen are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Xiang is the Chairman of Compensation Committee.

Nominating Committee and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Mr. Yuxin Xiang and Mr. Dishen Shen are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter.

ITEM 11.        EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table of Named Executive Officers

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2012, 2011 and 2010 to each of the following named executive officers. The total amount was $133,755 in 2012, $361,519 in 2011, $462,138 in 2010 respectively.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chunfeng Tao (President, Chief Executive)	2012	57,132						57,132
	2011	28,116	90,772					118,888
	2010	27,836	53,174	55,788				136,825

Aichun Li(2) (Former Chief Financial Officer)	2012							Nil
	2011	125,000						125,000
	2010	97,581		42,771				140,352

Fan Zhang (3) (Acting Chief Financial Officer)	2012	28,566	4,414					32,980
	2011	14,079	13,822					27,902

Jingtao Ma (1) (Vice President)	2012	28,566	15,077					43,643
	2011	25,435	48,555					73,990
	2010	23,602	27,982	42,771				94,355

Weifeng Xue(1) (Former VP of Accounting)	2012							Nil
	2011	15,739						15,739
	2010	23,843	27,711	39,052				90,606

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

On May 1, 2007, Ningbo Keyuan entered into a non-fixed term employment agreement with Mr. Chunfeng Tao, pursuant to which, Ningbo Keyuan hired Mr. Tao as its general manager effective May 1, 2007. The compensation in connection with this employment shall be commensurate with Mr. Tao’s duties and responsibility as the general manager and is subject to mutual agreement between Mr. Tao and Ningbo Keyuan.  On May 10, 2007, Keyaun Plastics entered into a similar employment agreement with Dr. Jingtao Ma to hire Dr. Ma as its vice executive general manager, effective May 10, 2007. On the same day, Keyuan Plastics entered into a similar employment agreement with Mr. Weifeng Xue to hire Mr. Xue as its vice general manager.  On February 2, 2009, Keyaun Plastics entered into another similar agreement with Mr. Mingliang Liu to hire him as vice general manager. On October 21, 2009, Mr. Shifa Wang was hired by Ningbo Keyuan as a vice technical general manager and chief engineer and a similar employment agreement was signed between Ningbo Keyuan and Mr. Wang.

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

On May 23, 2011, Ningbo Keyuan Plastics entered into an open-term employment agreement with Mr. Fan Zhang as its PRC Chief Financial Officer. The agreement was effective as of May 23, 2011. On August 20, 2011, Mr. Fan Zhang was appointed as Vice President of Accounting by the Board of Directors to replace Mr. Weifeng Xue, and  Mr. Zhang assumed the responsibilities of our Acting Chief Financial Officer after Ms. Li’s resignation as our Chief Financial Officer.

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings.. The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2012, to each of the following named directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Yuxin Xiang	8,000						8,000
Dishen Shen	20,460						20,460
Xin Yue	0						0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 10, 2012 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of April 13, 2013, we had 57,646,160 shares of Common Stock issued and outstanding, and 5,333,340  shares of Series B Preferred Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 13, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 13, 2013 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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

Name of Beneficial Owner	Amount (Number of Shares)		Percentage of Outstanding Shares of Common Stock(5)(6)
Delight Reward Limited(1)	47,6558,000	(2)	82.50%
Chunfeng Tao(3)	32,750,341		56.81%
Dragon State International Limited	5,085,185	(4)	8.82%
Peijun Chen	9,802,965	(7)	17.01%

(1)   Delight Reward Limited is owned by Apex Smart Limited (68.864%), , Chance Brilliant Holdings Limited (20.5694%), Harvest Point Limited (5.3896%) and Strategic Synergy Limited (5.1755%). Mr. Chunfeng Tao is the controlling person of Apex Smart Limited.   Mr. Peijun Chen is the controlling person of Chance Brilliant Holdings Limited .Ms. Muxin Duan is the controlling person of Harvest Point Limited. Mr. Brian Pak Lun Mok is the controlling person of Strategic Synergy Limited (subject to the Slow Walk Agreement described in the discussion below).

(2)   In connection with the Share Exchange, Delight Reward received 47,658 shares of Series M Preferred Stock that converted into 47,658,000 shares of Common Stock on December 28, 2010. On October 23, 2012, Delight Reward repurchased 105 shares of Delight Reward shares from Happyvale Limited in a consideration of 100,000 shares of Common Stock of the Company, resulting its holding of 47,558,000 shares of common stock of the Company.

(3)   Pursuant to a share transfer agreement, Mr. Chunfeng Tao, our Chairman, Chief Executive Officer and President exercised his Slow Walk Options after  certain performance targets were met, to purchase from Mr. Brian Pak-Lun Mok, 100% of Apex Smart Limited’s equity, which entitled Mr. Tao to own 45.6132% of the equity of Delight Reward Limited. Accordingly, upon exercise of such option, which is currently being processed, Mr. Tao will indirectly (through his 45.6132% ownership of Delight Reward Limited) owned and controled 21,738,338 shares of our Common Stock. On March 25, 2013, Best Castle Investments Limited transferred 11,626 shares of Delight Reward Limited to Apex Smart Limited, increasing Apex Smart Limited’s ownership of Delight Reward Limited from 45.6132% to 68.864%. Delight Reward Limited holds 47,558,000 shares of common stock of Keyuan Petrochemicals, Inc.. As a result of this transfer, Mr. Chunfeng Tao, through his 100% ownership of Apex Smart Limited, owns and controls 32,750,341 shares of our common stock.

(4)   In connection with the September 2010 Private Placement, Dragon State International Limited owns 5,333,340 shares of Series B Preferred Stock.  However, pursuant to the relative rights and preferences of the Series B preferred stock, the numbers of common stock to be issued upon conversion of the Series B preferred stock cannot  exceed 9.99% of the then issued and outstanding shares of common stock outstanding at such time. Given as of January 12, 2010, there are 57,577,840 shares of common stock outstanding giving effect that 47,658 of Series M preferred stock has converted into 47,658,000 shares of common stock.

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

(6) On December 28, 2010, Keyuan Petrochemicals, Inc (the “Company”) exercised its mandatory conversion rights under the terms of the Series M Preferred Stock to convert all of outstanding shares of its Series M Preferred Stock into a total of 47,658,000 shares of Common Stock, $0.001 par value per share. As a result, following the conversion, all 47,658 shares of Series M preferred stock that had been outstanding will be cancelled and will be automatically converted, without any delivery of conversion notice required on the part of the holders of Series M Preferred Stock. As of the date hereof, the Company has 57,646,160 shares of Common Stock outstanding.

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

We have not entered into any transaction during the last two fiscal years with any director, executive officer, director nominee, 5% or more shareholder, nor have we entered into transaction with any member of the immediate families of the foregoing person (including spouse, parents, children, siblings, and in-laws) or is any such transaction proposed, except as follows:

(A) Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder
Mr. Jicun Wang	Principal stockholder
Mr. Peijun Chen	Principal stockholder
Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang
Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan
Mr. Weifeng Xue	Vice President of Accounting, Ningbo Keyuan
through August 2011
Mr. Hengfeng Shou	Former Vice President of Sales, Ningbo Keyuan
Petrochemical though November 2011
Ningbo Kewei Investment Co., Ltd.	A company controlled by Mr. Chunfeng Tao
(Ningbo Kewei)
Ningbo Pacific Ocean Shipping Co., Ltd	100% ownership by Mr. Jicun Wang
(Ningbo Pacific)
Ningbo Hengfa Metal Product Co., Ltd	100% ownership by Mr. Peijun Chen
(Ningbo Hengfa, former name "Ningbo Tenglong")
Shandong Tengda Stainless Steel Co., Ltd	100% ownership by Mr. Peijun Chen
(Shandong Tengda)
Ningbo Xinhe Logistic Co., Ltd
(Ningbo Xinhe)	10% ownership by Ms. Yushui Huang
Ningbo Kunde Petrochemical Co, Ltd.	Mr. Tao’s mother was a 65% nominee
(Ningbo Kunde)	shareholder for Mr. Hu, a third party through September 2011

Ningbo Jiangdong Jihe Construction Materials	Controlled by Mr. Xue’s Brother-in-law
Store (Jiangdong Jihe)
Ningbo Wanze Chemical Co., Ltd	Mr. Tao’s sister-in-law is the legal representative
(Ningbo Wanze)
Ningbo Zhenhai Jinchi Petroleum Chemical	Controlled by Mr. Shou
Co., Ltd (Zhenhai Jinchi)

Related party transactions and amounts outstanding with the related parties as of and for the years ended December 31, 2012 and 2011, are summarized as follows; Transactions with Ningbo Kunde and Ningbo Kewei are through the date the related party relationship ceased at which time transactions with these parties are included in details of transactions with certain other parties (Note (b))

	Year ended December 31,
	2012	2011
	($’000)	($’000)

Sales of products (a)	$-	$92,772
Purchase of raw material (b)	$-	$7,151
Purchase of transportation services (c)	$2,813	$3,059
Credit line of guarantee provision for bank borrowings (d)	$49,499	$142,563
Loan guarantee fee (d)	$391	$1,300
Short-term financing from related parties (e)	$-	$13,303
Short-term financing to related parties (e)	$-	$13,188

	As of December 31,
	2012	2011
	($’000)	($’000)
Amount due from related parties (f)	$40	$39
Amount due to related parties (g)	$477	$621

(a)
The Group sold finished products of approximately $92.7 million to Ningbo Kunde during  the year ended December 31, 2011. Sales to Zhenhai Jinchi for the year ended December 31, 2012 and 2011 were nil and less than $0.1 million, respectively.

(b)	The Group purchased raw materials of approximately $7.2 million from Ningbo Kunde during the year ended December 31, 2011.

(c)
The Group purchased transportation services of approximately $2.8 million and $3.0 million from Ningbo Xinhe during each of  the years ended December 31, 2012 and 2011, and amounts owed to Ningbo Xinhe as of December 31, 2012 and 2011 in respect of these purchase transactions was approximately $0.5 million and $0.6 million, respectively.

(d)	Guarantees for Bank Loans

	Guarantee provided during		Bank Loans Guaranteed
	the year ended December 31		as of December 31
	2012	2011	2012	2011
	($’000)	($’000)	($’000)	($’000)
Mr. Tao	$-	$12,397	$-	$34,628
Jicun Wang and Sumei Chen	$49,499	$30,992	$13,054	$1,984
Ningbo Kewei	$-	$34,091	$-	$29,700
Ningbo Pacific	$-	$65,083	$25,426	$27,918
Ningbo Hengfa	$-	$-	$-	$14,796
Shangdong Tengda	$-	$-	$-	$944

Beginning in 2011, Loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. In the year ended December 31, 2012, loan guarantee fees were approximately $0.1 million and $0.3 million for Ningbo Hengfa and Ningbo Pacific, respectively. In 2011, loan guarantee fees were approximately $0.3 million, $0.6 million and $0.4 million for Ningbo Hengfa, Ningbo Pacific and Ningbo Kewei, respectively.

(e)	Short-term financing transactions with related parties

	Year Ended December 31
	2012			2011
	From (i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)
	($’000)	($’000)	($’000)	($’000)	($’000)	($’000)
Shandong Tengda	$-	$-	$-	$-	$-	$-
Ningbo Kewei	-	-	-	5,424	(5,424)	-
Ningbo Kunde	-	-	-	5,424	(5,424)	-
Jiangdong Jihe	-	-	-	2,456	(2,341)	-

	$-	$-	$-	$13,303	$(13,188)	$-

(i) Transactions during the year are translated at average exchange rates.
(ii) Balances at year end are translated at the balance sheet exchange rate.

(f)	Amounts due from related parties consist of amounts due from Mr. Tao for advances made for business expenses. These amounts are unsecured, interest free and due on demand.

(g)	At December 31,2012 and 2011, amounts due to related parties consist of balances due to Ningbo Xinhe for services.

(B) Relationships and transactions with certain other parties

The group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd	Former 12.75% nominee shareholder of Ningbo
(Ningbo Litong)	Keyuan through September 2011
Ningbo Jiangdong Haikai Construction	Controlled by cousin of Mr. Weifeng Xue,
Materials Store (Jiangdong Haikai)	former Vice President of Accounting
Ningbo Jiangdong Deze Chemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue,
(Jiangdong Deze)	former Vice President of Accounting
Ningbo Anqi Petrochemical Co., Ltd	Controlled by cousin of Mr. Weifeng Xue,
(Ningbo Anqi)	former Vice President of Accounting
Ningbo Kewei Investment Co., Ltd.	A related party through September 2011
(Ningbo Kewei)	when control transferred
Ningbo Kunde Petrochemical Co, Ltd.	A related party through September 2011
(Ningbo Kunde)	when control transferred

Transactions and amounts outstanding with these parties for the years ended December 31, 2012 and 2011 are summarized as follows:

	Year ended December 31,
	2012	2011
	($’000)	($’000)

Sales of products (h)	$146,761	$29,637
Purchase of raw material (i)	$41,312	$20,254
Credit line of guarantee for bank borrowings (j)	$365,184	$81,137
Loan guarantee fees (j)	$1,411	$1,243
Short-term financing from these parties (k)	$-	$49,874
Short-term financing to these parties (k)	$-	$47,608
Amounts due to these parties (l)	$-	$2,741
Amounts due from these parties (m)	$28,028	$-
Advances from these parties for sales (n)	$-	$130

(h)
The Group sold finished products of approximately $46.6 million and $7.4 million to Ningbo Litong for the years ended December 31, 2012 and 2011, respectively. The Group sold finished products of approximately $98.4 million and $22.2 million to Ningbo Kunde for the year ended December 31, 2012 and 2011.The Group sold finished products for approximately $3.1 million to Ningbo Kewei for the year ended December 31, 2012, respectively.

(i)
The Group purchased raw materials of approximately $26.0 million and $11.6 from Ningbo Litong and Kunde during the year ended December 31, 2012. During the year ended December 31, 2011, the Group purchased raw materials of approximately $20.3 million from Ningbo Litong. Amounts payable to Litong were nil and approximately $ 2.7 million as of December 31, 2012 and 2011, respectively. The Group purchased raw materials of approximately $3.7 million from Ningbo Kewei during the year ended December 31, 2012.

(j)	Guarantees for Bank Loans

	Guarantee provided		Bank Loans Guaranteed
	during the year ended December 31,		as of December 31,
	2012	2011	2012	2011

Ningbo Litong	$103,805	$81,137	$30,710	$61,632
Ningbo Kewei	$261,379	$-	$122,651	$-

Beginning in January 2011,  loan guarantee fees of approximately 0.3% of the loan principal guaranteed after January 2011 are to be paid quarterly. Guarantee fees paid to Litong and Kewei (as a certain other party) were approximately $0.7 million for the year ended December 31, 2012. Guarantee fees paid to Litong and Kewei were approximately $1.0 million and $0.2 million for the year ended December 31,2011, respectively.

(k)	Short-term financing transactions

Historically the Group and these parties have provided each other with short-term financing, typically in the form of cash, bills receivable and bills payable.

Short-term financing with these parties is as follows:

	Year Ended December 31
	2012			2011
	From(i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)
	($’000)	($’000)	($’000)	($’000)	($’000)	($’000)

Ningbo Litong	$-	$-	$-	$36,366	$(34,100)	$-
Jiangdong Haikai	-	-	-	-	-	-
Jiangdong Deze	-	-	-	2,634	(2,634)	-
Ningbo Anqi	-	-	-	10,874	(10,874)	-

	$-	$-	$-	$49,874	$(47,608)	$-

(i) Transactions during the year are translated at average exchange rates.
(ii) Balances at year end are translated at the balance sheet exchange rate.

(l)	Amounts due to certain other parties were nil at December 31, 2012 and $2.7 million due to Litong at December 31, 2011.

(m)	At December 31, 2012 ,amounts due from certain other parties consist of amounts due from Litong, Kunde and Kewei of $15.3 million, $3.7 million, and $9 million, respectively.

(n)	Advances from certain other parties for sales is nil at December 31, 2012 and advance $0.1 million from Kunde at December 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to the Company by GHP Horwath for the years ended December 31, 2012 and 2011 were as follows:

Services Provided	2012	2011
Audit Fees	$362,000	$316,000
Audit Related Fees	Nil	23,200
Tax Fees	Nil	15,000
All Other Fees	Nil	Nil
Total	362,000	$354,200

Audit Fees.  The aggregate fees billed for the years ended December 31, 2012 and 2011 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.  The aggregate fees billed for the years ended December 31, 2012 and 2011 were for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees.  The aggregate fees billed for the years ended December 31, 2012 and 2011 were for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  The aggregate fees billed for the years ended December 31, 2012 and 2011 were for services other than the services described above.

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
10.12
Employment Agreement by and between Chunfeng Tao and Keyuan Plastics Co., Ltd., dated May 1, 2007 (English translation) (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on April 28, 2010)

10.13
Confidentiality and Non-Compete Agreement by and between Chunfeng Tao and Keyuan Plastics Co., Ltd., dated May 1, 2007 (English translation) (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 8-K filed on April 28, 2010)

10.14
Employment Agreement by and between Jingtao Ma and Keyuan Plastics Co., Ltd.,, dated May 10,2007 (English translation) (incorporated by reference to Exhibit 10.14 of the Registrant’s Form S-1 filed on November 3, 2010).

10.15
Employment Agreement by and between Weifeng Xue and Keyuan Plastics Co., Ltd., dated May 10, 2007 (English translation) (incorporated by reference to Exhibit 10.15 of the Registrant’s Form S-1 filed on November 3, 2010).

10.16
Employment Agreement by and between Mingliang Liu and Keyuan Plastics Co., Ltd., dated February 2, 2009 (English translation) (incorporated by reference to Exhibit 10.16 of the Registrant’s Form S-1 filed on November 3, 2010).

10.17
Employment Agreement by and between Shifa Wang and Keyuan Plastics Co., Ltd., dated October 21,2009 (English translation) (incorporated by reference to Exhibit 10.17 of the Registrant’s Form S-1 filed on November 3, 2010)..

10.18
Confidentiality and Non-Compete Agreement by and between Shifa Wang and Keyuan Plastics Co., Ltd., dated October 21, 2009 (English translation) (incorporated by reference to Exhibit 10.18 of the Registrant’s Form S-1 filed on November 3, 2010).

10.19	Employment Agreement by and between Aichun Li and Silver Pearl Enterprises, Inc, dated May 7, 2010 (incorporated by reference to Exhibit 10.19 of the Registrant’s Form S-1 filed on November 3, 2010)..

10.20
Placement Agent Agreement by and between Tripoint Global Equities, LLC., and Keyuan Plastics Co., Ltd., dated March 18, 2009 (incorporated by reference to Exhibit 10.20 of the Registrant’s Form S-1 filed on November 3, 2010).

10.21	Independent Director Agreement of Gerry Goldberg, dated July 1, 2010 (incorporated by reference to Exhibit 10.21 of the Registrant’s Form S-1 filed on November 3, 2010).
10.22	Independent Director Agreement of Michael Rosenberg, dated July 1, 2010(incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 filed on November 3, 2010).
10.23	Independent Director Agreement of Dishen Shen, dated July 1, 2010 (incorporated by reference to Exhibit 10.23 of the Registrant’s Form S-1 filed on November 3, 2010).
10.24
Amendment to Independent Director Agreement of Dishen Shen, dated September 30, 2011 Director Agreement of Yin Xue, dated July 1, 2010 (incorporated by reference to Exhibit 10.24 of the Registrant’s Form S-1 filed on November 3, 2010).

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

10.28
Land use right transfer agreement by and between Keyuan Petrochemicals, Inc and Ningbo Municipal Bureau of National Land and Resources, dated August 18, 2010(incorporated by reference to Exhibit 10.28 of the Registrant’s Form S-1 filed on November 3, 2010)

10.29
Confidentiality and Non-Compete Agreement by and between Jingtao Ma and Keyuan Plastics Co., Ltd., dated May 10, 2007 (English translation) (incorporated by reference to Exhibit 10.34 of the Registrant’s Form S-1 filed on November 3, 2010).

10.30
Confidentiality and Non-Compete Agreement by and between Weifeng Xue and Keyuan Plastics Co., Ltd., dated May 10, 2007 (English translation) (incorporated by reference to Exhibit 10.35 of the Registrant’s Form S-1 filed on November 3, 2010).

10.31
Confidentiality and Non-Compete Agreement by and between Mingliang Liu and Keyuan Plastics Co., Ltd., dated February 2, 2009 (English translation) (incorporated by reference to Exhibit 10.36 of the Registrant’s Form S-1 filed on November 3, 2010).

10.32
Form of Securities Purchase Agreement dated as of September 28, 2010 by and among the Company and the investors in September 2010 private placement (incorporated by reference as to the Exhibit 10.1 of the Registrant’s Form 8-K filed on September 30, 2010)

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
10.39
Employment Agreement dated as of May 23, 2011 by and among Ningbo Keyuan Plastics Co., Ltd and Fan Zhang (English Translation) (incorporated by references at to Exhibit 10.39 of the Registrant’s Form 10-K filed on April 13, 2012).

10.40	Translation copy of Right pledge contract by and between Ningbo Keyuan Plastics Co., Ltd and Agriculture bank of China co.ltd beilun economic zone branch dated November 29, 2012
10.41	Translation copy of Maximum Guarantee Agreement by and between Litong Petrochemical Co.ltd Ningbo and Bank of Shanghai,Ningbo branch dated November 28, 2012
10.42	Translation copy of pledge contract by and between Ningbo Keyuan Plastics Co., Ltd and China Merchants Bank,Ningbo branch dated December 19, 2012
10.43	Translation copy of right pledge contract by and between Ningbo Keyuan Plastics Co., Ltd and China Construction bank stock co.ltd Ningbo Beilun Branch dated November 15, 2012
10.44	Translation copy of Trust receipt loan contract by and between Ningbo Keyuan Plastics Co., Ltd and China Construction bank stock co.ltd Ningbo Beilun Branch dated November 15, 2012
10.45	Translation copy of General agreement on Maximum amount of Import and Export Financing by and between Ningbo Keyuan Plastics Co., Ltd and Bank of Ningbo co.ltd, Baizhang branch
10.46	Translation copy of Right pledge contract by and between Ningbo Keyuan Plastics Co., Ltd and Shanghai Pudong development Bank, Ningbo Ximen Branch dated December 21, 2012
10.47	Translation copy of The Maximum Mortgage contract of Rights to Maritime Space by and between Ningbo Keyuan Plastics Co., Ltd and Shanghai Pudong development Bank, Ningbo Ximen Branch
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

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

Signature	Title	Date

/s/ Chunfeng Tao	Chairman, President, Chief Executive Officer and Director	June 4, 2013
Chunfeng Tao

/s/Fan Zhang	Vice President of Accounting/ Acting Chief Financial Officer	June 4, 2013
Fan Zhang

/s/Yuxin Xiang	Director, Audit Committee Chairman and Compensation Committee Chairman	June 4, 2013
Yuxin Xiang

/s/ Dishen Shen	Director	June 4, 2013
Dishen Shen

/s/Xin Yue	Director	June 4, 2013
Xin Yue