Form 10-Q
period 2013-03-31
Keyuan Petrochemicals, Inc.
filed 2013-08-16
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of August 16, 2013, the Registrant has 57,646,160 shares of common stock outstanding and 5,333,340 shares of Series B Preferred Stock outstanding.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-Q (this “Form 10-Q”) to the “Company,” “Keyuan” “we,” “us” or “our” are references to the combined business of Keyuan Petrochemicals, Inc. and its consolidated subsidiaries.  References to “Sinotech Group” are references to our wholly-owned subsidiary, Sinotech Group Limited, previously known as Keyuan International Group Limited”; references to “Keyuan HK” are references to our wholly-owned subsidiary, Keyuan Group Limited; references to “Ningbo Keyuan” are references to our wholly-owned subsidiary, Ningbo Keyuan Plastics Co.,Ltd.; references to “Ningbo Keyuan Petrochemicals” are to our wholly-owned subsidiary, Ningbo Keyuan Petrochemicals Co., Ltd; references to “Keyuan Synthetic Rubbers” are references to our wholly-owned subsidiary, Ningbo Keyuan Synthetic Rubbers Co., Ltd.; references to ”Guangxi Keyuan” are references to our wholly-owned subsidiary, Guangxi Keyuan New Materials Co.,Ltd. References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

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

 PART I – FINANCIAL INFORMATION

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	Note	March 31, 2013	December 31, 2012
		(Unaudited)
ASSETS
Current assets:
Cash		$19,965	$23,378
Pledged bank deposits		253,169	201,252
Bills receivable		6,027	3,968
Accounts receivable		15,883	14,248
Inventories	3	57,264	48,634
Prepayments to suppliers		32,207	23,476
Consumption tax refund receivable	4	76,889	51,334
Amounts due from related parties	13	698	40
Other current assets	5	56,989	56,320
Deferred income tax assets	9	1,682	2,801
Total current assets		520,773	425,451

Property, plant and equipment, net		234,360	227,603
Intangible assets, net		863	880
Land use rights		10,655	10,708
VAT recoverable		2,425	2,232

Total assets		$769,076	$666,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank borrowings	6	$442,853	$295,146
Bills payable		114,484	102,650
Accounts payable		76,674	130,387
Advances from customers		20,773	24,405
Accrued expenses and other payables		24,930	26,833
Income tax payable	9	937	2,344
Dividends payable		2,382	2,382
Amounts due to related parties	13	-	479
Total liabilities, all current		683,033	584,626

Series B convertible preferred stock:
Par value:$0.001; Authorized: 8,000,000 shares; issued and outstanding: 5,333,340 shares, liquidation preference $20,250		16,452	16,452
Commitments and contingencies	8	-	-

Stockholders’ equity:
Common stock:
Par value: $0.001; Authorized: 100,000,000 shares Issued and outstanding: 57,464,160 shares as at March 31,2013 and December 31, 2012		58	58
Additional paid-in capital		51,000	50,653
Statutory reserve		4,072	4,071
Accumulated other comprehensive income		8,022	7,491
Retained earnings		6,439	3,523
Total stockholders’ equity		69,591	65,796

Total liabilities and stockholders’ equity		$769,076	$666,874

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in thousands, except share and per share data)

	Note	Three Months Ended March 31,
		2013	2012
Sales		$209,554	$183,325
Cost of sales		200,732	173,852
Gross profit		8,822	9,473

Selling expenses		167	253
General and administration expenses		2,970	2,610
Total operating expenses		3,137	2,863

Income from operations		5,685	6,610

Other income (expenses):
Interest income		751	939
Interest expense		(3,396)	(4,379)
Foreign exchange gain (loss), net		1,553	(178)
Other income (expenses), net		(380)	(8)
Total other income, net		1,472	3,626

Income before income taxes		4,213	2,984
Income tax expense	9	1,295	1,346
Net income attributable to Keyuan Petrochemicals Inc. stockholders		2,918	1,638
Dividends to Series B convertible preferred stockholders		-	-

Net income attributable to Keyuan Petrochemicals Inc. common stockholders		$2,918	$1,638

Net income attributable to Keyuan Petrochemicals Inc. stockholders		$2,918	$1,638

Other comprehensive income:
Foreign currency translation adjustment		531	577
Comprehensive income		$3,449	$2,215

Earnings per share:
Attributable to common stock:
-Basic	10	$0.05	$0.03
-Diluted		$0.05	$0.03

Weighted average number of shares of common stock used in calculation:
-Basic		57,646,160	57,646,160
-Diluted		62.979,500	62.979,500

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands, except share data)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,918	$1,638
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,117	2,817
Amortization	27	27
Land use rights amortization	113	113
Deferred income tax expense	1,133	-
Share-based compensation expense	380	406
Changes in operating assets and liabilities:
Bills receivable	(2,033)	1,321
Accounts receivable	(1,559)	2,246
Inventories	(8,339)	(15,946)
Prepayments to suppliers	(19,077)	(33,857)
Consumption tax refund receivable	(25,219)	(20,106)
Other current assets	9,967	(12,190)
Accounts payable	(24,152)	20,183
Advances (to) from customers	(3,757)	24,439
Income taxes payable	(1,417)	1,346
Accrued expenses and other payables	780	(2,456)
Net cash used in operating activities	(67,118)	(30,019)

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,382)	(10,353)
Net cash used in investing activities	(11,382)	(10,353)

Cash flow from financing activities:
Pledged bank deposits used for bank borrowings	(50,687)	(3,485)
Proceeds from short-term bank borrowings	297,548	156,025
Repayment of short-term bank borrowings	(183,067)	(127,183)
Proceeds from bank notes	57,116	65,426
Repayments of bank notes	(45,884)	(34,936)
Net cash provided by financing activities	75,026	55,847

Effect of foreign currency exchange rate changes on cash	61	355

Net (decrease) increase in cash	(3,413)	15,830

Cash at beginning of year	23,378	7,325
Cash at end of year	$19,965	$23,155

Supplemental disclosure of cash flow information:
Income tax paid	$1,579	$-
Interest paid, net of capitalized interest	$3,396	$4,379
Non cash investing and financing activities:
Payable for purchase of property, plant and equipment (net of VAT)	$2,798	$2,516

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

On October 7, 2011, trading of the Company’s common stock was delisted by NASDAQ, and is currently quoted on the Over-the- Counter Bulletin Board (symbol: KEYP).

On March 1, 2013, the Company reached a settlement in a case filed by the United States Securities and Exchange Commission on February 28, 2013 in the United States District Court for the District of Columbia against the Company, alleging the Company violated Section 17(a)(2) and 17(a)(3) of the Securities Act of 1933, Section 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 12b-20 and 13a-13 there under the settlement terms and without admitting or denying the allegation of the complaint, the Company will pay a $1 million civil penalty and will be permanently enjoined from violating certain securities law. On July 2, 2013, final judgment was issued by the United District Court for the District of Columbia approving the settlement, and the Company paid the penalty of $1 million on July 9, 2013.

The Company, with its PRC legal counsel, evaluated the matters identified in the Independent Investigation to determine the extent to which the Company may be exposed to fines and penalties in China. The Company has concluded that the extent to which it may be exposed to fines and penalties in the PRC is limited, and to date, has not received any PRC governmental or regulatory communication or inquiry related to these matters. However, management is currently unable to determine the final outcome of these matters and their possible effects on the consolidated financial statements.

(c) Going concern and management’s plans

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported net income and cash flows used in operations approximately $2.92 million and $67.1 million, respectively for the three months ended March 31, 2013, and a net loss and cash flows used in operations of approximately $5.85 million and $7.1 million, respectively for the year ended December 31, 2012. At March 31, 2013 and December 31, 2012, the Company had a working capital deficit of approximately $162 million and $159 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company continues to finance its operations primarily through short-term bank borrowings. Short-term bank borrowings and bills payable amounted to approximately $557 million at March 31, 2013. Management expects that short-term bank financing will continue to be available through at least March 31, 2014.

The Company continues to benefit from favorable PRC tax policies related to consumption tax (Note 4) of approximately $76.9 million of which was refundable at March 31, 2013. Approximately $67.7 million was refunded in July 2013, and management expects that additional consumption tax deposits of approximately $25 million will be refunded more promptly in the second half of 2013.

The Company is expanding its production line to include Styrene-Ethylene-Butylene-Styrene (“SEBS”). Management expects production and sale of SEBS to commence in October 2013, and that SEBS will yield a higher gross margin than some of the Company’s current products.

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

2    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the financial statements of the Company and its subsidiaries . All intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2012 and 2011, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computation as the audited financial statements for the years ended December 31, 2012 and 2011. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Change in Accounting Estimate:

During January 2013, management performed an assessment of the useful lives of certain machinery and equipment. In evaluating the useful lives, management considered the historical life of the assets, operational strategy, and related functionality. Management concluded that machinery and equipment would remain in service longer than the depreciable life originally assigned. Effective February 1, 2013, the Group changed the time period over which it depreciates machinery and equipment to 20 years from 15 years. Management believes that this change more clearly and appropriately reflects the state of the machinery and equipment and thus, will more reasonably and accurately report the value of the machinery and equipment on the balance sheet. This change is being accounted for as a change in estimate. This change in estimate resulted in a reduction of depreciation expense of approximately $561,000 for the three months ended March 31, 2013.

3    INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2013	2012
	($’000)	($’000)
	(Unaudited)
Raw materials	$30,819	$26,433
Finished goods	21,273	21,701
Work-in-process	5,172	500

Total	$57,264	$48,634

4    CONSUMPTION TAX REFUND RECEIVABLE

The PRC government enacted a regulation that provides that domestically purchased heavy oil to be used for producing ethylene and aromatics products will be exempted from a consumption tax. In addition, the consumption tax paid for imported heavy oil is refunded if it is used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for the production of ethylene and aromatics products, the Group recognizes a consumption tax refund receivable when the consumption tax has been paid and the relevant heavy oils have been used for production. At March 31, 2013 and December 31, 2012, the Group recorded an estimated consumption tax refund receivable of approximately $76.9 million and $51.3 million, respectively.

In July 2013, a refund of approximately $67.7 million was received, and a refund of $25 million is expected to be approved and received by the end of August 2013.

5    OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31,	December 31,
	2013	2012
	($’000)	($’000)
	(Unaudited)
VAT recoverable	$38,868	$31,751
Customs deposits for imported inventories	13,969	21,648
Other	4,152	2,921

	$56,989	$56,320

Management estimates the deductible input VAT using vendor contracts, engineering and other estimates, as well as historical experience. Approximately $2.4 million and $2.2 million are included in non-current assets as of March 31, 2013 and December 31, 2012, respectively.

Customs deposits for imported inventories represent amounts paid to the local customs office in connection with the import of raw materials inventories. Upon approval by the customs authorities, these amounts become refundable by the local tax authority and are reclassified as consumption tax refund receivable (Note 4).

6    SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	March 31,	December 31,
	2013	2012
	$(’000)	$(’000)
	(Unaudited)
Bank borrowings-secured/guaranteed	$442,853	$295,146

As of March 31, 2013, short−term bank borrowings outstanding carried a weighted average interest rate of 6.17% (2012: 6.21%) for bank loans in RMB; and a weighted average interest rate of 2.63% (2012: 3.97%) for bank loans in USD, and had maturity terms ranging from two to twelve months and interest rates ranging from 1.0% to 6.72% (2012: 1.37% to 7.93%).

As of March 31, 2013, approximately $74 million included in short term bank borrowings was payable to Shanghai Pudong Development Bank, and was secured by a one-year fixed term deposit and pledged deposits with a carrying amount of $50 million. In addition, as of March 31, 2013, $175 million payable to Bank of China was secured by a one-year fixed term deposit with a carrying amount of $79 million; $77 million payable to China Construction Bank was secured by a one-year fixed term deposit with a carrying amount of $34 million; $33 million payable to Agricultural Bank of China was secured by a one-year fixed term deposit with a carrying amount of $12 million; $21 million payable to China Merchant Bank was secured by a one-year fixed deposit with a carrying amount of $10 million; $9 million payable to Bank of Shanghai was secured by a one-year fixed deposit with a carrying amount of $5 million; $23 million payable to Bank of Ningbo was secured by a one-year fixed deposit with a carrying amount of $5 million; $21 million payable to Bank of Communication was secured by a one-year fixed deposit with a carrying amount of $12 million. Among the rest of the Group's short-term borrowings, as of March 31, 2013, $149 million was guaranteed by related party and third-party entities and individuals, and $37 million was secured by the Group’s land, buildings and equipment with a carrying amount of $92 million.

7    SHARE-BASED PAYMENTS

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

On January 1, 2012, the following stock options were outstanding:

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

(iii) 700,000 stock options to employees with a contractual term of 5 years. The exercise price of these stock options was $4.50 per share and the grant-date fair value of these stock options amounted to approximately $1.3 million. These stock options vest over three years as follows: 30% shall vest and become exercisable one year after the grant date, 40% shall vest and become exercisable two years after the grant date and 30% shall vest and become exercisable three years after the grant date. 600,000 of these stock options were cancelled. As compensation for such cancellation, the Company committed to pay these employees incremental cash payments during the period through August 2013. The fair value of the committed cash payment at the date of commitment was approximately $0.4 million and no incremental compensation cost resulted from the cancellation of these stock options. Included in accrued expenses and other payables are approximately $0.2 million and $0.2 million representing the liability related to the committed cash payment as of December 31, 2013 and 2012, respectively.

There were no share options granted during the three months ended March 31, 2013.

As of March 31, 2013, unrecognized compensation costs related to employee stock options was approximately $0.4 million. These costs are expected to be recognized on a straight-line basis, over the remaining weighted average service period of 0.19 years.

8    COMMITMENTS CONTINGENCIES

(a)   Contingencies

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

In addition, the Group had outstanding Letter’s of Credit as of March 31, 2013 of approximately $187 million.

9    INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate for the three months ended March 31, 2013 was approximately 31%. Tax losses were incurred in different jurisdictions during the three months ended March 31, 2013, which resulted in a higher effective tax rate for the period. The Company paid income taxes of $1.6 million during the first three months of 2013, which was included in income taxes payable at December 31, 2012.

10  EARNING PER SHARE

The following table sets forth the computation of basic net income per share:

	Three months ended March 31,
	2013	2012
	($’000)	($’000)
Basic earnings per share:
Net income attributable to Keyuan
Petrochemicals, Inc. stockholders	$2,918	$1,638
Fixed dividends to Series B convertible
Preferred stockholders	-	-

Net income attributable to Keyuan
Petrochemicals Inc. common stockholders	$2,918	$1,638

Weighted average common share
(Denominator for basic income per share)	57,646,160	57,646,160

Effect of diluted securities:
-Series A convertible preferred stock	-	-
-Series B convertible preferred stock	5,333,340	-
-Series M convertible preferred stock	-	-
-Warrants	-	-
-Options	-	-
	62,979,500	62,979,500

Basic net income per share:	$0.05	$0.03
Diluted net income per share:	$0.05	$0.03

The following table represents the warrants and options excluded from the calculation of diluted earnings per share:

	March 31, 2013	March 31, 2012
Warrants	4,396,118	4,396,118
Options	3,490,000	3,490,000

11  FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and 2012.

The fair values of cash, pledged bank deposits, bills receivable, accounts receivable, short-term bank borrowings, bills payable, and accounts payable approximate their respective carrying amounts due to their short-term nature. Amounts due to related parties are not practicable to estimate due to the related party nature of the underlying transactions.

12  SIGNIFICANT CONCENTRATIONS AND RISKS

At March 31, 2013 and December 31, 2012, the Group held cash and pledged bank deposits in financial institutions of approximate $273 million and $225 million, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region, which management believes have high credit ratings.

As of March 31, 2013, sales to major customers, which individually exceeded 10% of the Group’s total annual net revenue, were as follows:

	For three months ended March 31, 2013			For three months ended March 31, 2012
Largest Customers	Amount of Sales ($’000) (Unaudited)	% Total Sales (Unaudited)	Largest Customers	Amount of Sales ($’000) (Unaudited)	% Total Sales (Unaudited)

Customer A	30,853	15%	Customer B	17,710	10%

The Group currently buys a majority of its heavy oil, an important component of its products, from three suppliers. Although there are a limited number of suppliers of the particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for the three months ended March 31, 2013 and 2012 were approximately $170 million and $105 million, respectively. These purchases represented 83% and 79%, respectively of all of the Group’s purchases for the three months ended March 31, 2013 and 2012. The Company’s largest supplier accounted for approximately $127 million and $89.1 million, or 62% and 67% of total purchases for the three months ended March 31, 2013 and 2012, respectively. In addition, the supplier provided short-term financing to the Company during 2012, $20 million which was included in accounts payable at January 1, 2013, and was repaid on January 7, 2013. No such short−term financing was provided during the three months ended March 31, 2013. Approximately $75 million of short−term financing was provided by the supplier from April to July 2013. In addition, at January 1, 2013, the Company owed the supplier $10 million in connection with a non-interest bearing advance. This was repaid in full on January 8, 2013.

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

13  RELATED PARTY TRANSACTIONS AND RELATIONSHIPS AND TRANSACTIONS WITH CERTAIN OTHER PARTIES

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

Related party transactions and amounts outstanding with related parties as of and for the three months ended March 31, 2013 and 2012, are summarized as follows:

	Three months ended March 31,
	2013	2012
	$(’000)	$(’000)
	(Unaudited)	(Unaudited)
Purchase of transportation services (a)	$628	$561
Loan guarantee fee (b)	$23	$91
Amounts due from related parties (c)	$698	$-
Amounts due to related parties (d)	$-	$114

(a) The Group purchased transportation services of approximately $0.6 million from Ningbo Xinhe during each of the three months ended March31, 2013 and 2012.

(b) Guarantees for Bank Loans

	Guarantee provided during for three months ended March 31,		Bank loans Guaranteed as of
	2013	2012	March 31, 2013	December 31, 2012
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)
Mr. Tao	$-	$-	$-	$15,840
Jicun Wang and Sumei Chen	-	-	-	1,899
Ningbo Pacific	-	-	70,086	23,976
Total	-	-	$70,086	$41,715

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. During the three months ended March 31, 2013, loan guarantee fees were approximately $0.02 million for Ningbo Pacific. In 2012, loan guarantee fees were approximately $0.03 million and $0.06 million for Ningbo Hengfa and Ningbo Pacific, respectively.

(c) Amounts due from related parties consist of the following.

	For three months ended March 31,
	2013	2012
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Ningbo Xinhe (prepaid transportation expenses)	$650	$-
Mr. Chunfeng Tao	48	-
Total	$698	$-

(d) Amounts due to related parties consist of the following.

	For three months ended March 31,
	2013	2012
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Ningbo Xinhe	$-	$114

(B) Relationships and transactions with certain other parties

The Group has following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd (Ningbo Litong)	Former 12.75% nominee shareholder of Ningbo Keyuan

Ningbo Anqi Petrochemical Co., Ltd (Ningbo Anqi)	A related party through September 2011 when control transferred

Ningbo Kewei Investment Co., Ltd. (Ningbo Kewei)	A related party through September 2011 when control transferred

Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	A related party through September 2011 when control transferred

Transactions and amounts outstanding with these parties for the three months ended March 31, 2013 and 2012 were summarized as follows:

	Three months ended March 31,
	2013	2012
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Sales of products (e)	$41,072	$22,287
Purchase of raw materials (f)	$26,716	$446
Guarantee for bank borrowings (g)	$-	$25,344
Loan guarantee fees (g)	$517	$-
Amounts due to these parties (h)	$851	$4,019
Amounts due from these parties (i)	$25,910	$-

(e) The Group sold finished products of approximately $10.2 million and $10.1 million to Ningbo Litong during the three months ended March 31, 2013 and 2012, respectively, and sold finished products of approximately $30.9 million and $12.2 million to Ningbo Kunde during the three months ended March 31, 2013 and 2012, respectively.

(f) The Group purchased raw materials of approximately $0.5 million from Litong during the three months ended March 31, 2012. During the three months ended March 31, 2013, the Group purchased raw materials of approximately $2.7 million and $24.0 million from Kunde and Kewei, respectively.

(g) Guarantees for Bank Loans

	Guarantee provided during the three months ended March 31,		Bank loans Guaranteed as of
	2013	2012	March 31, 2013	December 31, 2012
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)
Ningbo Litong	$-	$25,344	$56,380	$30,710
Ningbo Kewei	-	-	199,372	122,651
Total	$-	$25,344	$255,752	$153,361

Beginning in January 2011, loan guarantee fees of approximately 0.3% of the loan principal guaranteed after January 2011 are to be paid quarterly. Guarantee fees paid to Litong and Kewei were approximately $0.2 million and $0.3 million for the three months ended March 31, 2013, respectively.

(h) At March 31, 2013, amounts due to certain other parties consist of amounts due to Kunde and Kewei of $0.8 million and $0.1 million, respectively.

(i) At March 31, 3013, amounts due from certain other parties consist of amounts due from Litong, Kunde and Kewei of $13.6 million, $7.4 million and $4.9 million, respectively. These amounts are included in accounts receivable and prepayments to suppliers on the condensed consolidated balance sheet.

14  CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a) Petrochemicals Segment: Manufacturing and sales of mixed light aromatics, mixed heavy aromatics, fine propylene, propane, butane, liquefied petroleum gas (LPG), methyl tert-butyl ether, styrene, etc.

(b) Rubber Segment: Manufacturing and sales of various rubber products.

Prior to June 2012, the Company had one operating segment, the Petrochemicals Segment. The segment information in the following tables reflects the establishment of the Rubber Segment for the three months ended March 31, 2013.

	Three Months Ended March 31, 2013
	Petrochemical	Rubber	Total
	($'000)	($'000)	($'000)
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$181,594	$27,960	$209,554
Income (loss) from operations	$(337)	$6,022	$5,685
Total assets	$675,823	$93,253	$769,076

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Keyuan  for the nine months ended March 31, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Operating through our wholly-owned subsidiaries, Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”), Ningbo Keyuan Petrochemicals Co., Ltd (“Ningbo Keyuan Petrochemicals”), Keyuan Synthetic Rubbers Co., Ltd (“Keyuan Synthetic Rubbers”) and Guangxi Keyuan Co.,Ltd (“Guangxi Keyuan”), our operations include (i) a production facility with an annual petrochemical production capacity of 720,000 metric tons (MT) of a variety of petrochemical products, (ii) facilities for the storage and loading of raw materials and finished goods, and (iii) a manufacturing technology that can support our manufacturing process with relatively low raw material costs and high utilization and yields, all of which are led by a management team consisting of petrochemical experts with proven track records from some of China’s largest state-owned enterprises in the petrochemical industry.

Due to China’s growing demand for refined petrochemical products, we expanded our annual production capacity from 550,000 MT to 720,000 MT in April 2011. We also completed the construction of a Styrene-Butadience-Styrene (the “SBS”) production facility with an annual production capacity of 70,000 MT in September 2011 and began initial trial production in October and November 2011. One SBS production line began commercial production in December 2011 and the second line began commercial production in August 2012.

In January 2012, we signed a cooperation agreement with Fangchenggang City to build a new petrochemicals production facility, Guangxi Keyuan New Materials Industrial Park, in Guangxi Province (the "Guangxi Project"). Once the facility is fully operational, it is expected to have an annual production capacity of 400,000 metric tons of Acrylonitrile Butadiene Styrene (the "ABS") and related products. As of the date of this filing, we have been focused on the complex pre-construction government approval work and on research to improve the efficiency of the production of Guangxi Project since the signing of the agreement.

Our organization chart is as follows:

Chunfeng Tao
100%
Apex Smart Limited BVI
68.864%
Peijun Chen
100%
Chance Brilliant Holdings Limited
20.57%
Muxia Duan
100%
Harvest Point Limited
3.334%
Brian Pak Lun Mok
2/3
Xin Yue
1/3
Strategic Synergy Limited
7.022%
Delight Reward Limited
82.50%
Keyuan Petrochemicals, INC
100%
Sinotech Group Limited
100%
Keyuan Group Limited (Hong Kong)
Outside China
Inside China
100%
Ningbo Keyuan Petrochemical
100%
Ningbo Keyuan Plastics
75%
25%
Guangxi Keyuan New Materials
100%
Ningbo Keyuan Synthetic Rubbers

Our Facility and Equipment

Facility

As of March 31, 2013, we have invested a total of approximately $32.02 million in the construction and improvement of our production facility. Our current production facility encompasses approximately 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired the land use right of an additional 1.2 million square feet of land in August 2010 for our future expansion.

We have a total of 100,000 MT of storage capacity, consisting of 50,000 MT of storage capacity for raw materials and 50,000 MT for finished products. As part of our expansion plan, we intend to add 80,000 MT of new storage capacity in 2013, after which our total storage capacity will be 180,000 MT. The Company entered into the first phase of construction of the new storage capacity in August 2012, and approximately 30,000 MT of new capacity has been completed through June 2013. The project is currently in the anti-rust treatment and commissioning stage.

We have an on-site ocean shipping dock with 5,000 MT of shipping capacity and a 10-truck loading facility. Approximately 90% of our feedstock and finished products use this shipping dock. We also have adjacent access to another shipping dock with an additional 50,000 MT of shipping capacity.

Equipment

Our major processing equipment includes the following:

●	Heavy oil catalytic pyrolysis processing equipment - risers/generators/precipitators, fuel gas boilers, fractionating tower, absorbing re-absorbing and desorbing towers, heat exchangers, pumps, a stabilizing tower;

●	Gas fractionation processing equipment - de-propanizing tower, refining propylene tower, de-ethanizination tower, heat exchangers, pumps;

●	Ethylbenzene processing equipment - alkylation reactor, anti-alkylation reactor, dehydrogenation reactor, propylene absorbing tower, de-ethylene tower, ethylbenzene recovering tower, heating furnace for benzene, heating furnace for gas, steam overheating furnace, tail gas compressor, washing tower; and

●	Liquefied petroleum gas (LPG) and sulfur recovery process - LPG desulfurization extraction tower, dry gas desulfurization tower, regenerating tower, LPG de-mecaptan extraction tower.

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

●
MTBE & Other Chemicals: MTBE, oil slurry, sulphur and others which are used for a variety of applications including fuel components, refrigeration systems, fertilizers, insecticides and fungicides; and

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

In September 2011, we completed building a new facility designed for producing Styrene-Butadience-Styrene (the “SBS”), one of the Styreneic Block Copolymers.  SBS is a product with higher product margin with significant applications in the footwear, adhesive, polymer modification and modified asphalt industries. The SBS facility was built on part of the 1.2 million square feet of land for which we obtained the right of use in August 2010. The construction started in September, 2010 and was completed as scheduled in September 2011. One SBS production line began commercial production in December 2011 and the second line began commercial production in August 2012.  The designed capacity of the SBS facility allows for production of up to 70,000 metric tons per year.   The SBS facility achieved a 41% utilization rate in 2012, as the first full year of production, and generated approximately $71.1 million in sales and $7.7 million in profit. We expect to generate net profit margins of 10% from our production of SBS once the facility reaches normal production levels, which means the actual production volume reach more than 80% of the design capacity. However, market conditions, the volatility of feedstock and SBS product prices can significantly impact the estimated profitability and we cannot guaranty that our SBS production will reach more than 80% of the design capacity in the near future.

The following chart depicts our production capacity in 2012:

Breakdown of 2012 Capability of 693,895 (MT)

Other than the utilization rate for SBS facility discussed above, the utilization rates for our other facilities are as follows:

●	styrene production: 88%;
●	propylene: 78%;
●	LPG: 85%;
●	BTX Aromatic: 105%; and
●	MTBE & others: 50%

Most of our facilities have been operating since 2009, so the current utilization rates for each product (except for the newly developed SBS) has been optimized to achieve stable output, less raw material cost and less equipment maintenance. We also made slight adjustments to the utilization rate for the BTX Aromatic facility to reduce the output to achieve more stable production conditions. We have been working on existing equipment upgrades to achieve increased stabilized production. However, in order to develop our business to meet increasing customer demands, optimizing the utilization rates for our current facilities is not adequate to achieve our goals. More specifically, the increasing market demand in tire and auto parts has resulted in increasing market demand for styrene, ABS and SSBR; and higher requirements related to environmental protection imposed by the PRC government has lead to higher demand for transformer oil and catalytic cracking oil. Based on these market trends, rather than focusing on optimizing our current utilization rates for our different facilities, we have been focusing on the following improvements to our infrastructure to expand our manufacturing capacity:

a)
an ABS production facility in Guangxi Province, which will have an annual production capacity of 400,000 MT of ABS. The Company began pre-construction activities in February 2012, and the first phase is expected to be completed by the forth quarter of 2014;

b)
an oil catalytic cracking processing facility as an extension of our catalytic pyrolysis processing equipment, as well as the feed way of the main raw materials to produce synthetic rubber. This facility can reduce production costs and the market risk in the purchase of raw materials, and improve the stability and efficiency of project production to 200,000 MT of heavy oil per year;

c)
an increased annual design capacity of our ethylene-styrene facility from 80,000 MT to 200,000 MT, among which 120,000 MT can be used for producing synthetic and 80,000 MT can be sold to downstream petrochemical companies. Ethylene-styrene is the main raw material (eg. Bezene) from the catalytic cracking oil processing facility to produce styrene. This facility can be considered the bridge between original products and high-value added products and will complete the integration of internal resources;

d)
a transformer oil facility using hydrogen from the ethylene-styrene facility to complete a double hydrogenation process on original products (BTX Aromatic) for refining transformer oil, and producing high value transformer oil with a design capability of 100,000 MT per year; and

e)
an SSBR (Solution Polymerized Styrene Butadiene Rubber) production facility with a design capability of 150,000 MT per year, that will use its own production process technology in synthetic rubber, combining styrene and butadiene, to produce SSBR. This product can be used as raw materials for tires, instead of imported hexakis (methoxymethy) melamine (“HMMM”).

We registered our catalytic oil processing facility and transformer oil plant with the Ningbo local government in February 2013,  and expect it to be completed and operational in late 2013, at which time we will be able to produce medical use and edible products such as tubes and chewing gum.

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

Manufacturing and Sales

Our total production of finished products was 188.117 MT for the three months ended March 31, 2013, and we generated $210 million in revenue based on the sale of  184,581 MT of petrochemical products.

Results of Operations

The following table sets forth information from our statements of comprehensive income for the three months ended March 31, 2013 and 2012.

Comparison of the three ended March 31, 2013 and 2012 (in thousands)

	For the three months		Year to Year Comparison
	Ended March 31,		Increase	Percentage
	2013	2012	/(Decrease)	change

Sales	$209,554	$183,325	$26,229	14.31%

Cost of sales	200,732	173,852	26,880	15.46%

Gross profit	8,822	9,473	(651)	(6.87)%

Operating expenses
Selling expenses	167	253	(86)	33.99%
General and administrative expenses	2,970	2,610	360	13.8%
Total operating expenses	3,137	2,863	274	9.57%

Income from operations	5,685	6,610	(925)	14%

Other income (expenses):
Interest income	751	939	(188)	(20)%
Interest expense, net	(3,396)	4,379	1001	22%
Foreign exchange gain (loss), net	1,553	(178)	1,731	(972)%
Non-operating income (expenses)	(380)	(8)	(372)	4,650%
Total other expenses	(1,472)	(3,626)	2,154	(59.41)%

Income before income taxes	4,213	2,984	1,229	41.18%
Income tax expense	1,295	1,346	(51)	4%
Net Income	2,918	1,638	1,280	78.14%
Other comprehensive income
Foreign currency translation adjustment	531	577	(46)	8%
Comprehensive income	$3,449	2,215	1,234	55%

Sales: Our sales for the three months ended March 31, 2013 were approximately $209.6 million, compared to sales of $183.3 million for the three months ended March 31, 2012, an increase of $26.3 million, or 14.31%. The substantial increase in our sales was due to the higher capacity utilization coupled with higher sales volume for our products compared to the comparable period in 2012. In the three months ended March 31, 2013 we sold 184,581 metric tons of chemical products at an average price of $1,135 per metric ton, as compared to the sale of 155,235 metric tons of chemical products at an average price of $1,181 per metric ton in the three months ended March 31, 2012. This represents a 19% increase in overall metric tons sold.

Cost of Sales: Our overall cost of sales was approximately $200.7 million for the three months ended March 31, 2013, or 96% of sales, as compared to cost of sales of approximately $173.9 million, or 95% of sales for the three months ended March 31, 2012. Our cost of sales are primarily composed of the costs of direct raw materials (mainly heavy oil, benzene, butadiene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase in the cost of sales was due to the higher sales volume in 2013.

Energy required for production of our products consists of water, electricity and steam, the costs of which are attributed to cost of sales rather than operating expense. The supply prices of these energy sources in China have historically been very stable as a result of PRC government policy. Accordingly, the potential impact of changing energy costs to our production is minimal. Following are the costs for water, electricity and stream for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended March 31,
	2013 (Unaudited)	2012 (Unaudited)
Water	395	278
Electricity	3,268	2,377
Steam	-	1,198

Total energy cost was approximately $4,159 for the three months ended March 31, 2013, which constitutes approximately 2% of sales. Total energy cost was approximately $14,110 in fiscal year 2012, which constitutes approximately 1.8% of sales.

Gross Profit: Gross profit for the three months ended March 31, 2013 was approximately $8.82 million as compared to $9.5 million for the comparable period in 2012, a decrease of approximately $0.65 million, or 6.87%. The decrease was mainly due to the increased cost of sales of $200.7 million in 2013 compared to $173.9 million in the same period in 2012.

Operating Expenses:  Operating expenses, including selling expenses, and general and administrative expenses, were approximately $3.1 million, or 1.5% of sales for the three months ended March 31, 2013 as compared to $2.9 million, or 1.56% of sales for the comparable period in 2012, an increase of approximately $0.12 million. The increase was due to general increases in welfare expenses and business development expenses.

Interest Income/Expense (net): For the three months ended March 31, 2013, interest income and interest expense were approximately $0.75 million and $3.4 million, respectively; as compared to interest income and interest expense of approximately $0.9 million and $4.4 million, respectively, for the comparable period in 2012. The decrease in interest income / expense was mainly due to the lower interest rates.

Net Income/loss: Net income was approximately $2.9 million for the three months ended March 31, 2013, as compared to net income of approximately $1.6 million in the same period in 2012, an increase of $1.3 million, or 78%. This increase was mainly due to the decrease of financial expense in 2013, compared to the same period of 2012.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income and amounted to $0.5 million for the three months ended March 31, 2013. The balance sheet amounts, at March 31, 2013 and 2012, with the exception of equity, were translated at RMB6.27668 and RMB 6.29723 to 1.00 U.S. dollar respectively. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the three months ended March  31, 2013 and 2012 were RMB 6.26566 and RMB 6.31313, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2013 (Unaudited)	2012 (Unaudited)
Net cash used in operating activities	67,118	30,018
Net cash used in investing activities	11,382	10,353
Net cash provided by financing activities	75,026	55,847

Net cash used in operating activities was approximately $67.1 million for the three months ended March 31, 2013, as compared approximately $30 million for the same period in 2012. The increase was primarily caused by the increase in inventory, accounts payables, pre-payment to suppliers and consumption tax refunds receivable.

Net cash used in investing activities was approximately $11.4 million and $10.4 million for the three months ended March 31, 2013 and 2012, respectively. Net cash used in investing activities was primarily focused on payments for the infrastructure construction and the expansion of our facility. As we move forward with our expansion, it is expected that net cash used in investing activities will be consistent throughout 2013.

Net cash provided by financing activities amounted to approximately $75,026 million for the three months ended March 31, 2013. Net cash used in financing activities amounted to approximately $55.8 million for the same period in 2012. For the three months ended March 31, 2013, the net cash provided by financing activities was primarily through increased short-term bank borrowings.

The Company’s consolidated financial statements for the three months ended March 31, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

In order to operate our business efficiently, we rely primarily on short-term bank financings to fund the purchase of raw materials.  As of March 31, 2013, we had approximately $443 million of short-term bank borrowing. Short-term bank borrowings and bills payable were approximately $397.8 million as of December 31, 2012, and have increased to approximately $557 million as of March 31, 2013, and continued to increase to $677 million as of July 31, 2013. If one or more of these banks revoke their line of credit or fail to renew such line of credit when it is due, it would impact our capacity to continue to purchase raw materials in the amounts necessary to continue production at our current capacity.  Management expects that short-term bank financing will continue to be available through at least the end of March 31, 2014.   In addition, our major raw materials supplier provided short-term financing to us of approximately $29 million during 2012, of which $20 million was included in accounts payable at December 31, 2012 and was repaid on January 21, 2013. Interest paid for this financing amounted to approximately $0.43 million. In addition, on December 27, 2012, the supplier provided a non-interest bearing advance of approximately $10 million to the Company, that was repaid in full on January 8, 2013.  Of the total amount of short-term financing of $800 million during 2012, approximately $39 million was from our major supplier, and additional short-term financing of approximately $75.3 million was provided by the supplier through July 2013. The Company believes the short-term financing from  the supplier, which currently makes up a large proportion of our overall financing, has significantly impacted our liquidity by providing additional financing for our operations. The short-term financing is facilitated through the use of available letters of credit and our lines of credit, and enables lower costs of trade financing. We believe that we are in compliance with the terms of letters of credit with the banks and as of the date of this filing have not identified violations of the terms of our letters of credit due to short-term financing from vendors. However, due to the fact that we do not currently have established policies and procedures to provide for a complete and timely analysis of possible contingencies associated with short-term financings from suppliers and the evaluation of legal and regulatory considerations related to those business activities, we cannot assure that a full evaluation will not reveal violations of the terms of letters of credit. We intend to perform an evaluation to ensure full compliance.  In addition to the forms of the letters of credit filed as Exhibits 10.52 and 10.53 in the amendment to registration statement on Form S-1, filed with the SEC on September 26, 2012, we hereby file another form of letter of credit in this Form 10-Q as Exhibit 10.3.

In addition, the Company is closely monitoring its cash balances, cash needs and expense levels.

Consumption Tax Refund

As of March 31, 2013 and December 31, 2012, the Group recorded an estimated consumption tax refund amounting to approximately $76.9 million and $51.3 million, respectively. In July 2013, a refund of approximately $67.7 million was received, and a refund of $25 million is expected to be approved and received by the end of August 2013.

Bank Loans

We have entered into loan agreements with our primary lenders, Bank of China, China Construction Bank, Agricultural Bank of China, etc. under which we have term loans. As of March 31, 2013, we had an aggregate principal amount of approximately $443 million in bank loans outstanding under the loan agreements, with maturity dates from April 2013 to March 2014 and interest rates from 1% to 6.7% per annum.

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

As of March 31, 2013, 60% of our bank loans (approximately USD $149 million) were guaranteed by our related parties. Usually, a guaranty agreement is executed among a third party, a lender and us pursuant to a credit line approved by the lender. Though different lenders use different forms for loan guaranty agreements, loan guaranty agreements usually contain substantially similar terms. According to a loan guaranty agreement, the guarantor is jointly liable for all our debts to the lender under the corresponding loan agreements and the lender can bring legal action against the guarantor for damages in the event there is a default or breach of any loan agreement under the credit line. The guaranty is independent of any loan agreement under the credit line and irrevocable. In addition, if the credit line is extended or renewed, a written consent from the guarantor is required. Otherwise, the guarantor is only liable for loans under loan agreements that were executed during the original term of the credit line. Beginning in January 2011, certain individual loan guarantors, some of whom are related parties, were paid a monthly fee of approximately 0.3% of the outstanding loan balances as compensation for their guarantees. Through December 31, 2010, no compensation was paid in respect of these guarantees. During the three months ended March 31, 2013 and 2012, expenses related to loan guarantee fees were approximately $0.5 million and $0.5 million, respectively. As of March 31, 2013, there was $0.5 million of accrued and unpaid guarantee fees. Historically, all debts have been repaid by the Company in a timely manner. All short-term bank loans are revolving loans whose terms (at the due date of payment) are generally extended by the lender. As of March 31, 2013, we were in compliance with the terms of our loan agreements. As such, management expects most unpaid loan balances will be extended at their due dates. Depending on our capital needs, the Company evaluates whether to apply for additional long-term bank loans. The Company currently has sufficient lines of credit with its banks for both short-term and long-term borrowings.

However, we are working to refining our manufacturing capacity to include an ABS facility, an oil catalytic cracking processing facility, an increased annual design capacity of ethylene-styrene facility to 200,000 MT, a transformer oil facility and a SSBR production facility. The total cost of additional processing equipment for products refinement and SSBR production facility is approximately $149.3 million, including $49.8 million for additional processing equipment and $99.5 million for our SSBR production facility. We are currently going through the governmental approval and design phase of the ABS production facility and estimating the related costs. We plan to fund this proposed expansion through debt financing, cash from operations, proceeds from prior financings, warrant exercises, and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to increase our production capacity and to expand our business could be adversely affected.

Loan guarantees provided by certain other parties during the three months ended March 31, 2013 and 2012  are as follows:

(a)  Guarantees for Bank Loans

	Guarantee provided during for three months ended March 31,		Bank loans Guaranteed as of
	2013	2012	Mar 31, 2013	Dec 31, 2012
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)
Mr. Chunfeng Tao	-	-	-	$15,840
Jicun Wang and Sumei Chen	-	-	-	$1,899
Ningbo Pacific	-	-	$70,086	$23,976
Total	-	-	$70,086	$41,715

Beginning in January 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. During the three months ended March 31, 2013, loan guarantee fees were approximately $0.02 million for Ningbo Pacific. In 2012, loan guarantee fees were approximately $0.03 million and $0.06 million for Ningbo Hengfa and Ningbo Pacific, respectively.

(b) Amounts due from related parties consist of the following.

	For three months ended March 31,
	2013	2012
	($’000)	($’000)
	(Unaudited)	(Unaudited)

Ningbo Xinhe	650	-

(c) Amounts due to related parties consist of the following.

	For three months ended March 31,
	2013	2012
	($’000)	($’000)
	(Unaudited)	(Unaudited)

Ningbo Xinhe	-	114

(d) Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship

Mr. Chunfeng Tao	Majority stockholder

Mr. Jicun Wang	Principal stockholder

Mr. Peijun Chen	Principal stockholder

Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang

Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan

Ningbo Pacific Ocean Shipping Co., Ltd	100% ownership by Mr. Wang
(Ningbo Pacific)

Ningbo Xinhe Logistic Co., Ltd	10% ownership by Ms. Huang
(Ningbo Xinhe)

Ningbo Kunde Petrochemical Co, Ltd.	Mr. Tao’s mother was a 65% nominee shareholder
(Ningbo Kunde)	for Mr. Hu, a third party through September 2011

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

(b) Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2012, the management determined that our internal control environment is not properly designed due to the existence of certain material weaknesses and that it did not operate effectively to ensure that the Company’s financial statements (and related financial statement disclosures) were prepared in accordance with US generally accepted accounting principles (US GAAP).  We have established a number of remediation measures, which we believe will remediate the material weaknesses identified, if such measures are effectively implemented and maintained. As of the end of the period covered by the report, we continue the process of implementing and maintaining the remediation measures, but we cannot assure when or if we will be able to successfully implement these remedial measures.  For more information regarding our controls and procedures, please refer to Item 9A. Controls and Procedures in our Annual Report on Form 10-K for fiscal year ended December 31, 2012, filed with the SEC on June 6, 2013.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

On November 15, 2011, the Rosen Law Firm filed a class action suit, alleging we had violated federal securities laws by issuing materially false and misleading statements and omitting material facts with regard to disclosure of related party transactions and effectiveness of internal controls in past public filings.  The case is currently at the discovery stage, located in the United States District Court for the Central District of California, and we believe there is no basis to the suit filed by the Rosen Law Firm and intend to contest the case vigorously.

On January 9, 2012, Ningbo Keyuan filed a law suit in Ningbo Beilun District People’s Court against Zhenjiang Kaiyuan Installation Group (now known as Zhenjiang Industry Equipment Installation Group Co., Ltd) in breach of a project construction contract and alleged damages of RMB 98,000. Zhenjiang Industry Equipment filed a counter claim requiring us to pay RMB 9,825,615 of project cost and RMB 1,350,000 of interest. The two parties have settled the case on April 12, 2012, and Ningbo Keyuan agreed to pay Zhenjiang Industry Equipment a total amount of RMB 7,220,000 (approximately $1,144,738).

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

On February 28, 2013, the Company reached a settlement in a case filed by the Securities and Exchange Commission (“SEC”) in the United States District Court for the District of Columbia against the Company, alleging the Company violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 12b-20 and 13a-13 thereunder. Under the terms agreed to by the Company and the SEC, the Company, without admitting or denying the allegation of the complaint, will pay a civil penalty of $1million and will be permanently enjoined from violating certain securities law. On July 2, 2013, the settlement was approved by the United District Court for the District of Columbia, and final judgment was issued.

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

3.2	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2010)
3.3	Amended Bylaws of Keyuan Petrochemicals, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 7, 2010)
4.1	Certificate of Designation of Rights and Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on April 28, 2010)
4.2	Certificate of Designation of Rights and Preferences of Series M Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 28, 2010)
4.3	Certificate of Designation of Rights and Preference of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 30, 2010)
10.1 *	Translation copy of Inward Bills Contract by and between Ningbo Keyuan Plastics Co., Ltd and Bank of China Inc., Beilun Branch dated January 21, 2013
10.2 *	Translation copy of Inward Bills Contract by and between Ningbo Keyuan Plastics Co., Ltd and Bank of China Inc., Beilun Branch dated January 23, 2013
10.3 *	Translation copy of the form of Letter of Credit by and between Ningbo Keyuan Plastics Co., Ltd and Bank of China
31.1 *	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2013	Keyuan Petrochemicals, Inc.

By:	/s/ Chunfeng Tao
Chunfeng Tao
Chief Executive Officer & President

By:	/s/ Fan Zhang
Fan Zhang Acting Chief Financial Officer/Vice President of Accounting