Form 10-K/A
period 2012-12-31
Keyuan Petrochemicals, Inc.
filed 2013-08-29
CIK 1326396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Amendment No. 1 to
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

As of August 29, 2013, the Registrant has 57,646,160 shares of common stock outstanding.

Explanatory Note

We are filing this Amendment No. 1 to our annual report on Form 10-K (“Amended Report”) pursuant to a SEC comment letter dated July 3, 2013 to amend certain disclosures in the Form 10-K filed with the SEC on June 6, 2013 (“Original Report”). Pursuant to the SEC comments, changes and revisions have been made to the following items: Item 1. Business; Item 1A. Risk Factors; Item 3. Legal Proceedings; Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations; Item 10. Directors, Executive Officers and Corporate Governance; Item 11. Executive Compensation; and Item 13. Certain Relationships and Related Transactions and Director Independence (collectively, “Revised Items”). The Revised Items are filed herewith in this Amended Report in their entirety.

This Amended Report may not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures in the items not described in the above paragraph of this Explanatory Note. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

KEYUAN PETROCHEMICALS,, INC
TABLE OF CONTENTS

Annual Report on Form 10-K/A for the Year Ended December 31, 2012

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “Keyuan” “we,” “us” or “our” are references to the combined business of Keyuan Petrochemicals, Inc. and its consolidated subsidiaries.  References to “Sinotech Group” are references to our wholly-owned subsidiary, Sinotech Group Limited, previously known as Keyuan International Group Limited”; references to “Keyuan HK” are references to our wholly-owned subsidiary, Keyuan Group Limited; references to “Ningbo Keyuan” are references to our wholly-owned subsidiary, Ningbo Keyuan Plastics Co., Ltd.; references to “Ningbo Keyuan Petrochemicals” are to our wholly-owned subsidiary, Ningbo Keyuan Petrochemicals Co., Ltd; references to “Keyuan Synthetic Rubbers” are references to our wholly-owned subsidiary, Ningbo Keyuan Synthetic Rubbers Co., Ltd.; references to ”Guangxi Keyuan” are references to our wholly-owned subsidiary, Guangxi Keyuan New Materials Co., Ltd. References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

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

PART I

ITEM 1.  BUSINESS

GENERAL OVERVIEW

(a)       Nature of business

We, through our PRC operating subsidiaries, Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”), Ningbo Keyuan Petrochemicals Co., Ltd (“Ningbo Keyuan Petrochemicals”), Keyuan Synthetic Rubbers Co., Ltd (“Keyuan Synthetic Rubbers”) and Guangxi Keyuan Co., Ltd (“Guangxi Keyuan”) , are engaged in the manufacture and sale of petrochemical products in the PRC. Our operations include (i) a production facility with an annual petrochemical production capacity of 720,000 metric tons (MT) of a variety of petrochemical products, (ii) facilities for the storage and loading of raw materials and finished goods and (iii) a manufacturing technology that can support our manufacturing process with relatively low raw material costs and high utilization and yields, all of which are led by a management team consisting of petrochemical experts with proven track records from some of China’s largest state-owned enterprises in the petrochemical industry.

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

On June 15, 2012, Ningbo Keyuan Synthetic Rubbers was established as a wholly-owned PRC subsidiary of Ningbo Keyuan  to engage in the sales and marketing of various petrochemical products, specifically synthetic rubbers .

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

In 2009, Apex Smart Limited, Best Castle Investments Limited, Chance Brilliant Holdings Limited, Delight Reward Limited and Keyuan International Group Limited were established in the British Virgin Island (BVI) and  Keyuan HK was established in Hong Kong. Delight Reward Limited holds 100% of the equity interests of Keyuan International Group Limited which holds 100% of the equity interests  of Keyuan HK. Delight Reward Limited is owned by:

●	Apex Smart Limited (45.6132%), which was 100% held by Stewart Shiang Lor, subsequently by Mr. Brian Pak-Lun Mok and subsequently by Mr. Chunfeng Tao.
●	Best Castle Investments Limited (23.2523%), which was 100% held by Mr. O. Wing Po and subsequently by Mr. Jicun Wang.
●	Chance Brilliant Holdings Limited (20.5694%), which was 100% held by Mr. Lo Kan Kwan and subsequently by Mr. Peijun Chen.
●	Harvest Point Limited (5.3896%), which was 100% held by Mr. Brian Pak-Lun Mok and subsequently by Ms. Muxia Duan.
●	Strategic Synergy Limited (5.1755%), which was 100% held by Mr. Brian Pak-Lun Mok and subsequently Mr. Mok transferred one third of the ownership to Mr. Xin Yue

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

Accordingly, we filed a registration statement on Form S-1 in connection with the September 2010 private placement transaction. Amendment No. 2 to such Form S-1 which we filed on January 14, 2011 was declared effective on January 19, 2011. However, because of the delinquency of the Company’s annual report on Form 10-K for fiscal year ended December 31, 2010 and interim reports on Form 10-Q for three months ended March 31, 2011 and June 30, 2011 respective, as of April 10, 2012, Amendment No. 2 to such Form S-1 is no longer effective. As a result, we began to accrue penalties pursuant to; the terms of the registration rights agreement from April 2011to November 2011,  the period that the registerable securities were not able to be sold pursuant to Rule 144 under the Securities Act.

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

a)
an ABS production facility in Guangxi Province, which will have an annual production capacity of 400,000 MT of ABS. The Company began pre-construction activities in February 2012, and the first phase is expected to be completed by the fourth quarter of 2014;

b)
an oil catalytic cracking processing facility as an extension of our catalytic pyrolysis processing equipment, as well as the feed way of the main raw materials to produce synthetic rubber. This facility can reduce production costs and the market risk in the purchase of raw materials, and improve the stability and efficiency of project production to 200,000 MT of heavy oil per year;

c)
increased the annual production capacity of our ethylbenzene-styrene facility from 80,000 MT to 200,000 MT, among which 120,000 MT can be used for producing synthetic and 80,000 MT can be sold to downstream petrochemical companies. One of the main raw materials, ethylene can be acquired from the oil catalytic cracking facility.  This facility can be considered the bridge between original products and high-value added products and will complete the integration of internal resources;

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

Petrochemical Manufacturing Process

The following chart illustrates our petrochemical manufacturing process:

The following chart illustrates the manufacturing process of SBS:

Petrochemical Market in China

China has the world’s second largest petrochemical market after the U.S. in terms of production and consumption. China’s petrochemical output value grew from RMB 1,240 billion in 2000 to RMB 11,000 billion in 2011 representing a Compound Annual Growth Rate (CAGR) of 21.95%. China Petrol and Chemical Industry Association (CPCIA) expect that the total profits in the petrochemical industry will increase 12.5% in 2012. (Source: http://www.cu-market.com.cn/hgjj/2013-1-7/15504023.html)

Based on a report from China’s  petroleum and chemical industry federation,  production for the  petroleum and chemical industry  will remain stable, based on an  assumed total output for 2013 of RMB14.25 trillion, and  profits of RMB870 billion .  (source: http://www.askci.com/news/201301/21/219524756358.shtml)

China’s increasing domestic demand for petrochemical products has exceeded the domestic supply in the past several years:

●
China’s benzene supply grew from 2.13 million MT in 2002 to 6.626 million MT in 2011 representing a CAGR of 13.5%. China’s benzene demand increased from 2.08 million MT in 2002 to 5.609 million MT in 2011, representing a CAGR of 11.65%. (data source http://chem.oilchem.net/chemical/2_3_3662667.html )

●
China’s toluene supply grew from 697,000 MT in 2002 to 2.55 million MT in 2011, representing a CAGR of 15.5%. China’s toluene demand increased from 1.56 million MT in 2002 to 2.30 million MT in 2010, representing a CAGR of 5%. (data source: http://info.pcrm.hc360.com/2012/02/020858176690.shtml )

●
China’s xylene supply grew from 820,000 MT in 2002 to 6.5 million MT in 2010, representing a CAGR of 30%. China’s xylene demand increased from 1.1 million MT in 2002 to 7.5 million MT in 2009 representing a CAGR of 32%. (data source: www.stats.gov.cn ) (www.chem99.com)

●
China’s propylene supply has grown from 3.78 million MT in 2000 to 15.93 million MT in 2012, representing a CAGR of 14.16%. China’s propylene demand has risen from 4.39 million MT in 2000 to 18.60 million MT in 2010, representing a CAGR of  16%. (data source: http://www.oilchem.net/chemical/5_3_37153.html)

●
China’s styrene supply has grown from 0.89 million MT in 2002 to 3.806 million MT in 2010, representing a CAGR of 20%. China’s Styrene demand has increased from 2.69 million MT in 2002 to 7.3 million MT in 2010, representing a CAGR of 13%. (data http://chem.chem365.net/Web/jckxx_news/30869.htm, http://static.sse.com.cn/cs/zhs/scfw/gg/ssgs/2010-04-29/600481_20100429_3.pdf  )

●
China’s LPG supply has grown from 12.56 million MT in 2003 to 21.811 million MT in 2011 representing a CAGR of 7.14%. China’s LPG demand has increased from 18.77 million MT in 2003 to 23.64 million MT in 2010, representing a CAGR of 3%. (data source: http://www.oilchem.net:88/coalchem/2_1_2991360.html,)

As a result, China has imported petrochemical products to meet the domestic demand, which is expected to continue for a number of years (source: Publication by Business Monitor International Ltd.: China Petrochemicals Report, Includes 5 Year Forecast to 2014; Q2 2010):

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

Energy required for production of our products consists of water, electricity and steam, the costs of which are attributed to cost of sales rather than operating expense. The supply prices of these energy sources in China have historically been very stable as a result of PRC government policy. Accordingly, the potential impact of changing energy costs to our production is minimal. Following are the costs for water, electricity and stream for the years ended December 31, 2012 and 2011 (amounts in thousands):

	For the Years Ended December 31,
	2012 (Unaudited)	2011 (Unaudited)
Water	$1,337	$904
Electricity	$11,276	$7,486
Steam	$1,497	$4,433

Total energy cost was approximately $14,110 for the fiscal year ended December 31, 2012, which constitutes approximately 1. 9% of sales. Total energy cost was approximately $12,823 in the fiscal year ended December 31, 2011, which constitutes approximately 2% of sales.

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

Copies of Company’s Annual Reports on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are all available at our website (http://www.keyuanpetrochemicals.com/ ) free of charge, within a week after we file same with the SEC or by sending a request for a paper copy to our outside securities counsel: Hunter Taubman Weiss LLP, c/o Keyuan Petrochemicals, Inc., 17 State Street, Suite 2000, New York, NY 10004.

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

We currently buy a majority of our heavy oil, an important component of our products, from three suppliers. Although there are a limited number of suppliers of the particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for the years ended December 31, 2012 and 2011 were approximately $549 million and $377 million, respectively. These purchases represented 78% and 83%, respectively of all of our purchases for the years ended December 31, 2012 and 2011. Our largest supplier, Mercuria Energy Trading PTE Ltd (“Mercuria”), accounted for approximately $473 million and $305 million, or 68% and 67% of total purchases for the years ended December 2012 and 2011, respectively. The form of Fuel Oil Purchase and Sale Contract by and between Mercuria and Ningbo Keyuan is filed herewith as Exhibit 10.48. The material terms of the agreement with Mercuria are summarized as follows: 1) commodity: fuel oil; 2) quantity and quality of the fuel oil are specified according to the specific order; 3) price: USD $732.499/MT; 4) payment shall be made against Mercuria’s commercial invoice, or invoice and LOI; 5) Ningbo Keyuan shall open an irrevocable letter of credit in a format acceptable to Mercuria by a first class international bank. In case the issuing bank of letter of credit cannot be accepted by Mercuria, Mercuria has the right to require Ningbo Keyuan to add confirmation to the letter of credit; 6) Mercuria is not under obligation to deliver or discharge the goods until a letter of credit is in place; 7) title to and risks of the fuel oil shall be passed from Mercuria to Ningbo Keyuan when the fuel oil passes the permanent flange connection of the shore tank at Sinochem Xingzhong Oil Staging (Zhongshan) Co., Ltd’s tanks; and 8) the agreement is governed by laws of England, and any disputes shall be resolved by arbitration in Singapore.

In addition, Mercuria provided short-term financing to us of approximately $29 million during 2012, of which $20 million was included in accounts payable at December 31, 2012 and was repaid in January 21, 2013.   Interest paid for this financing amounted to approximately $0.43 million.  In addition, on December 27, 2012, the supplier provided a non-interest bearing advance of approximately $10 million to the Company, that was repaid in full on January 8, 2013.  The Company believes the short-term financing from  the supplier, which currently makes up a large proportion of our overall financing, has significantly impacted our liquidity by providing additional financing for our operations. The short-term financing is facilitated through the use of available letters of credit and our lines of credit, and enables lower costs of trade financing. We believe that we are in compliance with the terms of letters of credit with the banks and as of the date of this filing have not identified violations of the terms of our letters of credit due to short-term financing from vendors. However, due to the fact that we do not currently have established policies and procedures to provide for a complete and timely analysis of possible contingencies associated with short-term financings from suppliers and the evaluation of legal and regulatory considerations related to those business activities, we cannot assure that a full evaluation will not reveal violations of the terms of letters of credit. We intend to perform an evaluation to ensure full compliance.

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

Our operation may be interrupted by weather conditions and power shutdowns and our operating results may therefore be adversely affected.

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

In November 2011, The Rosen Law Firm filed a class action law suit against us in the United States District Court for the Central District of California. We believe there is no basis to the law suit and intend to defend the law suit vigorously. Moreover, as a result of recent events, including but not limited to the delisting of our stock from the NASDAQ, our failure to file periodic reports as they are due for approximately six months and our failure to comply with certain registration requirements related to common shares underlying our preferred stock and warrants, we may become subject to litigation from shareholders and other investors.  Additionally, we may also become subject to regulatory enforcement actions in either the U.S. and/or China.  If we are forced to defend either a civil law suit brought by outside shareholders or investors and/or a regulatory action, we will be required to expend significant additional funds that could otherwise be utilized for business purposes.  Additionally, defense of such claims will result in management expending additional time and focus in connection with such defense that may materially impact its ability to effectively run our business.
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

There is uncertainty as to the application of Circular 698. For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are no formal declarations with regard to how to decide abuse of form of organization and reasonable commercial purpose, which can be utilized by us to balance if our company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

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

On August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the China Securities Regulatory Commission (the “CSRC”), the State Asset Supervision and Administration Commission (the “SASAC”), the State Administration of Taxation (the “SAT”), the State Administration for Industry and Commerce (the “SAIC”) and SAFE, amended and released the New M&A Rule, which took effect as of September 8, 2006. This regulation, among other things, includes provisions that purport to require that an offshore company formed for purposes of overseas listing of equity interest in PRC companies and controlled directly or indirectly by PRC companies or individuals (an “SPV”) obtain the approval of CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.

The application of the New M&A Rule with respect to overseas listings of SPVs remains unclear.

It is not clear whether the provisions in the new regulation regarding the offshore listing and trading of the securities of a SPV apply to an offshore company such as us which owns equity interests in Ningbo Keyuan and Ningbo Keyuan Petrochemicals. We believe that the M&A Rules and CSRC approval are not required in the context of the share exchange under our transaction because (i) such share exchange is a purely foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations; (ii) at the time of Share Exchange, we were not an SPV formed or controlled by PRC companies or PRC individuals; (iii) Ningbo Keyuan was established as a Sino-foreign joint venture by means of direct investment rather than by merger or acquisition of an existing PRC domestic company ;  (iv) at the time of Share Exchange, we were owned and  controlled by foreigners; and (v) there is no clear requirement in the New M&A Rule that would require an application to be submitted to the MOFCOM or CSRC for the approval of the listing and trading of our common stock on the U.S. security market. However, we cannot be certain that the relevant PRC government agencies, including CSRC, would reach the same conclusion, and we still cannot rule out the possibility that CSRC may deem that the transactions effected by the share exchange circumvented the M&A Rules, the PRC Securities Law and other rules and notices.

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

On November 15, 2011, the Rosen Law Firm filed a class action suit in the United States District Court for the Central District of California, alleging we had violated federal securities laws by issuing materially false and misleading statements and omitting material facts with regard to disclosure of related party transactions and effectiveness of internal controls in past public filings.  The case is currently at the discovery stage and we believe there is no basis to the suit filed by the Rosen Law Firm and intend to contest the case vigorously.

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

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the other reports we file with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements.

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

In September 2011, we completed building a new facility designed for the production of SBS, one of the Styreneic Block Copolymers.  SBS is a product with higher product margin with major applications for the footwear, adhesive, polymer modification and modified asphalt industries. The SBS facility was built on part of the 1.2 million square feet of land for which we obtained the land use right in August 2010 The construction started in September, 2010 and was completed (as planned) in September 2011. We started trial production in October and November, 2011, and one SBS production line began commercial production in December 2011. The design capacity of the SBS facility allows for production of up to 70,000 MT per year.  We expect to generate net profit margins of 10% from our production of SBS once the facility reaches normal production levels. In 2012, the facility achieved a 41% utilization and generated approximately $ 71.0 million in sales and approximately $ 5.97 million of income from operations.

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

c)
Increased the annual production capacity of our ethylbenzene-styrene facility from 80,000 MT to 200,000 MT, among which 120,000 MT can be used for producing synthetic and 80,000 MT can be sold to downstream petrochemical companies. One of the main raw materials, ethylene, can be acquired from the oil catalytic cracking facility. This facility can be considered the bridge between original products and high-value added products and will complete the integration of internal resources;

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

The total cost of additional processing equipment for products refinement and the SSBR production facility is approximately $149.3 million, including $49.8 million for additional processing equipment and $99.5 million for our SSBR production facility. We are currently going through the governmental approval and design phase of the ABS production facility and estimating the related costs.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to gain $945 for the year ended December 31, 2012 and $3,235 for the year ended December 31, 2011, respectively. The equity accounts were translated at historical rates. The average translation rates applied to income statement accounts for the years ended December 31, 2012 and 2011 were RMB 6.30318  and RMB6.45328 to 1.00 U.S. dollar.

Liquidity and Capital Resources

The Company’s financial statements for the years ended December 31, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registration Public Accounting Firm on the Company’s financial statements as of and for the year ended December 31, 2012 includes a going concern explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern.

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Year Ended December 31 (in thousands)
	2012	2011
Net cash provided by (used in) operating activities	$(7,095)	$1,731
Net cash used in investing activities	$(54,417)	$(42,313)
Net cash provided by financing activities	$77,488	$16,934

Net cash used in operating activities was $7,095 for the year ended December 31, 2012 as compared to $ 1,731 provided by operating activities for the same period in 2011.  The decrease in cash provided by operations was primarily due to increases in accounts receivable, inventories, prepayments to suppliers and other current assets, offset by an increase in advances from customers. The Company normally receives cash payment from customers before we deliver the goods. Because we agreed to extend credit to some of our long-term customers with good credit ratings and to deliver product before payment during the third and fourth quarters of 2012, as of December 31, 2012, account receivables was $14,248 (in thousands), compared with $2,226 (in thousands) as of December 31, 2011, an increase of $12,022 or 540%.

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

Mr. Chunfeng Tao, Chairman, President and Chief Executive Officer.  Mr. Chunfeng Tao has been a member of our Board of Directors and the CEO of the Company since April 22, 2010. Mr. Tao has over 20 years’ extensive experience in the petrochemical industry. Between 2008 to 2010,  he served as President of Ningbo Plastics. Between 2005 and 2008, he served as President of Ningbo Hebang Chemical Co., a company with annual revenue of RMB 10 billion which he managed and built to an annual production capacity of 250,000 MT for aromatic and heavy oil cracking products. Between 2002 and 2005, Mr. Tao served as Executive Vice President of Ningbo Daxie Liwan Petrochemicals Co., a company with annual revenue of RMB 6 billion. Under his management, the company’s annual production was increased to 500,000 MT of high grade asphalt. Between 1989 and 2002, Mr. Tao served in various senior management and technical positions at Sinopec Zhenhai Refining & Chemical Co., the largest base for crude oil processing and sour crude oil processing in China, and won over 30 technological innovations, management awards and distinction during his service period. Due to Mr. Tao’s extensive experience in the petrochemical industry, his capacity of strong leadership demonstrated over the years in different companies, and his familiarity with the Company’s daily operation, Mr. Tao’s contribution to the Board as a director and the Chairman is crucial to the functioning of the Board.

Mr. Fan Zhang, Vice President of Accounting & Acting Chief Financial Officer.  On August 20, 2011, Mr. Fan Zhang was appointed as Vice President of Accounting by the Board of the Directors to replace Mr. Weifeng Xue, effective as of August 20, 2011. Before joining the Company, Mr. Zhang was a Finance Director in Ningbo LG Yongxing Chemical Co., Ltd., a Sino-Korean joint venture between Ningbo Yongxing Chemical Investment Co. Ltd., and LG Chemical Co. Ltd., the largest chemical company in Korea. Ningbo LG Yongxing Chemical Co. Ltd is the largest ABS producer in China. Mr. Zhang has more than twelve years experience in financial reporting and controls, tax planning, fund management, ERP operation system management, internal audit and property insurance planning. Mr. Zhang holds a Bachelor degree in Economics from Hangzhou Electronic Technical University.

Mr.Yuxin Xiang, Director. Mr. Yuxin Xiang has been a member of our Board of Directors since September 6, 2012. Mr. Xiang serves as the President of CNX Consulting Inc. which provides financial reporting, asset management and capital transactions services to North American companies, as well as a director and Audit Committee member of five companies listed on the Toronto Stock Exchange (TSX) and TSX Venture Exchange (TSXV). Prior to joining CNX Consulting, Mr. Xiang served as the Chief Financial Officer of IND DairyTech Limited and GobiMin Inc, both listed on TSXV. Mr. Xiang also worked in corporate finance management for several TSX listed companies, including COM DEV International Ltd., ATS Automation Tooling Systems Inc. and CFM Corporation. He holds a Bachelor of Arts Degree from Huazhong University of Science & Technology in China, and a Masters of Business Administration from York University in Canada. Mr. Xiang is a Certified Management Accountant (Ontario) and a Certified Public Accountant (Delaware). Due to Mr. Xiang’s expertise in financial reporting, asset management, corporate finance, accounting and his experience working with public companies, as a director he broadens the areas of expertise of the Company’s Board and provides the management with higher level of scrutiny and proper advice relevant to a public company.

Mr. Dishen Shen, Director.  Mr. Dishen Shen has been a member of our Board of Directors since July 1, 2010. Mr. Shen is a senior petrochemical engineer with nearly 40 years of oil refining and petrochemical industry expertise and management experience and has served in a variety of progressive leadership roles in planning and economic development in Zhejiang Province, focusing primarily on development of the petrochemical industry, and serves today as a member of the People's Committee of Zhejiang Province. Since 2005, he has been serving as a senior counsel for Zhejiang Provincial Association Of Engineering Consultants, the institute providing consulting and administration service. He graduated from Beijing Petroleum Institute with a major in oil refining systems. As a senior petrochemical engineer of oil refining and his expertise in petrochemical industry, Mr. Shen adds to the Board relevant expertise and knowledge which is directly relevant to the Company’s business.

Mr. Xin Yue, Director.  Mr. Xin Yue has been a member of our Board of Directors since July 1, 2010. Mr. Yue currently is co-founder and chief executive officer of Cmark Capital Co., Ltd since 2005. Previously he also co-founded Golden Spider Co., Ltd., and New Shengtong Technology Co., Ltd. Mr. Yue has served as an advisor to several U.S. public companies, such as Tianyin Pharmaceutical Co., Inc. and Jpak Group Inc. and president at a Shanghai subsidiary of Jiubai Group Co., Ltd. He received his Bachelor of Science in Economics and Management at Capital Economic and Trade University and his MBA in Finance from Baruch College at The City University of New York. Mr. Yue’s broad experience as an advisor to U.S. public companies adds to our Board relevant expertise and knowledge about the U.S. capital market, and rules and regulations of U.S. securities laws.

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chunfeng Tao	2012	57,132						57,132
(President, Chief Executive)	2011	28,116	90,772					118,888
	2010	27,836	53,174	55,788				136,825

Aichun Li(2)	2012							Nil
(Former Chief Financial Officer)	2011	125,000						125,000
	2010	97,581		42,771				140,352

Fan Zhang (3)	2012	28,566	4,414					32,980
(Acting Chief Financial Officer)	2011	14,079	13,822					27,902

Jingtao Ma (1)	2012	28,566	15,077					43,643
(Vice President)	2011	25,435	48,555					73,990
	2010	23,602	27,982	42,771				94,355

Weifeng Xue(1)	2012							Nil
(Former VP of Accounting)	2011	15,739						15,739
	2010	23,843	27,711	39,052				90,606

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

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. When deciding the compensation paid to each director, we consider each director’s expertise and contribution to the Board and the Company at the time of their appointment. The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2012, to each of the following named directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Yuxin Xiang	8,000						8,000
Dishen Shen	20,460						20,460
Xin Yue*	0						0
Chunfeng Tao *	0						0

* Mr Tao and Mr Yue have waived their compensation as directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have not entered into any transaction during the last two fiscal years with any director, executive officer, director nominee, 5% or more shareholder, nor have we entered into transaction with any member of the immediate families of the foregoing person (including spouse, parents, children, siblings, and in-laws) or is any such transaction proposed, except as follows:

(A) Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder
Mr. Jicun Wang	Principal stockholder
Mr. Peijun Chen	Principal stockholder
Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang
Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan
Mr. Weifeng Xue	Vice President of Accounting, Ningbo Keyuan through August 2011
Mr. Hengfeng Shou	Former Vice President of Sales, Ningbo Keyuan Petrochemical though November 2011
Ningbo Kewei Investment Co., Ltd. (Ningbo Kewei)	A company controlled by Mr. Chunfeng Tao
Ningbo Pacific Ocean Shipping Co., Ltd. (Ningbo Pacific)	100% ownership by Mr. Jicun Wang
Ningbo Hengfa Metal Product Co., Ltd. (Ningbo Hengfa, former name "Ningbo Tenglong")	100% ownership by Mr. Peijun Chen
Shandong Tengda Stainless Steel Co., Ltd. (Shandong Tengda)	100% ownership by Mr. Peijun Chen
Ningbo Xinhe Logistic Co., Ltd. (Ningbo Xinhe)	10% ownership by Ms. Yushui Huang
Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	Mr. Tao’s mother was a 65% nominee shareholder for Mr. Hu, a third party through September 2011
Ningbo Jiangdong Jihe Construction Materials Store (Jiangdong Jihe)	Controlled by Mr. Xue’s Brother-in-law
Ningbo Wanze Chemical Co., Ltd. (Ningbo Wanze)	Mr. Tao’s sister-in-law is the legal representative
Ningbo Zhenhai Jinchi Petroleum Chemical Co., Ltd. (Zhenhai Jinchi)	Controlled by Mr. Shou

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

(e)	Short-term financing transactions with related parties

	Year Ended December 31
	2012			2011
	From (i)	To(i)	Balance(ii)	From(i)	To(i)	Balance(ii)
	($’000)	($’000)	($’000)	($’000)	($’000)	($’000)
Shandong Tengda	$-	$-	$-	$-	$-	$-
Ningbo Kewei	-	-	-	5,424	(5,424)	-
Ningbo Kunde	-	-	-	5,424	(5,424)	-
Jiangdong Jihe	-	-	-	2,456	(2,341)	-

	$-	$-	$-	$13,303	$(13,188)	$-

(i) Transactions during the year are translated at average exchange rates.
(ii) Balances at year end are translated at the balance sheet exchange rate.

(f)	Amounts due from related parties consist of amounts due from Mr. Tao for advances made for business expenses. These amounts are unsecured, interest free and due on demand.

(g)	At December 31,2012 and 2011, amounts due to related parties consist of balances due to Ningbo Xinhe for services.

(B) Relationships and transactions with certain other parties

The group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd. (Ningbo Litong)	Former 12.75% nominee shareholder of Ningbo Keyuan through September 2011
Ningbo Jiangdong Haikai Construction Materials Store (Jiangdong Haikai)	Controlled by cousin of Mr. Weifeng Xue, former Vice President of Accounting
Ningbo Jiangdong Deze Chemical Co., Ltd. (Jiangdong Deze)	Controlled by cousin of Mr. Weifeng Xue, former Vice President of Accounting
Ningbo Anqi Petrochemical Co., Ltd. (Ningbo Anqi)	Controlled by cousin of Mr. Weifeng Xue, former Vice President of Accounting
Ningbo Kewei Investment Co., Ltd. (Ningbo Kewei)	A related party through September 2011 when control transferred
Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	A related party through September 2011 when control transferred

Transactions and amounts outstanding with these parties for the years ended December 31, 2012 and 2011 are summarized as follows:

	Year ended December 31,
	2012	2011
	($’000)	($’000)

Sales of products (h)	$146,761	$29,637
Purchase of raw material (i)	$41,312	$20,254
Credit line of guarantee for bank borrowings (j)	$365,184	$81,137
Loan guarantee fees (j)	$1,411	$1,243
Short-term financing from these parties (k)	$-	$49,874
Short-term financing to these parties (k)	$-	$47,608
Amounts due to these parties (l)	$-	$2,741
Amounts due from these parties (m)	$28,028	$-
Advances from these parties for sales (n)	$-	$130

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

(i)
The Group purchased raw materials of approximately $26.0 million and $11.6 from Ningbo Litong and Ningbo Kunde during the year ended December 31, 2012. During the year ended December 31, 2011, the Group purchased raw materials of approximately $20.3 million from Ningbo Litong. Amounts payable to Ningbo Litong were nil and approximately $ 2.7 million as of December 31, 2012 and 2011, respectively. The Group purchased raw materials of approximately $3.7 million from Ningbo Kewei during the year ended December 31, 2012

(j)	Guarantees for Bank Loans

	Guarantee provided		Bank Loans Guaranteed
	during the year ended December 31,		as of December 31,
	2012	2011	2012	2011

Ningbo Litong	$103,805	$81,137	$30,710	$61,632
Ningbo Kewei	$261,379	$-	$122,651	$-

Beginning in January 2011, loan guarantee fees of approximately 0.3% of the loan principal guaranteed after January 2011 are to be paid quarterly. Guarantee fees paid to Ningbo Litong and Ningbo Kewei (as a certain other party) were approximately $0.7 million for the year ended December 31, 2012. Guarantee fees paid to Ningbo Litong and Ningbo Kewei were approximately $1.0 million and $0.2 million for the year ended December 31, 2011, respectively.
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

10.40
Translation copy of Right pledge contract by and between Ningbo Keyuan Plastics Co., Ltd and Agriculture bank of China co.ltd beilun economic zone branch dated November 29, 2012 (incorporated by reference as to the Exhibit 10.40 of the Registrant’s Form S-1 filed on June 5, 2013)

10.41
Translation copy of Maximum Guarantee Agreement by and between Litong Petrochemical Co.ltd Ningbo and Bank of Shanghai, Ningbo branch dated November 28, 2012 (incorporated by reference as to the Exhibit 10.41 of the Registrant’s Form S-1 filed on June 5, 2013)

10.42
Translation copy of pledge contract by and between Ningbo Keyuan Plastics Co., Ltd and China Merchants Bank,Ningbo branch dated December 19, 2012 (incorporated by reference as to the Exhibit 10.42 of the Registrant’s Form S-1 filed on June 5, 2013)

10.43
Translation copy of right pledge contract by and between Ningbo Keyuan Plastics Co., Ltd and China Construction bank stock co.ltd Ningbo Beilun Branch dated November 15, 2012 (incorporated by reference as to the Exhibit 10.43 of the Registrant’s Form S-1 filed on June 5, 2013)

10.44
Translation copy of Trust receipt loan contract by and between Ningbo Keyuan Plastics Co., Ltd and China Construction bank stock co.ltd Ningbo Beilun Branch dated November 15, 2012 (incorporated by reference as to the Exhibit 10.44 of the Registrant’s Form S-1 filed on June 5, 2013)

10.45
Translation copy of General agreement on Maximum amount of Import and Export Financing by and between Ningbo Keyuan Plastics Co., Ltd and Bank of Ningbo co.ltd, Baizhang branch (incorporated by reference as to the Exhibit 10.45 of the Registrant’s Form S-1 filed on June 5, 2013)

10.46
Translation copy of Right pledge contract by and between Ningbo Keyuan Plastics Co., Ltd and Shanghai Pudong development Bank, Ningbo Ximen Branch dated December 21, 2012 (incorporated by reference as to the Exhibit 10.46 of the Registrant’s Form S-1 filed on June 5, 2013)

10.47
Translation copy of The Maximum Mortgage contract of Rights to Maritime Space by and between Ningbo Keyuan Plastics Co., Ltd and Shanghai Pudong development Bank, Ningbo Ximen Branch (incorporated by reference as to the Exhibit 10.47 of the Registrant’s Form S-1 filed on June 5, 2013)

10.48	Form of Fuel Oil Purchase and Sale Contract by and between Ningbo Keyuan Plastics Co., Ltd and Mercuria Energy Trading PTE Ltd. (Filed herewith.)
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2013

Keyuan Petrochemicals, Inc.

By:	/s/ Chunfeng Tao
Chunfeng Tao CHAIRMAN AND CHIEF EXECUTIVE OFFICER

By:	/s/Fan Zhang
Fan Zhang
Vice Preident of Accounting / Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chunfeng Tao	Chairman, President, Chief Executive Officer and Director	August 29, 2013
Chunfeng Tao

/s/Fan Zhang	Vice President of Accounting/ Acting Chief Financial Officer	August 29, 2013
Fan Zhang

/s/Yuxin Xiang	Director, Audit Committee Chairman and Compensation Committee Chairman	August 29, 2013
Yuxin Xiang

/s/ Dishen Shen	Director	August 29, 2013
Dishen Shen

/s/Xin Yue	Director	August 29, 2013
Xin Yue