Form 10-Q
period 2013-06-30
Keyuan Petrochemicals, Inc.
filed 2013-10-01
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of September 30, 2013, the Registrant has 57,646,160 shares of common stock outstanding and 5,333,340 shares of Series B Preferred Stock outstanding.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company,” “Keyuan” “we,” “us” or “our” are references to the combined business of Keyuan Petrochemicals, Inc. and its consolidated subsidiaries.  References to “Sinotech Group” are references to our wholly-owned subsidiary, Sinotech Group Limited, previously known as Keyuan International Group Limited”; references to “Keyuan HK” are references to our wholly-owned subsidiary, Keyuan Group Limited; references to “Ningbo Keyuan” are references to our wholly-owned subsidiary, Ningbo Keyuan Plastics Co., Ltd.; references to “Ningbo Keyuan Petrochemicals” are to our wholly-owned subsidiary, Ningbo Keyuan Petrochemicals Co., Ltd; references to “Keyuan Synthetic Rubbers” are references to our wholly-owned subsidiary, Ningbo Keyuan Synthetic Rubbers Co., Ltd.; references to “Guangxi Keyuan” are references to our wholly-owned subsidiary, Guangxi Keyuan New Materials Co., Ltd. References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

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

PART I – FINANCIAL INFORMATION

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	Note	June 30, 2013	December 31, 2012
		(Unaudited)
ASSETS
Current assets:
Cash		$2,309	$23,378
Pledged bank deposits		296,407	201,252
Bills receivable		12,254	3,968
Accounts receivable		10,475	14,248
Inventories	3	56,053	48,634
Prepayments to suppliers		31,402	23,476
Consumption tax refund receivable	4	93,674	51,334
Amounts due from related parties	13	295	40
Other current assets	5	54,395	56,320
Deferred income tax assets	9	1,762	2,801
Total current assets		559,026	425,451

Property, plant and equipment, net		253,033	227,603
Intangible assets, net		855	880
Land use rights		10,694	10,708
VAT recoverable		2,568	2,232

Total assets		$826,176	$666,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank borrowings	6	$475,614	$295,146
Bills payable		148,327	102,650
Accounts payable		81,846	130,387
Advances from customers		6,117	24,405
Accrued expenses and other payables		24,895	26,833
Income tax payable	9	-	2,344
Dividends payable		2,382	2,382
Amounts due to related parties	13	-	479
Total liabilities, all current		739,181	584,626

Series B convertible preferred stock:
Par value:$0.001; Authorized: 8000,000 shares issued and outstanding: 5,333,340 shares, liquidation preference $20,250		16,452	16,452
Commitments and contingencies	8	-	-

Stockholders’ equity:
Common stock:
Par value: $0.001; Authorized: 100,000,000 shares Issued and outstanding: 57,464,160 shares as at June 30, 2013 and December 31, 2012		58	58
Additional paid-in capital		51,350	50,653
Statutory reserve		4,074	4,071
Accumulated other comprehensive income		9,122	7,491
Retained earnings		5,939	3,523
Total stockholders’ equity		70,543	65,796

Total liabilities and stockholders’ equity		$826,176	$666,874

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$94,257	$184,426	$303,811	$367,750
Cost of sales	91,628	178,006	292,360	351,857
Gross profit	2,629	6,420	11,451	15,893

Selling expenses	236	388	403	641
General and administration expenses	2,621	2,657	5,591	5,267
Total operating expenses	2,857	3,045	5,994	5,908

(Loss) income from operations	(228)	3,375	5,457	9,985

Other income (expense):
Interest income	3,151	1,883	3,902	2,822
Interest expense	(7,045)	(2,930)	(10,441)	(7,309)
Foreign exchange gain (loss), net	4,652	(543)	6,205	(364)
Other (expense) income, net	(715)	147	(1,095)	(217)
Total other income (expense), net	43	(1,443)	(1,429)	(5,068)

(Loss) income before income taxes	(185)	1,932	4,028	4,917
Income tax expense	312	870	1,607	2,010
Net (loss) income attributable to Keyuan Petrochemicals Inc. stockholders	(497)	1,062	2,421	2,907
Dividends to Series B convertible preferred stockholders	-	-	-	-

Net (loss) income attributable to Keyuan Petrochemicals Inc. common stockholders	$(497)	$1,062	$2,421	$2,907

Net (loss) income attributable to Keyuan Petrochemicals Inc. stockholders	$(497)	$1,062	$2,421	$2,907

Other comprehensive income:
Foreign currency translation adjustment	1,101	131	1,632	708
Comprehensive income	$604	$1,193	$4,053	$3,615

Earnings (loss) per share:
Attributable to common stock:
-Basic	$(0.01)	$0.02	$0.04	$0.05
-Diluted	$(0.01)	$0.02	$0.04	$0.05

Weighted average number of shares of common stock used in calculation:
-Basic	57,646,160	57,646,160	57,646,160	57,646,160
-Diluted	57,646,160	62,979,500	62,979,500	62,979,500

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands, except share data)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,421	$2,907
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,047	5,452
Amortization	48	54
Land use rights amortization	234	226
Deferred income tax (benefit) expense	1,086	-
Share-based compensation expense	764	819
Changes in operating assets and liabilities:
Bills receivable	(8,116)	(1,727)
Accounts receivable	3,988	2,244
Inventories	(6,339)	(33,864)
Prepayments to suppliers	(7,645)	(25,882)
Consumption tax refund receivable	(40,834)	(50,875)
Other current assets	3,359	(16,566)
Accounts payable	(19,970)	(18,462)
Advances (to) from customers	(18,593)	29,342
Income taxes payable	(2,595)	880
Accrued expenses and other payables	(646)	(1,483)
Net cash used in operating activities	(86,791)	(106,935)

Cash flows from investing activities:
Purchase of property, plant and equipment	(28,318)	(21,296)
Net cash used in investing activities	(28,318)	(21,296)

Cash flow from financing activities:
Pledged bank deposits used for bank borrowings	(90,005)	(82,489)
Proceeds from short-term bank borrowings	646,075	457,866
Repayment of short-term bank borrowings	(504,884)	(291,149)
Proceeds from bank notes	130,724	111,379
Repayments of bank notes	(87,644)	(64,059)
Net cash provided by financing activities	94,266	131,548

Effect of foreign currency exchange rate changes on cash	(226)	(763)

Net (decrease) increase in cash	(21,069)	2,554

Cash at beginning of period	23,378	7,325
Cash at end of period	$2,309	$9,879

Supplemental disclosure of cash flow information:
Income tax paid	$3,056	$1,029
Interest paid, net of capitalized interest	$10,441	$589
Non cash investing and financing activities:
Payable for purchase of property, plant and equipment (net of VAT)	$6,068	$4,434

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

(b) Other Events

In 2011, the Company’s former auditor, KPMG, LLP (“KPMG”), brought certain issues to the Company’s Audit Committee’s attention through a March 28, 2011 memorandum and an April 18, 2011 letter (collectively, the “KPMG Memoranda”). KPMG requested that the Company’s Audit Committee conduct an independent investigation (the “Independent Investigation”) into those issues. On March 31, 2011, the Audit Committee elected to commence such Independent Investigation and engaged the services of independent counsel, Pillsbury Winthrop Shaw Pittman LLP (“Pillsbury”), which in turn engaged the services of Deloitte Financial Advisory Services LLP (“Deloitte”), as independent forensic accountants, and King& Wood, as Audit Committee counsel in the PRC. Pillsbury, Deloitte and King & Wood are collectively referred to herein as the “Investigation Team”. On September 28, 2011, the Independent Investigation was completed. The Independent Investigation identified possible violations of PRC laws and U.S. Securities laws, including the maintenance of an off-balance sheet cash account that was used primarily to pay service providers and other Company-related expenses. Total activity in the off-balance sheet cash account amounted to approximately $800,000 through December 31, 2010, with a net income statement effect of approximately $12,000, and $400,000 of activity in the off-balance sheet cash account for the period from January 1, 2011 to March 31, 2011, with a net income statement effect of approximately $192,000, at which time the Company ceased its use. The Independent Investigation identified certain other issues that could result in potential violations of PRC or U.S. laws.

On October 7, 2011, trading of the Company’s common stock was delisted by NASDAQ, and is currently quoted on the Over-the- Counter Bulletin Board (symbol: KEYP).

On March 1, 2013, the Company reached a settlement in a case filed by the United States Securities and Exchange Commission on February 28, 2013 in the United States District Court for the District of Columbia against the Company, alleging the Company violated Section 17(a)(2) and 17(a)(3) of the Securities Act of 1933, Section 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 12b-20 and 13a-13 there under the settlement terms and without admitting or denying the allegation of the complaint, the Company will pay a $1 million civil penalty and will be permanently enjoined from violating certain securities law. On July 2, 2013, final judgment was issued by the United District Court for the District of Columbia approving the settlement and the Company paid the penalty of $1 million on July 9, 2013.

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

(c) Going concern and management’s plans

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported net income and cash flows used in operations of approximately $2.42 million and $86.8 million, respectively for the six months ended June 30, 2013 and a net loss and cash flows used in operations of approximately $5.85 million and $7.1 million, respectively for the year ended December 31, 2012. At June 30, 2013 and December 31, 2012, the Company had a working capital deficit of approximately $180 million and $159 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company continues to finance its operations primarily through short-term bank borrowings. Short-term bank borrowings and bills payable amounted to approximately $624 million at June 30, 2013. Management expects that short-term bank financing will continue to be available through at least June 30, 2014.

The Company continues to benefit from favorable PRC tax policies related to consumption tax (Note 4) of approximately $93.7 million which was refundable at June 30, 2013. Approximately $67.7 million was refunded in July 2013 and management expects that additional consumption tax deposits of approximately $34 million will be refunded in the second half of 2013.

The Company is expanding its production line to include Styrene-Ethylene-Butylene-Styrene (“SEBS”). Management expects production and sale of SEBS to commence in December 2013, and that SEBS will yield a higher gross margin than some of the Company’s current products.

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

Change in Accounting Estimate:

During January 2013, management performed an assessment of the useful lives of certain machinery and equipment. In evaluating the useful lives, management considered the historical life of the assets, operational strategy, and related functionality. Management concluded that machinery and equipment would remain in service longer than the depreciable life assigned. Effective February 1, 2013, the Group changed the time period over which it depreciates machinery and equipment to 20 years from 15 years. Management believes that this change more clearly and appropriately reflects the state of the machinery and equipment and thus, will more reasonably and accurately report the value of the machinery and equipment on the balance sheet. This change is being accounted for as a change in estimate. This change in estimate resulted in a reduction of depreciation expense of approximately $ 0.7 million and $ 1.7 million for the three and six months ended June 30, 2013, respectively.

3          INVENTORIES

Inventories consist of the following:

	June 30, 2013	December 31, 2012
	($’000)	($’000)
	(Unaudited)
Raw materials	$25,219	$26,433
Finished goods	29,929	21,701
Work-in-process	905	500

Total	$56,053	$48,634

4         CONSUMPTION TAX REFUND RECEIVABLE

The PRC government enacted a regulation that provides that domestically purchased heavy oil to be used for producing ethylene and aromatics products are exempt from consumption tax. In addition, the consumption tax paid for imported heavy oil is to be refunded if it is used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for the production of ethylene and aromatics products, the Group recognizes a consumption tax refund receivable when the consumption tax has been paid and the relevant heavy oils have been used for production. At June 30, 2013 and December 31, 2012, the Group recorded an estimated consumption tax refund amounting to approximately $93.7 million and $51.3 million, respectively.

In July 2013, a refund of approximately $67.7 million was received, and a refund of $34 million is expected to be approved and received in the second half of 2013.

5         OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2013	December 31, 2012
	($’000)	($’000)
	(Unaudited)
VAT recoverable	$48,605	$31,751
Customs deposits for imported inventories	1,399	21,648
Other	4,391	2,921

	$54,395	$56,320

Management estimates the deductible input VAT using vendor contracts, engineering and other estimates, as well as historical experience. Approximately $2.6 million and $2.2 million were included in non-current assets as of June 30, 2013 and December 31, 2012, respectively.

Customs deposits for imported inventories represent amounts paid to the local customs office in connection with the import of raw materials inventories. Upon approval by the customs authorities, these amounts become refundable by the local tax authority and are reclassified as consumption tax refund receivable (Note 4).

6         SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	June 30, 2013	December 31, 2012
	($’000)	($’000)
	(Unaudited)
Bank borrowings-secured/guaranteed	$475,614	$295,146

As of June 30, 2013, short−term bank borrowings carried a weighted average interest rate of 6.25% (2012: 6.21%) for bank loans in RMB; and a weighted average interest rate of 2.52% (2012: 3.97%) for bank loans in USD, and had maturity terms ranging from two to twelve months and interest rates ranging from 1.0% to 7.2% (2012: 1.37% to 7.93%).

As of June 30, 2013, approximately $26 million included in short term bank borrowings was payable to Shanghai Pudong Development Bank, and was secured by a one-year fixed term deposit and pledged deposits with a carrying amount of $19 million. In addition, as of June 30 2013, $60 million payable to Bank of China was secured by a one-year fixed term deposit with a carrying amount of $36 million; $65 million payable to China Construction Bank was secured by a one-year fixed term deposit with a carrying amount of $65 million; $3 million payable to Agricultural Bank of China was secured by a one-year fixed term deposit with a carrying amount of $3 million; $3 million payable to Bank of Shanghai was secured by a one-year fixed deposit with a carrying amount of $3 million; $4 million payable to Bank of Communication was secured by a one-year fixed deposit with a carrying amount of $4 million; and $5 million payable to Guangdong Development Bank was secured by a one-year fixed deposit with a carrying amount of $5 million. Furthermore, $16 million payable to Pin An Bank was secured by a one-year fixed deposit with a carrying amount of $16 million. Among the rest of the Group's short-term borrowings, as of June 30, 2013, $259 million was guaranteed by related party and third-party entities and individuals, and $35 million was secured by the Group’s land, buildings and equipment with a carrying amount of $92 million.

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

(iii) 700,000 stock options to employees with a contractual term of 5 years. The exercise price of these stock options was $4.50 per share and the grant-date fair value of these stock options amounted to approximately $1.3 million. These stock options vest over three years as follows: 30% shall vest and become exercisable one year after the grant date, 40% shall vest and become exercisable two years after the grant date and 30% shall vest and become exercisable three years after the grant date. 600,000 of these stock options were cancelled. As compensation for such cancellation, the Company committed to pay these employees incremental cash payments during the period through August 2013. The fair value of the committed cash payment at the date of commitment was approximately $0.4 million and no incremental compensation cost resulted from the cancellation of these stock options. Included in accrued expenses and other payables are approximately $0.2 million and $0.3million representing the liability related to the committed cash payment as of June 30, 2013 and December 31, 2012, respectively.

There were no share options granted during the six months ended June 30, 2013.

As of June 30, 2013, unrecognized compensation cost related to employee stock options was not significant.

8         COMMITMENTS AND CONTINGENCIES

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

In addition, the Group had outstanding Letter’s of Credit as of June 30, 2013 of approximately $148 million.

9         INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate for the three months and six months ended June 30, 2013 was approximately (169%) and 40%.

The Company’s actual income tax rate for the six months ended June 30, 2013 was approximately 40%. Tax losses were incurred in different jurisdictions for the six months ended June 30, 2013, which resulted in a higher effective tax rate for the period The Company paid income taxes of approximately $1.6 million and $3.1 million, respectively during the three months and six months ended June 30, 2013.

10        EARNING (LOSS) PER SHARE

The following table sets forth the computation of basic net income per share:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share:
Net (loss) income attributable to Keyuan Petrochemicals, Inc. stockholders	$(497)	$1,062	$2,421	$2,907
Fixed dividends to Series B convertible Preferred stockholders	-	-	-	-

Net (loss) income contributable to Keyuan Petrochemicals Inc. common stockholders	$(497)	$1,062	$2,421	$2,907

Weighted average common share (Denominator for basic income per share)	57,646,160	57,646,160	57,646,160	57,646,160

Effect of diluted securities:
-Series A convertible preferred stock	-	-
-Series B convertible preferred stock	-	5,333,340	5,333,340	5,333,340
-Series M convertible preferred stock	-	-	-	-
-Warrants	-	-	-	-
-Options	-	-	-	-
	57,646,160	62,979,500	62,979,500	62,979,500

Basic net loss per share:	$(0.01)	$0.02	$0.04	$0.05
Diluted net loss per share:	$(0.01)	$0.02	$0.04	$0.05

The following table represents the warrants and options excluded from the calculation of diluted earnings per share:

	June 30, 2013	June 30, 2012
Warrants	4,396,118	4,396,118
Options	3,490,000	3,490,000

11        FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and 2012.

The fair values of cash, pledged bank deposits, bills receivable, accounts receivable, short-term bank borrowings, bills payable, and accounts payable approximate their respective carrying amounts due to their short-term nature. Amounts due to related parties are not practicable to estimate due to the related party nature of the underlying transactions.

12       SIGNIFICANT CONCENTRATIONS AND RISKS

At June 30, 2013 and December 31, 2012, the Group held cash and pledged bank deposits in financial institutions of approximately $299 million and $225 million, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region, which management believes have high credit ratings.

As of June 30, 2013, sales to major customers, which individually exceeded 10% of the Group’s total net revenue, were as follows:

Three months ended June 30, 2013			Three months ended June 30, 2012
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales
	($’000)			($’000)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Customer A	$11,738	13%	Customer B	$40,695	21%
Customer B	$9,694	10%

Six months ended June 30, 2013			Six months ended June 30, 2012
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales
	($’000)			($’000)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Customer A	$38,024	13%	Customer A	$52,844	14%
Customer B	$29,168	10%

The Group currently buys a majority of its heavy oil, an important component of its products, from three suppliers. Although there are a limited number of suppliers of the particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for the three months ended June 30, 2013 and 2012 were approximately $67 million and $155 million, respectively. These purchases represented 64% and 83%, respectively of all of the Group’s purchases for each of the three months ended June 30, 2013 and 2012. Purchases (net of VAT) from the largest three suppliers for the six months ended June 30, 2013 and 2012 were $246 million and $275 million, respectively. These purchases represented 80% of all of the Group’s purchases for the six months ended June 30, 2013 and 2012, respectively. The Company’s largest supplier accounted for approximately $52 million and $148 million, or 50% and 72% of total purchases for the three months ended June 30, 2013 and 2012, respectively. The Company’s largest supplier accounted for approximately $187 million and $237 million, or 61% and 70% of total purchases for the six months ended June 30, 2013 and 2012, respectively.

The Company commenced trading of heavy oil in April 2013. For the three months ended June 30, 2013, the trading of heavy oil consists of purchases of approximately $140.9 million and sales of approximately $140.53 million, resulting in a trading loss of $0.37 million which loss is recorded in other income (expenses).

In addition, We had short-term financings from our supplier from June to December, 2012, which was fully repaid in May 2013.  We are not currently aware of any terms of letter of credit with banks which may be violated as a result of our supplier’s providing us with short-term financings.

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

Related party transactions and amounts outstanding with the related parties as of and for the three and six months ended June 30, 2013 and 2012, are summarized as follows:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Purchase of transportation services (a)	$413	$1,105	$1,041	$1,666
Loan guarantee fee (b)	$19	$113	$42	$204

	June 30, 2013	December 31, 2012
	($’000)	($’000)
	(Unaudited)	(Unaudited)

Amounts due from related parties (c)	$295	$40
Amounts due to related parties(d)	$-	$479

(a)
The Group purchased transportation services of approximately $0.4 million and $1.1 million from Ningbo Xinhe during each of the three months ended June 30, 2013 and 2012, respectively. The Group purchased transportation services of $1.04 million and $1.7 million from Ningbo Xinhe during the six months ended June 30, 2013 and 2012, respectively.

(b)	Guarantees for Bank Loans

	Guarantee provided during three months ended June 30,		Bank loans Guaranteed as of
	2013	2012	June 30, 2013	December 31, 2012
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)
Mr. Tao	$-	$-	$-	$15,840
Jicun Wang and Sumei Chen	-	-	-	1,899
Ningbo Pacific	-	-	43,579	23,976
Total	$-	$-	$43,579	$41,715

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. During the three months ended June 30, 2013 and 2012, loan guarantee fees were approximately $0.02 million and $0.1 million for Ningbo Pacific, respectively. During the six months ended June 30, 2013 and 2012, loan guarantee fees were $0.04 million and $0.2 million for Ningbo Pacific, respectively.

(c)	Amounts due from related parties consist of the following.

	June 30, 2013	December 31, 2012
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Ningbo Xinhe (Prepaid transportation expenses)	$246	$-
Mr. Chunfeng Tao	49	40
Total	$295	$40

(d)	Amounts due to related parties consist of the following.

	June 30, 2013	December 31, 2012
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Ningbo Xinhe	$-	$479

(B) Relationships and transactions with certain other parties

The Group has following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd (Ningbo Litong)	Former 12.75% nominee shareholder of Ningbo Keyuan
Ningbo Anqi Petrochemical Co., Ltd (Ningbo Anqi)	A related party through September 2011 when control transferred
Ningbo Kewei Investment Co., Ltd. (Ningbo Kewei)	A related party through September 2011 when control transferred
Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	A related party through September 2011 when control transferred

Transactions and amounts outstanding with these parties for the three months ended June 30, 2013 and 2012 were summarized as follows:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales of products (e)	$8,809	$47,734	$50,129	$70,021
Purchase of raw materials (f)	$7,987	$21,942	$34,703	$22,358
Guarantee for bank borrowings (g)	$94,405	$141,062	$94,405	$161,688
Loan guarantee fees (g)	$575	$382	$1,092	$742

	June 30, 2013	December 31, 2012
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Amounts due to these parties (h)	$953	$-
Amounts due from these parties(i)	$23,614	$28,028

(e)
The Group sold finished products of approximately $1.8 million and $7 million to Ningbo Litong during the three months ended June 30, 2013 and 2012, respectively and sold finished products of approximately $7.0 million and $41 million to Ningbo Kunde during the three months ended June 30, 2013 and 2012, respectively. The Group sold finished products of approximately $12.1 million and $17 million to Ningbo Litong, during the six months ended June 30, 2013 and 2012, respectively. The Group sold finished products of approximately $38.0 million and $53 million to Kunde during the six months ended June 30, 2013 and 2012, respectively.

(f)
During the three months ended June 30, 2013, the Group purchased raw materials of nil and approximately $8.0 million from Kunde and Kewei, respectively. During the three months ended June 30, 2012, the Group purchased raw material of $8.8 million and $13.1 million from Ningbo Litong and Ningbo Kunde, respectively. During the six months ended June 30, 2013, the Group purchased raw materials of approximately $2.7 million and $32.0 million from Kunde and Kewei, respectively. During the six months ended June 30, 2012, the Group purchased raw materials of approximately $9.2 million and $13.1 million from Ningbo Litong and Ningbo Kunde, respectively.

(g)	Guarantees for Bank Loans

	Guarantee provided during the three months ended June 30,		Guarantee provided during the six months ended June 30,
	2013	2012	2013	2012
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ningbo Litong	$62,056	$30,000	$62,056	$50,626
Ningbo Kewei	32,056	111,062	32,056	111,062
Total	$94,112	$141,062	$94,112	$161,688

	Bank loans Guaranteed as of
	June 30, 2013	December 31, 2012
	($’000)	($’000)
	(Unaudited)

Ningbo Litong	$145,422	$30,710
Ningbo Kewei	166,549	122,651
Total	$311,971	$153,361

Beginning in January 2011, loan guarantee fees of approximately 0.3% of the loan principal guaranteed after January 2011 are to be paid quarterly. Guarantee fees paid to Litong and Kewei were approximately $0.24 million and $0.34 million for the three months ended June 30, 2013, respectively. In the three months ended June 30, 2012, loan guarantee fees were $0.18 million and $0.2 million to Ningbo Litong and Ningbo Kewei, respectively. Guarantee fees paid to Ningbo Litong and Ningbo Kewei were approximately $0.47 million and $0.62 million for the six months ended June 30, 2013. In the six months ended June 30, 2012, loan guarantee fees were $0.37 million and $0.37 million for Ningbo Litong and Ningbo Kunde, respectively.

(h)	At June 30, 2013, amounts due to certain other parties consist of amounts due to Kewei of approximately $1.0 million.

(i)
At June 30, 3013, amounts due from certain other parties consist of amounts due from Litong, Kunde and Kewei of $2.6 million, $4.3 million and $16.7 million, respectively. These amounts are included in accounts receivable and prepayments to suppliers on the consolidated balance sheet.

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

Prior to June 2012, the Company had one operating segment, the Petrochemicals Segment. The segment information in the following tables reflects the establishment of the Rubber Segment for the three and six months ended June 30, 2013.

	Three months ended June 30, 2013
	Petrochemical	Rubber	Total
	($'000)	($'000)	($'000)
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$78,479	$15,778	$94,257
(Loss) income from operations	$(1,806)	1,578	$(228)
Total assets	$723,342	$102,834	$826,176

	Six months ended June 30, 2013
	Petrochemical	Rubber	Total
	($'000)	($'000)	($'000)
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$260,073	$43,738	$303,811
(Loss) income from operations	$(2,143)	$7,600	$5,457
Total assets	$723,342	$102,834	$826,176

15       SUBSEQUENT EVENTS

On September 24, 2013, the Company and Dragon State International Limited (“Dragon State”) agreed to amend certain terms in the Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock, Series C Warrant and Series D Warrant (the “Amendments”), which were issued pursuant to the Securities Purchase Agreement dated September 28, 2010.

Pursuant to the Amendments, i) the date of Maturity (a.k.a. the date of Mandatory Conversion) of the Series B Convertible Preferred Stock was extended from September 28, 2013 to September 28, 2014; ii) the term of the Series C Warrant was extended from three years to four years and expire on September 28, 2014; and iii) the term of the Series D Warrant was extended from three years to four years and expire on September 28, 2014.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Keyuan  for the six months ended June 30, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

Overview

Operating through our wholly-owned subsidiaries, Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”), Ningbo Keyuan Petrochemicals Co., Ltd (“Ningbo Keyuan Petrochemicals”), Keyuan Synthetic Rubbers Co., Ltd (“Keyuan Synthetic Rubbers”) and Guangxi Keyuan Co., Ltd (“Guangxi Keyuan”), our operations include (i) a production facility with an annual petrochemical production capacity of 720,000 metric tons (MT) of a variety of petrochemical products, (ii) facilities for the storage and loading of raw materials and finished goods, and (iii) a manufacturing technology that can support our manufacturing process with relatively low raw material costs and high utilization and yields, all of which are led by a management team consisting of petrochemical experts with proven track records from some of China’s largest state-owned enterprises in the petrochemical industry.

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

In January 2012, we signed a cooperation agreement with Fangchenggang City to build a new petrochemicals production facility, Guangxi Keyuan New Materials Industrial Park, in Guangxi Province (the "Guangxi Project"). Once the facility is fully operational, it is expected to have an annual production capacity of 400,000 metric tons of Acrylonitrile Butadiene Styrene ("ABS") and related products. As of the date of this filing, we have been focused on the complex pre-construction government approval work and on research to improve the efficiency of the production of Guangxi Project since the signing of the agreement.

On August 9, 2013, we received approval for the Guangxi Project from the local government of Fangchengang City. On August 28, 2013, the project’s opening ceremony was held to officially announce the commencement of engineering and building construction for the project. Currently we are focusing on land leveling and preliminary investigation for foundation piling. We expect the facilities could commence operation by the end of 2014 if it progresses according to our schedule.

Our organization chart is as follows:

Chunfeng Tao
100%
Apex Smart Limited BVI
Peijun Chen
100%
Chance Brilliant Holdings Limited
Muxia Duan
100%
Harvest Point Limited
Brian Pak Lun Mok
Xin Yue
2/3
1/3
Strategic Synergy Limited
68.864%
20.57%
3.334%
7.022%
Delight Reward Limited
82.50%
Keyuan Petrochemicals, INC
100%
Sinotech Group Limited
100%
Keyuan Group Limited (Hong Kong)
Outside China
Inside China
100%
100%
25%
Ningbo Keyuan Petrochemical
Ningbo Keyuan Plastics
75%
Guangxi Keyuan New Materials
100%
Ningbo Keyuan Synthetic Rubbers

Our Facility and Equipment

Facility

As of June 30, 2013, we have invested a total of approximately $38  million in the construction and improvement of our production facility. Our current production facility encompasses approximately 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired the land use right of an additional 1.2 million square feet of land in August 2010 for our future expansion.

We have a total of 100,000 MT of storage capacity, consisting of 50,000 MT of storage capacity for raw materials and 50,000 MT for finished products. As a part of our expansion plan, we intend to add 80,000 MT of new storage capacity in 2013, after which our total storage capacity will be 180,000 MT. The Company entered into the first phase of construction of the new storage capacity in August 2012, and approximately 34,000 MT of new capacity has been completed through June 2013. The project is currently in the anti-rust treatment and commissioning stage.

We have an on-site ocean shipping dock with 5,000 MT of shipping capacity and a 10-truck loading facility. Approximately 90% of our feedstock and finished products use this shipping dock. We also have adjacent access to another shipping dock with an additional 50,000 MT of shipping capacity.

Equipment

Our major processing equipment includes the following:

●
Heavy oil catalytic pyrolysis processing equipment - risers/generators/precipitators, fuel gas boilers, fractionating tower, absorbing re-absorbing and desorbing towers, heat exchangers, pumps, and a stabilizing tower;

●	Gas fractionation processing equipment - de-propanizing tower, refining propylene tower, de-ethanizination tower, heat exchangers, and pumps;

●
Ethylbenzene processing equipment - alkylation reactor, anti-alkylation reactor, dehydrogenation reactor, propylene absorbing tower, de-ethylene tower, ethylbenzene recovering tower, heating furnace for benzene, heating furnace for gas, steam overheating furnace, tail gas compressor, and washing tower; and

●	Liquefied petroleum gas (LPG) and sulfur recovery process - LPG desulfurization extraction tower, dry gas desulfurization tower, regenerating tower, and LPG de-mecaptan extraction tower.

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

In September 2011, we completed building a new facility designed for producing Styrene-Butadience-Styrene (the “SBS”), one of the Styreneic Block Copolymers.  SBS is a product with higher product margin with significant applications in the footwear, adhesive, polymer modification and modified asphalt industries. The SBS facility was built on part of the 1.2 million square feet of land for which we obtained the right of use in August 2010. The construction started in September 2010 and was completed as scheduled in September 2011. One SBS production line began commercial production in December 2011 and the second line began commercial production in August 2012.  The designed capacity of the SBS facility allows for production of up to 70,000 metric tons per year.   The SBS facility achieved a 41% utilization rate in 2012, as the first full year of production, and generated approximately $71.1 million in sales and $7.7 million in profit. We expect to generate net profit margins of 10% from our production of SBS once the facility reaches normal production levels, which means the actual production volume reach more than 80% of the design capacity. However, market conditions, the volatility of feedstock and SBS product prices can significantly impact the estimated profitability and we cannot guaranty that our SBS production will reach more than 80% of the design capacity in the near future.

The following chart depicts our main product’s production capacity for the six months ended June 30, 2013:

Breakdown of the total capability of 277,845  (MT) for main products for the six months ended June 30, 2013

Other than the utilization rate for SBS facility discussed above, the utilization rates for our other facilities are as follows:

●	styrene production: 75%;
●	propylene: 92%;
●	LPG: 76%;
●	BTX Aromatic: 80%; and
●	MTBE & others: 47%

Most of our facilities have been operating since 2009, so the current utilization rates for each product (except for the newly developed SBS) has been optimized to achieve stable output, less raw material cost and less equipment maintenance. We also made slight adjustments to the utilization rate for the BTX Aromatic facility to reduce the output to achieve more stable production conditions. We have been working on existing equipment upgrades to achieve increased stabilized production. However, in order to develop our business to meet increasing customer demands, optimizing the utilization rates for our current facilities is not adequate to achieve our goals. More specifically, the increasing market demand in tire and auto parts has resulted in increasing market demand for styrene, ABS and SSBR; and higher requirements related to environmental protection imposed by the PRC government has led to higher demand for transformer oil and catalytic cracking oil. Based on these market trends, rather than focusing on optimizing our current utilization rates for our different facilities, we have been focusing on the following improvements to our infrastructure to expand our manufacturing capacity:

a)
an ABS production facility in Guangxi Province, which will have an annual production capacity of 400,000 MT of ABS. The Company began pre-construction activities in February 2012, and we are currently in the process of doing land leveling and investigation for foundation piling. The first phase is expected to be completed by the end of 2014, at which time our facilities could commence operation;

b)
an oil catalytic cracking processing facility as an extension of our catalytic pyrolysis processing equipment, as well as the feed way of the main raw materials to produce synthetic rubber. This facility can reduce production costs and the market risk in the purchase of raw materials, and improve the stability and efficiency of project production to 200,000 MT of heavy oil per year;

c)
an increased annual design capacity of our ethylene-styrene facility from 80,000 MT to 200,000 MT, among which 120,000 MT can be used for producing synthetic and 80,000 MT can be sold to downstream petrochemical companies. Ethylene-styrene is the main raw material (e.g. Bezene) from the catalytic cracking oil processing facility to produce styrene. This facility can be considered the bridge between original products and high-value added products and will complete the integration of internal resources;

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

We registered our catalytic oil processing facility and transformer oil plant with the Ningbo local government in February 2013.  The foundation piling work was completed in July 2013 and as of the date of this filing we have also completed 20% of pipe installation.  We expect the catalytic oil processing facility to be completed and operational in late 2013, at which time we will be able to produce medical use and edible products such as tubes and chewing gum.

The total estimated cost of processing equipment for product refinement and the SSBR production facility is approximately $149.3 million, including $49.8 million for processing equipment and $99.5 million for the SSBR production facility. We are currently going through the design phase of the ABS production facility and estimating the related costs.  Upon full completion of our expansion, our total production capacity will reach 2,443,000 MT per year including, but not limited to, our current petrochemical production of 720,000 MT, styrene of 200,000 MT, catalytic cracking oil of 200,000 MT, ABS of 400,000 MT, SSBR of 150,000 MT and transformer oil of 100,000 MT. The following chart depicts the breakdown of our planned production capacity of 2,443,000 MT.

Capacity Breakdown after expansion projects (a total of 2,443,000 MT)

We are currently evaluating the timeline for our expansion projects. Our current estimate is as follows:

Expansion Project	Expected Completion Date
Oil Catalytic Processing Facility	End of Q4, 2013
Ethylene-Styrene Facility	End of Q4, 2014
Transformer Oil Facility	End of Q4, 2014
SSBR production facility	End of Q4, 2015
ABS Production Facility	End of Q4, 2014

Manufacturing and Sales

Our total production of finished products was 89,728 MT for the three months ended June 30, 2013, and we generated $94 million in revenue based on the sale of 85,999 MT of petrochemical products.

Our total production of finished products was 277,845 MT for the six months end June 30, 2013, and we generated $304 million in revenue based on the sales of 270,580 MT of petrochemical products.

During the second quarter of 2013, we experienced production interruptions as a result of the thorough inspection and maintenance of our production facilities. This routine maintenance is generally conducted every two years, depending on the conditions of the facilities. As of June 5, 2013, we had lost a total of 40 days equating to approximately 98,000 tons of production, and approximately $110 million of revenues.

Results of Operations

The following table sets forth information from our statements of comprehensive income for the three and six months ended June 30, 2013 and 2012.

Comparison of the three and six months ended in June 30, 2013 and 2012 (in thousands)

	For the three months		Year to Year Comparison		For the six months		Year to Year Comparison
	Ended June 30,		Increase	Percentage	Ended June 30,		Increase	Percentage
	2013	2012	/(Decrease)	change	2013	2012	/(Decrease)	change

sales	$94,257	184,426	(90,169)	(48.89	303,811	367,750	(63,940)	(17.39)%
Cost of sales	91,628	178,006	(86,378)	(48,53)%	292,360	351,857	(59,497)	(16.91)%

Gross profit	2,629	6,420	(3,791)	(59.05)%	11,451	15,893	(4,442)	(27.95)%

Operating expenses
Selling expenses	236	388	(152)	(39.18)%	403	641	(238)	(37.13)%
General and administrative expenses	2,621	2,657	(36)	(1.35)%	5,591	5,267	324	6.15%
Total operating expenses	2,857	3,045	(188)	(6.17)%	5,994	5,908	86	1.45%

Income (Loss) from operations	(228)	3,375	(3,603)	(106.76)%	5,457	9,985	(4,528)	(45.35)%

Other income (expenses):
Interest income:	3,151	1,883	1,268	67.34%	3,902	2,822	1,080	38.27%
Interest expense, net	(7,045)	(2,930)	4,115	(140.44)%	(10,441)	(7,309)	3,132	42.85%
Foreign exchange gain (loss), net	4,652	(543)	5,195	(956.72)%	6,205	(364)	6,569	(1804.67)%
Non-operating income (expenses)	(715)	147	(862)	(586.39)%	(1,095)	(217)	(878)	404.61%
Total other (expenses) Income	43	(1,443)	1,486	(102.98)%	(1,429)	(5,068)	3,639	(71.80)%

Income(loss) before income taxes	(185)	1,932	(2,117)	(109.58)%	4,028	4,917	(889)	(18.08)%
Income tax expense	312	870	(558)	(64.14)%	1,607	2,010	(403)	(20.05)%
(Loss) Net Income	(497)	1,062	(1,559)	(146.80)%	2,421	2,907	(486)	(16.72)%
Other comprehensive income
Foreign currency translation adjustment	1,101	131	970	740.46%	1,632	708	924	130.51%
Comprehensive income (loss)	$604	$1,193	$(589)	(49.37)%	$4,053	$3,615	$438	12.11%

Sales: Our sales for the three months ended June 30, 2013 were approximately $94 million, compared to $184 million for the three months ended June 30, 2012, a decrease of $90 million, or 48.89%. The substantial decrease was mainly due to the decrease in sales volume as a result of production interruptions in the quarter, which resulted in 98,000 metric tons of lost production. Production interruptions were caused by a 40-day facilities shutdown for thorough routine inspection and maintenance that generally occurs every two years. During the three months ended June 30, 2013, we sold 85,999 metric tons of petrochemical products at an average price of $1,096 per metric ton, compared to 169,107 metric tons of petrochemical products at an average price of $1,091 per metric ton in the three months ended June 30, 2012. This represents a decrease of approximately 49%   in overall products sold.

Sales for the six months ended June 30, 2013 were approximately $304 million, compared to $368 million for the six months ended June 30, 2012, a decrease of $64 million, or 17%. The substantial decrease in our sales was due to the 40-day facilities shutdown for thorough routine inspection and maintenance that generally occurs every two years. There was no significant change in the average selling prices for the six months ended June 30, 2013 ($1,123 per ton) and the average selling prices for the six months ended June 30, 2012 ($1,125 per ton).

Cost of Sales: Our overall cost of sales was approximately $92  million for the three months ended June 30, 2013, or 97% of sales, as compared to approximately $178 million, or 96 % of sales for the three months ended June 30, 2012. Our cost of sales are primarily composed of the costs of direct raw materials (mainly heavy oil, benzene, butadiene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase in the percentage of cost of sales was mainly due to the routine maintenance cost that occurred during the period and also the higher unit cost of $1,065 per ton for the three months ended June 30, 2013 as compared to unit cost of $1,053 per ton for the three months ended June 30, 2012.

Our overall cost of sales was approximately $292 million for the six months ended June 30, 2013, or 96% of sales, as compared to approximately $352 million, or 96% of sales for the six months ended June 30, 2012.  In the six months ended June 30, 2013, our average cost of finished product was $1,080 per metric ton, as compared to $ 1,076 per metric ton in the six months ended June 30, 2012, a slight increase of 0.4%.

Energy required for production of our products consists of water, electricity and steam, the costs of which are attributed to cost of sales rather than operating expense. The supply prices of these energy sources in China have historically been very stable as a result of PRC government policy. Accordingly, the potential impact of changing energy costs to our production is minimal. Following are the costs for water, electricity and stream for the three months ended June 30, 2013 and 2012 (amounts in thousands):

	For the Six Months Ended June 30,
	2013 (Unaudited)	2012 (Unaudited)
Water	685	631
Electricity	5,763	4,874
Steam	-	1,498

Total energy cost was approximately $6,448 for the six months ended June 30, 2013, which constitutes approximately 2.1% of sales. Total energy cost was approximately $7,003 for the three months ended June 30, 2012, which constitutes approximately 1. 9% of sales.

Gross Profit: Gross profit for the three months ended June 30, 2013 was approximately $2.6 million as compared to $6.420 million for the comparable period in 2012, a decrease of approximately $3.8 million, or 59.06%. The decrease was mainly due to the increased maintenance fees and fixed costs during the period as a result of production suspension.

Gross profit for the six months ended June 30, 2013 was approximately $11 million as compared to $16 million for the comparable period in 2012. Our gross margin decreased from 4.4% for the six months ended June 30, 2012 to 3.6 % for the six months ended June 30, 2013.  The main reason for the decrease in the gross margin is mainly due to the lost production, increased unit cost and lower selling prices.

Operating Expenses:  Operating expenses, including selling expenses, and general and administrative expenses, were approximately $2.9 million, or 3% of sales for the three months ended June 30, 2013, as compared to $3.0 million, or 1.65% of sales for the comparable period in 2012, a slight decrease of approximately $0.19 million or 6.19%. The decrease was mainly due to overall decreases in all expenses as a result of lower sales during the shutdown period.

Operating expenses, including selling expenses and general and administrative expenses, were approximately $6 million, or 2 % of sales for the six months ended June 30, 2013, as compared to $5.9 million, or 1.6% of sales for the comparable period in 2012, an increase of approximately $0.1 million. The increase in the expenses was due to general increases in welfare expenses and taxes.

Interest Income/Expense (net): For the three months ended June 30, 2013, interest income and interest expense were approximately $3.1 million and $7million, respectively; as compared to interest income and interest expense of approximately $1.8 million and $2.9 million, respectively, for the comparable period in 2012. The increase in interest income / expense was mainly due to the more borrowings and deposits in the period.

For the six months ended June 30, 2013, interest income and interest expense were approximately $3.9 million and $10.4 million, respectively, as compared to interest income and interest expense of approximately $2.8 million and $9.4 million, respectively, for the comparable period in 2012. The increase in interest income / expense was mainly due to the increased borrowings and deposits.

Net loss: Net Loss was approximately $0.5 million for the three months ended June 30, 2013, as compared to net income of approximately $1.1 million in the same period in 2012, a decrease of $1.6 million, or 147%. This decrease was mainly due to the lower of sales for the three months ended June 30, 2013, compared to the same period of 2012 and increased borrowings.

Net income was approximately $2.4 million for the six months ended June 30, 2013, as compared to approximately $2.9 million in the same period in 2012, a decrease of $ 0.5 million, or 16.7%. This decrease was mainly due to the decrease of production and sales in 2013, compared to the same period of 2012.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income and amounted to $1.1 million for the three months ended June 30, 2013. The balance sheet amounts at June 30, 2013 and 2012, with the exception of equity, were translated at RMB 6.1728 and RMB 6.3091 to 1.00 U.S. dollar respectively. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the three months ended June 30, 2013 and 2012 were RMB 6.20232 and RMB 6.30915, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2013 (Unaudited)	2012 (Unaudited)
Net cash used in operating activities	(86,791)	(106,935)
Net cash used in investing activities	(28,318)	(21,296)
Net cash provided by financing activities	94,266	131,548

Net cash used in operating activities was approximately $86.8 million for the six months ended June 30, 2013, as compared approximately $107 million for the same period in 2012. There were no significant changes for the net cash used in operating activities in the comparable period for 2013 and 2012.

Net cash used in investing activities was approximately $28.3 million and $21.3 million for the six months ended June 30, 2013 and 2012, respectively. Net cash used in investing activities was primarily focused on payments for the infrastructure construction and the expansion of our facility. As we move forward with our expansion, it is expected that net cash used in investing activities will be consistent throughout 2013.

Net cash provided by financing activities amounted to approximately $94.2 million for the six months ended June 30, 2013, compared with approximately $131.5 million for the same period in 2012. For the six months ended June 30, 2013, net cash provided by financing activities was primarily through  bank borrowings.

The Company’s consolidated financial statements for the three and six months ended June 30, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

The Company commenced trading of heavy oil in April 2013. For the three months ended June 30, 2013, the trading of heavy oil consists of purchases of approximately $140.9 million and sales of approximately $140.53 million, resulting in a trading loss of $0.37 million which loss is recorded in other income (expenses).

In order to operate our business efficiently, we rely primarily on short-term bank financings to fund the purchase of raw materials.  As of June 30, 2013, we had approximately $476 million of short-term bank borrowing. Short-term bank borrowings and bills payable were approximately $397.8 million as of December 31, 2012, and have increased to approximately $443 million as of March 31, 2013, and continued to increase to $530 million at the end of September 2013. The Company believes the short-term financing, which currently makes up a large proportion of our overall financing, has significantly impacted our liquidity by providing additional financing for our operations.

If one or more of these banks revoke their line of credit or fail to renew such line of credit when it is due, it would impact our capacity to continue to purchase raw materials in the amounts necessary to continue production at our current capacity.  Management expects that short-term bank financing will continue to be available through at least the end of June 30, 2014.   In addition, our major raw materials supplier provided short-term financing to us of approximately $29 million during 2012, of which $20 million was included in accounts payable as of December 31, 2012 and was repaid on January 21, 2013. Interest paid for this financing amounted to approximately $0.43 million. In addition, on December 27, 2012, the supplier provided the Company a non-interest bearing advance of approximately $10 million, which was repaid in full on January 8, 2013.  Of the total amount of short-term financing of $800 million during 2012, approximately $39 million including $29 million short-term financing and $10 million non-interest bearing advance was from our major supplier. All of the short-term financings from the supplier  in 2012 were fully repaid by the end of May 2013, and there were no such subsequent financings from our supplier.

The short-term financings were facilitated through the use of available letters of credit and our lines of credit with our banks, and facilitates lower costs of  financing.  We are not currently aware of any terms of letters of credit with banks which may be violated as a result of our supplier’s providing us with short-term financings.

In addition, the Company is closely monitoring its cash balances, cash needs and expense levels.

Consumption Tax Refund

The PRC government enacted a regulation that provides that domestically purchased heavy oil to be used for producing ethylene and aromatics products would be exempted from a consumption tax. In addition, the consumption tax paid for imported heavy oil would be refunded if it was used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for the production of ethylene and aromatics products, the Group recognizes a consumption tax refund receivable when the consumption tax has been paid and the relevant heavy oils have been used for production. As of June 30, 2013 and December 31, 2012, the Company recorded an estimated consumption tax refund amounting to approximately $93.7 million and $51.3 million, respectively.

In July 2013, a refund of approximately $67.7 million was received by the Company, and a refund of $34 million is expected to be approved and received in the second half of 2013.

Bank Loans

We have entered into loan agreements with our primary lenders, Bank of China, China Construction Bank, Agricultural Bank of China, etc. under which we have term loans. As of June 30, 2013, we had an aggregate principal amount of approximately $476 million in bank loans outstanding under the loan agreements, with maturity dates from July 2013 to June 2014 and interest rates from 1.1% to 7.2% per annum.

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

As of June 30, 2013, 62% of our bank loans (approximately USD $293 million) were guaranteed by our related parties. Usually, a guaranty agreement is executed among a third party, a lender and us pursuant to a credit line approved by the lender. Though different lenders use different forms for loan guaranty agreements, loan guaranty agreements usually contain substantially similar terms. According to a loan guaranty agreement, the guarantor is jointly liable for all our debts to the lender under the corresponding loan agreements and the lender can bring legal action against the guarantor for damages in the event there is a default or breach of any loan agreement under the credit line. The guaranty is independent of any loan agreement under the credit line and irrevocable. In addition, if the credit line is extended or renewed, a written consent from the guarantor is required. Otherwise, the guarantor is only liable for loans under loan agreements that were executed during the original term of the credit line. Beginning in January 2011, certain individual loan guarantors, some of whom are related parties, were paid a monthly fee of approximately 0.3% of the outstanding loan balances as compensation for their guarantees. Through December 31, 2010, no compensation was paid in respect of these guarantees. During the three and six months ended June 30, 2013 and 2012, expenses related to loan guarantee fees were approximately $0.6 million and $0.15 million, and $1.1 million and $0.95 million, respectively. As of June 30, 2013, there were $1.13 million of accrued and unpaid guarantee fees. Historically, all debts have been repaid by the Company in a timely manner. All short-term bank loans are revolving loans whose terms (at the due date of payment) are generally extended by the lender. As of June 30, 2013, we were in compliance with the terms of our loan agreements. As such, management expects most unpaid loan balances will be extended at their due dates. Depending on our capital needs, the Company evaluates whether to apply for additional long-term bank loans. The Company currently has sufficient lines of credit with its banks for both short-term and long-term borrowings.

We are working on refining our manufacturing capacity to include ABS facility, an oil catalytic cracking processing facility, an increased annual design capacity of ethylene-styrene facility to 200,000 MT, a transformer oil facility and a SSBR production facility. The total cost of additional processing equipment for products refinement and SSBR production facility is approximately $149.3 million, including $49.8 million for additional processing equipment and $99.5 million for our SSBR production facility. We have acquired the governmental approval and we are currently going through the design phase of the ABS production facility and estimating the related costs. We plan to fund this proposed expansion through debt financing, cash from operations, proceeds from prior financings, warrant exercises, and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to increase our production capacity and to expand our business could be adversely affected.

Loan guarantees provided by certain other parties during the three and six months ended June 30, 2013 and 2012 are as follows:

(a)	Guarantees for Bank Loans

	Guarantee provided during for three months ended June 30,		Bank loans Guaranteed as of
	2013	2012	June 30, 2013	December 31, 2012
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Mr. Tao	-	-	-	$15,840
Jicun Wang and Sumei Chen	-	-	-	$1,899
Ningbo Pacific	-	-	$43,579	$23,976
Total	-	-	$43,579	$41,715

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. During the three months ended June 30, 2013 and 2012, loan guarantee fees were approximately $0.02 million and $0.08 million for Ningbo Pacific, respectively. During the six months ended June 30, 2013 and 2012, loan guarantee fees were $0.04 million and $0.01 million for Ningbo Pacific, respectively.

(b)	Amounts due from related parties consist of the following.

	June 30, 2013	December 31, 2012
	($’000)	($’000)

Ningbo Xinhe	246	-
Mr. Chunfeng Tao	49	40
Total	295	40

(c)	Amounts due to related parties consist of the following.

	June 30, 2013	December 31, 2012
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Ningbo Xinhe	$-	$479

(d)	Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship

Mr. Chunfeng Tao	Majority stockholder

Mr. Jicun Wang	Principal stockholder

Mr. Peijun Chen	Principal stockholder

Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang

Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan

Ningbo Pacific Ocean Shipping Co., Ltd	100% ownership by Mr. Wang
(Ningbo Pacific)

Ningbo Xinhe Logistic Co., Ltd	10% ownership by Ms. Huang
(Ningbo Xinhe)

Ningbo Kunde Petrochemical Co, Ltd.	Mr. Tao’s mother was a 65% nominee shareholder
(Ningbo Kunde)	for Mr. Hu, a third party through September 2011

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

(b) Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the year ended December 31, 2012, management determined that our internal control environment is not properly designed due to the existence of certain material weaknesses and that it did not operate effectively to ensure that the Company’s financial statements (and related financial statement disclosures) were prepared in accordance with US generally accepted accounting principles (US GAAP).  We have established a number of remediation measures, which we believe will remediate the material weaknesses identified, if such measures are effectively implemented and maintained. As of the end of the period covered by the report, we continue the process of implementing and maintaining the remediation measures, but we cannot assure when or if we will be able to successfully implement these remedial measures.  For more information regarding our controls and procedures, please refer to Item 9A. Controls and Procedures in our Annual Report on Form 10-K for fiscal year ended December 31, 2012, filed with the SEC on June 6, 2013.

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

On November 15, 2011, the Rosen Law Firm filed a class action suit, alleging we had violated federal securities laws by issuing materially false and misleading statements and omitting material facts with regard to disclosure of related party transactions and effectiveness of internal controls in past public filings.  The case is currently at the discovery stage, originally located in the United States District Court for the Central District of California and currently been transferred to United States District Court for the Southern District of New York. We believe there is no basis to the suit filed by the Rosen Law Firm and intend to contest the case vigorously.

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

(c)            Not Applicable

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

3.2	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2010)
3.3	Amended Bylaws of Keyuan Petrochemicals, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 7, 2010)
4.1	Certificate of Designation of Rights and Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on April 28, 2010)
4.2	Certificate of Designation of Rights and Preferences of Series M Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 28, 2010)
4.3	Certificate of Designation of Rights and Preference of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 30, 2010)
4.4	Amendment to Certificate of Designations, Rights and Preference of Series B Preferred Stock (Incorporated by reference to Exhibit 99.1 of the Registration’s Form 8-K filed on September 25, 2013)
4.5	Amendment to Series C Warrant and Series D Warrant (Incorporated by reference to Exhibit 99.2 of the Registration’s Form 8-K filed on September 25, 2013)
10.1 *	Translation copy of Inward Bills Contract by and between Ningbo Keyuan Plastics Co., Ltd and Bank of China Inc., Beilun Branch dated April 9, 2013
10.2 *	Translation copy of Inward Bills Contract by and between Ningbo Keyuan Plastics Co., Ltd and Bank of China Inc., Beilun Branch dated April 10, 2013
10.3	Translation copy of Inward Bills Contract by and between Ningbo Keyuan Plastics Co., Ltd and Bank of China Inc., Beilun Branch dated June 13, 2013
10.4 *	Translation copy of Inward Bills Contract by and between Ningbo Keyuan Plastics Co., Ltd and Bank of China Inc., Beilun Branch dated June 19, 2013
31.1 *	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 1, 2013	Keyuan Petrochemicals, Inc.

	By:	/s/ Chunfeng Tao
Chunfeng Tao
Chief Executive Officer & President

	By:	/s/ Fan Zhang
Fan Zhang Acting Chief Financial Officer/Vice President of Accounting