Form 10-Q
period 2013-09-30
Keyuan Petrochemicals, Inc.
filed 2013-11-15
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, the Registrant has 57,646,160 shares of common stock outstanding and 5,333,340 shares of Series B Preferred Stock outstanding.

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

 PART I – FINANCIAL INFORMATION

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	Note	September 30, 2013	December 31, 2012
		(Unaudited)
ASSETS
Current assets:
Cash		$23,614	$23,378
Pledged bank deposits		353,131	201,252
Bills receivable		9,332	3,968
Accounts receivable		12,760	14,248
Inventories	3	64,632	48,634
Prepayments to suppliers		51,905	23,476
Consumption tax refund receivable	4	31,057	51,334
Amounts due from related parties	14	1,113	40
Other current assets	5	60,000	56,320
Deferred income tax assets	10	2,142	2,801
Total current assets		609,686	425,451

Property, plant and equipment, net		262,249	227,603
Intangible assets, net		1,019	880
Land use rights		10,734	10,708
VAT recoverable		2,343	2,232

Total assets		$886,031	$666,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank borrowings	6	$416,131	$295,146
Bills payable		273,886	102,650
Accounts payable		52,794	130,387
Advances from customers		33,597	24,405
Accrued expenses and other payables		15,809	26,833
Income tax payable	10	1,034	2,344
Dividends payable		2,382	2,382
Amounts due to related parties	14	-	479
Total liabilities, all current		795,633	584,626

Series B convertible preferred stock: Par value:$0.001; Authorized: 8000,000 shares issued and outstanding: 5,333,340 shares, liquidation preference $20,250		16,868	16,452
Commitments and contingencies	9	-	-

Stockholders’ equity:
Common stock: Par value: $0.001; Authorized: 100,000,000 shares Issued and outstanding: 57,464,160 shares as at September 30, 2013 and December 31, 2012		58	58
Additional paid-in capital		51,556	50,653
Statutory reserve		4,076	4,071
Accumulated other comprehensive income		9,660	7,491
Retained earnings		8,180	3,523
Total stockholders’ equity		73,530	65,796

Total liabilities and stockholders’ equity		$886,031	$666,874

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$150,286	$164,347	$453,775	$532,098
Cost of sales	140,030	160,472	432,389	512,330
Gross profit	10,256	3,875	21,386	19,768

Selling expenses	466	251	869	892
General and administration expenses	3,397	2,127	8,988	7,394
Total operating expenses	3,863	2,378	9,857	8,286

Income from operations	6,393	1,497	11,529	11,482

Other income (expense):
Interest income	2,461	1,519	6,363	4,341
Interest expense	(4,481)	(5,864)	(14,601)	(13,173)
Foreign exchange gain (loss) , net	1,044	331	7,249	(33)
Other (expense) income, net	(1,342)	(5,439)	(2,437)	(5,656)
Total other (expense) income, net	(2,318)	(9,453)	(3,426)	(14,521)

Income (loss) before income taxes	4,075	(7,956)	8,103	(3,039)
Income tax expense (benefit)	1,284	(1,018)	2,891	991
Net Income (loss) attributable to Keyuan Petrochemicals Inc. stockholders	2,791	(6,938)	5,212	(4,030)
Dividends to Series B convertible preferred stockholders	548	-	548	-
Net Income (loss) attributable to Keyuan Petrochemicals Inc. common stockholders	$2,243	$(6,938)	$4,664	$(4,030)

Net Income (loss) attributable to Keyuan Petrochemicals Inc. stockholders	$2,791	$(6,938)	$5,212	$(4,030)

Other comprehensive income:
Foreign currency translation adjustment	538	(827)	2,170	(697)
Comprehensive income (loss)	$3,329	$(7,765)	$7,382	$(4,727)

Earnings (loss) per share:
Attributable to common stockholders:
-Basic	$0.04	$(0.12)	$0.08	$(0.07)
-Diluted	$0.04	$(0.12)	$0.08	$(0.07)
Weighted average number of shares of common stock used in calculation:
-Basic	57,646,160	57,646,160	57,646,160	57,646,160
-Diluted	62,979,500	57,646,160	62,979,500	57,646,160

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands, except share data)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$5,212	$(4,030)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	8,865	7,341
Amortization	85	80
Land use rights amortization	344	339
Deferred income tax	726	(467)
Share-based compensation expense	871	1,206
Changes in operating assets and liabilities:
Bills receivable	(5,191)	951
Accounts receivable	1,735	(181)
Inventories	(14,496)	(30,166)
Prepayments to suppliers	(27,494)	(13,211)
Consumption tax refund receivable	21,397	18,882
Other current assets	(1,892)	(6,491)
Accounts payable	(48,482)	(54,641)
Account payable – related parties	(1,537)	(625)
Advances from (to) customers	8,424	23,526
Income taxes payable	(1,356)	57
Accrued expenses and other payables	(4,202)	(2,134)
Net cash used in operating activities	(56,991)	(59,564)

Cash flows from investing activities:
Purchase of property, plant and equipment	(44,765)	(27,415)
Net cash used in investing activities	(44,765)	(27,415)

Cash flow from financing activities:
Pledged bank deposits used for bank borrowings	(144,593)	(43,821)
Proceeds from short-term bank borrowings	860,430	663,720
Repayment of short-term bank borrowings	(780,146)	(565,967)
Proceeds from bank notes	340,186	172,787
Repayments of bank notes	(173,839)	(129,313)
Repayment of long term bank borrowings	-	(9,670)
Net cash provided by financing activities	102,038	87,736

Effect of foreign currency exchange rate changes on cash	(46)	(826)

Net increase (decrease) in cash	236	(69)

Cash at beginning of period	23,378	7,325
Cash at end of period	$23,614	$7,256

Supplemental disclosure of cash flow information:
Income tax paid	$3,521	$1,821
Interest paid, net of capitalized interest	$15,497	$9,265
Non cash investing and financing activities:
Payable for purchase of property, plant and equipment (net of VAT)	$8,938	$8,816

See accompanying notes to the consolidated financial statements.

1       ORGANIZATION AND NATURE OF BUSINESS, RECENT EVENTS, AND GOING CONCERN AND MANAGEMENT’S PLANS

(a) Organization and Nature of business

Keyuan Petrochemicals, Inc. (the “Company”) was incorporated in the State of Texas on May 4, 2004 in the former name of Silver Pearl Enterprises, Inc. The Company, through its wholly-owned subsidiary, Sinotech Group Limited, formerly Keyuan International Group Limited (“Keyuan International”) and its indirect subsidiaries, Keyuan Group Limited (“Keyuan HK”), Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”), Ningbo Keyuan Petrochemicals Co., Ltd. (“Ningbo Keyuan Petrochemicals”), Ningbo Keyuan Synthetic Rubbers Co., Ltd. (“Ningbo Keyuan Synthetic Rubbers”), and Guangxi Keyuan New Materials Co., Ltd. (“Guangxi Keyuan”) (collectively referred herein below as “the Group” ) are engaged in the manufacture and sale of petrochemical and rubber products in the People’s Republic of China (“PRC”).

(b) Other Events

In 2011, the Company’s former auditor, KPMG, LLP (“KPMG”), brought certain issues to the Company’s Audit Committee’s attention through a March 28, 2011 memorandum and an April 18, 2011 letter (collectively, the “KPMG Memoranda”). KPMG requested that the Company’s Audit Committee conduct an independent investigation (the “Independent Investigation”) into those issues. On March 31, 2011, the Audit Committee elected to commence such Independent Investigation and engaged the services of an independent counsel, Pillsbury Winthrop Shaw Pittman LLP (“Pillsbury”), which in turn engaged the services of Deloitte Financial Advisory Services LLP (“Deloitte”), as independent forensic accountants, and King& Wood, as Audit Committee counsel in the PRC. Pillsbury, Deloitte and King & Wood are collectively referred to herein as the “Investigation Team”. On September 28, 2011, the Independent Investigation was completed. The Independent Investigation identified possible violations of PRC laws and U.S. Securities laws, including the maintenance of an off-balance sheet cash account that was used primarily to pay service providers and other Company-related expenses. Total activity in the off-balance sheet cash account amounted to approximately $800,000 through December 31, 2010, with a net income statement effect of approximately $12,000, and $400,000 of activity in the off-balance sheet cash account for the period from January 1, 2011 to March 31, 2011, with a net income statement effect of approximately $192,000, at which time the Company ceased its use. The Independent Investigation identified certain other issues that could result in potential violations of PRC or U.S. laws.

On October 7, 2011, trading of the Company’s common stock was delisted by NASDAQ, and is currently quoted on the Over-the- Counter Bulletin Board (symbol: KEYP).

On March 1, 2013, the Company reached a settlement in a case filed by the United States Securities and Exchange Commission on February 28, 2013 in the United States District Court for the District of Columbia against the Company, alleging the Company violated Section 17(a)(2) and 17(a)(3) of the Securities Act of 1933, Section 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 12b-20 and 13a-13. Without admitting or denying the allegation of the complaint, the Company paid a $1 million civil penalty and is permanently enjoined from violating certain securities laws. On July 2, 2013, final judgment was issued by the United District Court for the District of Columbia approving the settlement and the Company paid the penalty of $1 million on July 9, 2013.

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

(c) Going concern and management’s plans

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported net income and cash flows used in operations of approximately $5.2 million and $57 million, respectively, for the nine months ended September 30, 2013 and a net loss and cash flows used in operations of approximately $4.03 million and $59.6 million, respectively, for the nine months ended September 30, 2012. At September 30, 2013 and December 31, 2012, the Company had a working capital deficit of approximately $186 million and $159 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company continues to finance its operations primarily through short-term bank borrowings. Short-term bank borrowings and bills payable amounted to approximately $690 million at September 30, 2013. Management expects that short-term bank financing will continue to be available through at least September 30, 2014.

The Company continues to benefit from favorable PRC tax policies related to consumption tax (Note 4) approximately $31.1 million of which was refundable at September 30, 2013. Approximately $8.6 million and $5.4 million was refunded in September and October 2013, respectively, and management expects that additional consumption tax deposits of approximately $8.15 million will be refunded in November 2013.

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

Change in Accounting Estimate:

During January 2013, management performed an assessment of the useful lives of certain machinery and equipment. In evaluating the useful lives, management considered the historical life of the assets, operational strategy, and related functionality. Management concluded that machinery and equipment would remain in service longer than the depreciable life assigned. Effective February 1, 2013, the Group changed the time period over which it depreciates machinery and equipment to 20 years from 15 years. Management believes that this change more clearly and appropriately reflects the state of the machinery and equipment and thus, will more reasonably and accurately report the value of the machinery and equipment on the balance sheet. This change is being accounted for as a change in estimate. This change in estimate resulted in a reduction of depreciation expense of approximately $0.7 million and $1.8 million for the three and nine months ended September 30, 2013, respectively.

3       INVENTORIES

Inventories consist of the following:

	September 30	December 31,
	2013	2012
	($’000)	($’000)
	(Unaudited)
Raw materials	$24,255	$26,433
Finished goods	38,790	21,701
Work-in-process	1,587	500

Total	$64,632	$48,634

4       CONSUMPTION TAX REFUND RECEIVABLE

The PRC government enacted a regulation that provides that domestically purchased heavy oil to be used for producing ethylene and aromatics products are exempt from consumption tax. In addition, the consumption tax paid for imported heavy oil is to be refunded if it is used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for the production of ethylene and aromatics products, the Group recognizes a consumption tax refund receivable when the consumption tax has been paid and the relevant heavy oils have been used for production. At September 30, 2013 and December 31, 2012, the Group recorded an estimated consumption tax refund amounting to approximately $31.1 million and $51.3 million, respectively.

Refunds of approximately $8.6 million and $5.4 million were received in September and October 2013, respectively, and a refund of $8.15 million is expected to be approved and received in November 2013.

5       OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30 2013	December 31, 2012
	($’000)	$(’000)
	(Unaudited)
VAT recoverable	$49,468	$31,751
Customs deposits for imported inventories	5,777	21,648
Other	4,755	2,921

	$60,000	$56,320

Management estimates the deductible input VAT using vendor contracts, engineering and other estimates, as well as historical experience. Approximately $2.3 million and $2.2 million were included in non-current assets as of September 30, 2013 and December 31, 2012, respectively.

Customs deposits for imported inventories represent amounts paid to the local customs office in connection with the import of raw materials inventories. Upon approval by the customs authorities, these amounts become refundable by the local tax authority and are reclassified as consumption tax refund receivable (Note 4).

6       SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	September 30, 2013	December 31, 2012
	($’000)	($’000)
	(Unaudited)

Bank borrowings-secured/guaranteed	$416,131	$295,146

As of September 30, 2013, short−term bank borrowings carried a weighted average interest rate of 5.86% (2012: 6.21%) for bank loans in RMB; and a weighted average interest rate of 2.72% (2012: 3.97%) for bank loans in USD, and had maturity terms ranging from two to twelve months and interest rates ranging from 1.0% to 7.2% (2012: 1.37% to 7.93%).

As of September 30, 2013, approximately $23 million included in short term bank borrowings was payable to Shanghai Pudong Development Bank, and was secured by a one-year fixed term deposit and pledged deposits with a carrying amount of $16 million. In addition, as of September 30, 2013, $77 million payable to Bank of China was secured by a one-year fixed term deposit with a carrying amount of $92 million; $54 million payable to China Construction Bank was secured by a one-year fixed term deposit with a carrying amount of $54 million; $3 million payable to Agricultural Bank of China was secured by a one-year fixed term deposit with a carrying amount of $3 million; $3 million payable to Bank of Shanghai was secured by a one-year fixed term deposit with a carrying amount of $3 million; $7 million payable to Bank of Communication was secured by a one-year fixed term deposit with a carrying amount of $7 million; and $5 million payable to Guangdong Development Bank was secured by a one-year fixed term deposit with a carrying amount of $5 million. Furthermore, $22 million payable to Pin An Bank was secured by a one-year fixed term deposit with a carrying amount of $23 million; $8 million payable to the Bank of Ningbo was secured by a one-year fixed term deposit with a carrying amount of $10 million; $19 million payable to China Merchant Bank was secured by a one-year fixed term deposit with a carrying amount of $19 million. Among the rest of the Group's short-term borrowing, as of September 30, 2013, $171 million was guaranteed by related party and third-party entities and individuals, and $24 million was secured by the Group’s land, buildings and equipment with a carrying amount of $92 million.

7       Series B and Warrant Extension

The Company and Dragon State Limited (“Dragon State”), the sole holder of the Series B Convertible Preferred Stock and the majority holder of the Series C Warrants and Series D Warrants, entered into a Tolling Agreement, dated September 24, 2013 (the “Tolling Agreement”), Pursuant to the Tolling Agreement, all periods of limitation, repose and laches which are or may be applicable to any or all claims and remedies at contract, tort and statute, including but not limited to all claims arising out of the Securities Purchase Agreement dated September 28, 2010 and out of Dragon State’s purchase of the securities of Keyuan, whether described therein or not (collectively, “Tolled Claims”), that Dragon State has or may have against the Company and its Chairman of the Board and Chief Executive Officer, Mr. Tao, are tolled and suspended as of September 8, 2013 through and including September 28, 2014.

Together with the Tolling Agreement, the Company and Dragon State International agreed to amend certain terms in the Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock, the Series C Warrants and the Series D Warrants (the “Amendments”), which were issued pursuant to the Securities Purchase Agreement dated September 28, 2010.

Pursuant to the Amendments, i) the date of Maturity (a.k.a. the date of Mandatory Conversion) of Series B Convertible Preferred Stock was extended from September 28, 2013 to September 28, 2014; ii) the term of Series C Warrant was extended from three years to four years and expire on September 28, 2014; and iii) the term of Series D Warrant was extended from three years to four years and expire on September 28, 2014.

The Company considered the fair value of the Series B Convertible Preferred Stock, the Series C Warrants and the Series D Warrants immediately before and after the Amendments and determined that the Amendments constitute modification of the Series B Convertible Preferred Stock, the Series C Warrants and the Series D Warrants, resulting in the transfer of value from the Company’s common shareholders to the Series B Preferred shareholders. The estimated fair value of the value transferred is approximately $548,000 and is reflected as a deemed dividend in the Statement of Comprehensive Income for the three and nine months ended September 30, 2013.

The fair value was estimated as of September 24, 2013 (date of modification) using the Black Scholes option-pricing model utilizing the following assumptions: stock price of $0.70 per share; no dividends; a risk free rate of 0.1%, which equals the one -year yield on Treasury bonds at constant (or fixed); and volatility of 126.36%.

8       SHARE-BASED PAYMENTS

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

On January 1, 2013, the following stock options were outstanding:

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

(iii) 700,000 stock options to employees with a contractual term of 5 years. The exercise price of these stock options was $4.50 per share and the grant-date fair value of these stock options amounted to approximately $1.3 million. These stock options vest over three years as follows: 30% shall vest and become exercisable one year after the grant date, 40% shall vest and become exercisable two years after the grant date and 30% shall vest and become exercisable three years after the grant date. 600,000 of these stock options were cancelled. As compensation for such cancellation, the Company committed to pay these employees incremental cash payments during the period through August 2013. The fair value of the committed cash payment at the date of commitment was approximately $0.4 million and no incremental compensation cost resulted from the cancellation of these stock options. Included in accrued expenses and other payables are approximately $0.1 million and $0.3 million representing the liability related to the committed cash payment as of September 30, 2013 and December 31, 2012, respectively.

There were no share options granted during the nine months ended September 30, 2013.

There is no unrecognized compensation cost related to employee stock options as of September 30, 2013.

9       COMMITMENTS AND CONTINGENCIES

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

In addition, the Group had outstanding Letter’s of Credit as of September 30, 2013 of approximately $174 million.

10       INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate for the three months and nine months ended September 30, 2013 was approximately 32% and 36%.

The Company’s actual income tax rate for the nine months ended September 30, 2013 was approximately 36%. The Company paid income taxes of approximately $0.4 million and $3.5 million, respectively, during the three months and nine months ended September 30, 2013.

11       EARNING (LOSS) PER SHARE

The following table sets forth the computation of diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	$(’000)	$(’000)	$(’000)	$(’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share:
Net income (loss) attributable to Keyuan
Petrochemicals, Inc. common stockholders	$2,243	$(6,938)	$4,664	$(4,030)
Fixed dividends to Series B convertible
Preferred stockholders	548	-	548	-

Net income (loss) contributable to Keyuan
Petrochemicals Inc. stockholders	$2,791	$(6,938)	$5,212	$(4,030)

Weighted average common share
(Denominator for basic income per share)	57,646,160	57,646,160	57,646,160	57,646,160

Effect of diluted securities:
-Series B convertible preferred stock	5,333,340	-	5,333,340	-
	62,979,500	57,646,160	62,979,500	57,646,160
Basic net income (loss) per share:	$0.04	$(0.12)	$0.08	$(0.07)
Diluted net income (loss) per share:	$0.04	$(0.12)	$0.08	$(0.07)

The following table represents the warrants and options excluded from the calculation of diluted earnings per share:

	September 30, 2013	September 30, 2012

Warrants	4,396,118	4,396,118
Options	3,490,000	3,490,000

12           FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and 2012.

The fair values of cash, pledged bank deposits, bills receivable, accounts receivable, short-term bank borrowings, bills payable, and accounts payable approximate their respective carrying amounts due to their short-term nature. Amounts due to related parties are not practicable to estimate due to the related party nature of the underlying transactions.

13          SIGNIFICANT CONCENTRATIONS AND RISKS

At September 30, 2013 and December 31, 2012, the Group held cash and pledged bank deposits in financial institutions of approximately $377 million and $225 million, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region, which management believes have high credit ratings.

During the three and nine months ended September 30, 2013, no sales to individual customers exceeded 10% of the Group’s total net revenues. Sales which individually exceeded 10% of the Group’s total net revenue for the three and nine months ended September 30, 2012, were as follows:

Three months ended September 30, 2012
Largest Customers	Amount of Sales	% Total Sales
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Customer A	$25,074	15%
Customer B	$19,206	12%

Nine months ended September 30, 2012
Largest Customers	Amount of Sales	% Total Sales
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Customer A	$77,871	15%

Customer A is Ningbo Kunde Petrochemical Co. ltd. (Note 14(B)).

The Group currently buys a majority of its heavy oil, an important component of its products, from three suppliers, all of whom are unrelated third parties. Although there are a limited number of suppliers of the particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for the three months ended September 30, 2013 and 2012 were approximately $102 million and $117 million, respectively. These purchases both represented 77% of all of the Group’s purchases for each of the three months ended September 30, 2013 and 2012. Purchases (net of VAT) from the largest three suppliers for the nine months ended September 30, 2013 and 2012 were $349 million and $373 million, respectively. These purchases represented 79% and 76%, respectively, of all of the Group’s purchases for the nine months ended September 30, 2013 and 2012. The Group’s largest supplier accounted for approximately $81 million and $87 million, or 61% and 58% of total purchases for the three months ended September 30, 2013 and 2012, respectively. The Group’s largest supplier accounted for approximately $270 million and $325 million, or 61% and 66% of total purchases for the nine months ended September 30, 2013 and 2012, respectively.

The Group commenced trading of heavy oil in April 2013. For the three months ended September 30, 2013, the trading of heavy oil consists of purchases of approximately $142.3 million, and sales of approximately $141.7 million, resulting in a trading loss of $0.6 million which is recorded in other income/expense. For the nine months ended September 30, 2013, trading of heavy oil consists of purchases of approximately $282 million, and sales of approximately $281 million, resulting in a trading loss of $1 million.

In addition, the Group had short-term financings from its largest supplier from June to December 2012, which was fully repaid in May 2013.  Management is not currently aware of any terms of letters of credit with banks which may be violated as a result of the supplier providing us with short-term financings.

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

14          RELATED PARTY TRANSACTIONS AND RELATIONSHIPS AND TRANSACTIONS WITH CERTAIN OTHER PARTIES

(A)         Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder

Mr. Jicun Wang	Principal stockholder

Mr. Peijun Chen	Principal stockholder

Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang

Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan

Ningbo Pacific Ocean Shipping Co., Ltd (Ningbo Pacific)	100% ownership by Mr. Wang

Ningbo Xinhe Logistic Co., Ltd (Ningbo Xinhe)	10% ownership by Ms. Huang

Ningbo Hengfa Metal Product Co., Ltd (Ningbo Hengfa, former name “Ningbo Tenglong”)	100% ownership by Mr. Chen

Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	Mr. Tao’s mother was a 65% nominee shareholder for Mr. Miao Hu, a third party through September 2011

Related party transactions and amounts outstanding with the related parties as of and for the three and nine months ended September 30, 2013 and 2012, are summarized as follows:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Purchase of transportation services (a)	$-	$1,011	$1,045	$2,675
Guarantee for bank borrowings (b)	$-	$34,399	$-	$34,399
Loan guarantee fee (b)	$43	$103	$85	$307

	September 30, 2013	December 31, 2012
	($’000)	($’000)
	(Unaudited)
Amounts due from related parties (c)	$1,113	$40
Amounts due to related parties(d)	$-	$479

(a)
The Group purchased transportation services of $nil and approximately $1.0 million from Ningbo Xinhe during the three months ended September 30, 2013 and 2012, respectively. The Group purchased transportation services of approximately $1.1 million and $2.7 million from Ningbo Xinhe during the nine months ended September 30, 2013 and 2012, respectively.

(b)	Guarantees for Bank Loans

Guarantees for bank loans provided by related parties during the three and nine months ended September 30, 2013 and 2012 are as follows:

	Guarantee provided during the three months ended September 30,		Guarantee provided during the nine months ended September 30,
	2013	2012	2013	2012
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Mr. Tao	$-	$16,645	$-	$16,645
Jicun Wang and Sumei Chen	-	17,754	-	17,754
Ningbo Pacific	-	-	-	-
Total	$-	$34,399	$-	$34,399

	Bank loans Guaranteed as of
	September 30, 2013	December 31, 2012
	($’000)	($’000)
	(Unaudited)
Jicun Wang and Sumei Chen	$-	$13,054
Ningbo Pacific	28,927	25,426
Total	$28,927	$38,480

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. Loan guarantee fees to Ningbo Pacific were $0.04 million and $0.09 million for the three and nine months ended September 30, 2013, respectively. Loan guarantee fees to Ningbo Hengfa and Ningbo Pacific were $0.03 million and $0.07 million, respectively, and $0.1 million and $0.21 million, respectively, for the three and nine months ended September 30, 2012.

(c) Amounts due from related parties consist of the following.

	September 30, 2013	December 31, 2012
	($’000)
	(Unaudited)
Mr. Chunfeng Tao	$49	$40
Ningbo Xinhe (prepaid transportation expenses)	1,064
Total	$1,113	$40

(d) Amounts due to related parties consist of the following.

	September 30, 2013	December 31, 2012
	($’000)	($’000)
	(Unaudited)
Ningbo Xinhe	$-	$479

(B)  Relationships and transactions with certain other parties

      The Group has following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd (Ningbo Litong)	Former 12.75% nominee shareholder of Ningbo Keyuan

Ningbo Anqi Petrochemical Co., Ltd (Ningbo Anqi)	A related party through September 2011 when control transferred

Ningbo Kewei Investment Co., Ltd. (Ningbo Kewei)	A related party through September 2011 when control transferred

Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	A related party through September 2011 when control transferred

Transactions and amounts outstanding with these parties for the three months ended September 30, 2013 and 2012 were summarized as follows:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales of products (e)	$8,982	$25,074	$59,324	$95,033
Purchase of raw materials (f)	$10,118	$17,183	$44,968	$39,522
Guarantee for bank borrowings (g)	$65,526	$51,043	$159,511	$212,615
Loan guarantee fees (g)	$643	$374	$1,728	$1,116

	September 30, 2013	December 31, 2012
	($’000)	($’000)
	(Unaudited)
Amounts due from these parties(h)	$8,061	$28,028
Advance payments to these parties (i)	$26,866	$-
Advance Received from these parties (j)	$32	$-

(e) For the three months ended September 30, 2013, the Group sold finished products of approximately $5.1 million and $3.9 million to Litong and Kunde, respectively. For the three months ended September 30, 2012, the Group sold finished products of approximately $25 million to Kunde. For the nine months ended September 30, 2013, the Group sold finished products of approximately $17.1 million, $42 million and $0.2 million to Litong, Kunde and Kewei, respectively. For the nine months ended September 30, 2012, the Group sold finished products of approximately $17 million and $78 million to Litong and Kunde, respectively.

(f) During the three months ended September 30, 2013, the Group purchased raw materials of approximately $0.01 million and $10 million from Kunde and Kewei, respectively. During the three months ended September 30, 2012, the Group purchased raw material of $16.9 million and $0.3 million from Ningbo Litong and Ningbo Kunde, respectively. During the nine months ended September 30, 2013, the Group purchased raw materials of approximately $2.7 million and $42.3 million from Kunde and Kewei, respectively. During the nine months ended September 30, 2012, the Group purchased raw materials of approximately $26 million and $13 million from Ningbo Litong and Ningbo Kunde, respectively.

(g) Guarantees for Bank Loans

	Guarantee provided during the three months ended September 30,		Guarantee provided during the nine months ended September 30,
	2013	2012	2013	2012
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ningbo Litong	$54,768	$16,645	$116,696	$67,252
Ningbo Kewei	10,758	34,399	42,815	145,363
Total	$65,526	$51,044	$159,511	$212,615

	Bank loans Guaranteed as of
	September 30, 2013	December 31, 2012
	($’000)	($’000)
	(Unaudited)
Ningbo Litong	$90,183	$30,710
Ningbo Kewei	91,634	122,651
Total	$181,817	$153,361

Beginning in January 2011, loan guarantee fees of approximately 0.3% of the loan principal guaranteed after January 2011 are to be paid quarterly. Guarantee fees paid to Litong and Kewei were approximately $0.31 million and $0.33 million, respectively, for the three months ended September 30, 2013. In the three months ended September 30, 2012, loan guarantee fees were $0.19 million and $0.19 million to Ningbo Litong and Ningbo Kewei, respectively. Guarantee fees paid to Ningbo Litong and Ningbo Kewei were approximately $0.78 million and $0.95 million, respectively, for the nine months ended September 30, 2013. In the nine months ended September 30, 2012, loan guarantee fees were $0.56 million and $0.55 million, respectively, for Ningbo Litong and Ningbo Kewei.

(h) At September 30, 2013, amounts due from certain other parties consist of amounts due from Litong and Kunde of $4.2 million and $3.9 million, respectively.

(i) At September 30, 2013, advance payments to these parties consist of payments to Litong and Kewei of $7.6 million, and $19.3 million, respectively.

(j) At September 30, 2013, advances received from these parties consist of amounts received from Kewei of $0.03 million.

15      CONSOLIDATED SEGMENT DATA

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

Beginning October 2012, the Company had two operating segment, the Petrochemicals Segment and Rubber Segment. The segment information in the following tables reflects the establishment of the Rubber Segment for the three and nine months ended September 30, 2013.

	Three months ended September 30, 2013
	Petrochemical	Rubber	Total
	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$128,542	$21,744	$150,286
Income from operations	$5,467	926	$6,393
Total assets	$777,449	$108,582	$886,031

	Nine months ended September 30, 2013
	Petrochemical	Rubber	Total
	($'000)	($'000)	($'000)
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$388,301	$65,474	$453,775
Income from operations	$3,011	$8,518	$11,529
Total assets	$777,449	$108,582	$886,031

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Keyuan for the nine months ended September 30, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

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

In January 2012, we signed a cooperation agreement with Fangchenggang City to build a new petrochemicals production facility, Guangxi Keyuan New Materials Industrial Park, in Guangxi Province (the "Guangxi Project"). Once the facility is fully operational, it is expected to have an annual production capacity of 400,000 metric tons of Acrylonitrile Butadiene Styrene ("ABS") and related products. On August 9, 2013, we received approval for the Guangxi Project from the local government of Fangchengang City. On August 28, 2013, the project’s opening ceremony was held to officially announce the commencement of engineering and building construction for the project. The preliminary investigation for foundation piling was completed at the end of October, and we are in the process of land leveling which we expect to complete by the end of 2013. We expect that the construction of facilities and piping lines’ installation will be completed by the end of 2014 if the work progresses according to the current schedule.

Our organization chart is as follows:

Our Facility and Equipment

Facility

As of September 30, 2013, we have invested a total of approximately $ 44.8 million in the construction and improvement of our production facility. Our current production facility encompasses approximately 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired the land use right of an additional 1.2 million square feet of land in August 2010 for our future expansion.

We have a total of 100,000 MT of storage capacity, consisting of 50,000 MT of storage capacity for raw materials and 50,000 MT for finished products. As a part of our expansion plan, we intend to add 50,000 MT of new storage capacity in 2013, after which our total storage capacity will be 150,000 MT. We began the first phase of construction of the new storage capacity in August 2012, and approximately 34,000 MT of new capacity has been completed through June 2013. The installation of pilings and pumps for storage tanks was completed at the end of October 2013. The project is currently in the anti-rust treatment and heating insulation stage.

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

Production Capacity and Expansion

Our annual designed manufacturing capacity was 550,000 MT of a variety of petrochemical products at the end of 2010. We upgraded the catalytic pyrolysis processing equipment used in our production facilities to expand the capacity from 550,000 MT to 720,000 MT. The capacity expansion project started in March 2011 and was completed in April 2011.

In September 2011, we completed building a new facility designed to produce Styrene-Butadience-Styrene (the “SBS”), one of the Styreneic Block Copolymers.  SBS is a product with higher product margin with significant applications in the footwear, adhesive, polymer modification and modified asphalt industries. The SBS facility was built on part of the 1.2 million square feet of land for which we obtained the right of use in August 2010. The construction started in September 2010 and was completed as scheduled in September 2011. One SBS production line began commercial production in December 2011 and the second line began commercial production in August 2012.  The designed capacity of the SBS facility allows for production of up to 70,000 MT per year.  We adjusted the planned production capacity to 58,000 MT in 2013, considering market conditions, the supply of raw materials and the routine maintenance that takes place every two years. The SBS facility achieved an 81% utilization rate for the nine months ended September 30,2013, and generated approximately $65.5 million in sales and $9.3million in profit.

The following chart depicts our main product’s production capacity for nine months ended September 30, 2013:

Breakdown of the total capability of 413,655 MT for main products for the nine months ended September 30, 2013

Other than the utilization rate for SBS facility discussed above, the utilization rates for our other facilities are as follows:

●	styrene production: 71%;
●	propylene: 71%;
●	LPG: 90%;
●	BTX Aromatic: 91%; and
●	MTBE & others: 60%

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

a)
an ABS production facility in Guangxi Province, which will have an annual production capacity of 400,000 MT of ABS. The Company began pre-construction activities in February 2012, as of the date of this filing, we are currently in the process of doing land leveling. The first phase is expected to be completed by the fourth quarter of 2014;

b)
an oil catalytic cracking processing facility as an extension of our catalytic pyrolysis processing equipment, as well as the feed way of the main raw materials to produce synthetic rubber. This facility can reduce production costs and the market risk in the purchase of raw materials, and improve the stability and efficiency of project production to 200,000 MT of heavy oil per year;

c)
an increased annual design capacity of our ethylene-styrene facility from 80,000 MT to 200,000 MT, of which 120,000 MT can be used for producing synthetic materials and 80,000 MT can be sold to downstream petrochemical companies. This facility can be considered the bridge between original products and high-value added products and will complete the integration of internal resources;

d)
a transformer oil facility using hydrogen from the ethylene-styrene facility to complete a double hydrogenation process on original products (BTX Aromatic) for refining transformer oil, and producing high value transformer oil with a design capability of 100,000 MT per year;  Construction of the main facility column was completed at the end of October 2013, and we are aiming to finish the assembly and installation by the end of 2013;  and

e)
an SSBR (Solution Polymerized Styrene Butadiene Rubber) production facility with a design capability of 150,000 MT per year, that will use its own production process technology in synthetic rubber, combining styrene and butadiene, to produce SSBR. This product can be used as raw materials for tires, instead of imported hexakis (methoxymethy) melamine (“HMMM”).

We registered our catalytic oil processing facility and transformer oil plant with the Ningbo local government in February 2013.  The foundation piling work was completed in July 2013 and as of the date of this filing we have also completed construction of the main body of the facility and 40% of pipe installation.  We expect the overall catalytic oil processing facility to be completed by the end of 2013, and to commence operations in January 2014, at which time we will be able to produce medical use and edible products such as tubes and chewing gum.

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

Manufacturing and Sales

Our total production of finished products was 135,810 MT for the three months ended September 30, 2013, and we generated $ 150 million in revenue based on the sale of 129,066 MT of petrochemical products.

Our total production of finished products was 413,655 MT for the nine months ended September 30, 2013, and we generated $  454 million in revenue based on the sale of399,645 MT of petrochemical products.

Results of Operations

The following table sets forth information from our statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012.

Comparison of the three and nine months ended in September 30, 2013 and 2012 (in thousands)

	For the three months		Year to Year Comparison		For the nine months		Year to Year Comparison
	Ended September 30,		Increase	Percentage	Ended September 30,		Increase	Percentage
	2013	2012	/(Decrease)	change	2013	2012	/(Decrease)	change

Sales	$150,286	164,347	(14,061)	(8.6)%	453,775	532,098	(78,323)	(14.72)%

Cost of sales	140,030	160,472	(20,442)	(12.74)%	432,389	512,330	(79,941)	(15.60)%

Gross profit	10,256	3,875	6,381	164.67%	21,386	19,768	1,618	8.18%

Operating expenses
Selling expenses	466	251	215	85.66%	869	892	(23)	(2.58)%
General and administrative expenses	3,397	2,127	1,270	59.71%	8,988	7,394	1,594	21.56%
Total operating expenses	3,863	2,378	1,485	62.45%	9,857	8,268	1,589	(19.22)%

Income from operations	6,393	1,497	4,896	327.05%	11,529	11,482	47	0.41%

Other income (expenses):
Interest income:	2,461	1,519	942	62.01%	6,363	4,341	2,022	46.58%
Interest expense	(4,481)	(5,864)	1,383	(23.58)%	(14,601)	(13,173)	(1,428)	10.84%
Foreign exchange gain (loss), net	1,044	331	713	215.41%	(7,249)	(33)	(7,216)	21866.67%
Non-operating income (expenses)	(1,342)	(5,439)	4,097	(75.33)%	(2,437)	(5,656)	3,219	(56.91)%
Total other (expenses) Income	(2,318)	(9,453)	7,135	(75.48)%	(3,426)	(14,521)	11,095	(76.41)%

Income (loss) before income taxes	4,075	(7,956)	12,031	(151.22)%	8,103	(3,039)	11,142	(366.63)%
Income tax expense	1,284	(1,018)	2,302	(226.13)%	2,891	991	1,900	191.73%
Net Income(Loss)	2,791	(6,938)	9,729	(140.3)%	5,212	(4,030)	9,242	(229.33)%
Other comprehensive income
Foreign currency translation adjustment	538	(827)	1,365	(165.05)%	2,170	(697)	2,867	(411.33)%
Comprehensive income (loss)	$3,329	$(7,765)	$11,094	(142.87)%	$7,382	$(4,727)	$12,109	(256.17)%

Sales: Our sales for the three months ended September 30, 2013 were approximately $150 million, compared to $164 million for the three months ended September 30, 2012, a decrease of $14 million, or 8.6%. The decrease was mainly due to lower sales quantities as a result of the 40-day production interruption in the quarter ended June 30, 2013. It takes a short period of time for the facilities and equipment to reach to their optimum conditions after routine maintenance. We sold 129,066 tons of petrochemical and rubber products at an average price of $1,094 and $1,888 per metric ton, respectively, in the three months ended September 30, 2013, compared to 155,249 metric tons of petrochemical products and rubber products at an average price of $982 and $2,423 per metric ton, respectively, in the three months ended September 30, 2012. The average sales price for petrochemical products for the three months ended September 30, 2013 increased by approximately 11% compared to the same period of 2012. Petrochemical segment revenues for three months ended September 30, 2013 account for 86% of the total revenue. Although the average selling price for petrochemical products during the three months ended September 30, 2013 is higher than the same period in 2012, the overall quantity of products sold decreased by 15%, which caused total sales for the three months ended September 30, 2013 to decline.

Sales for the nine months ended September 30, 2013 were approximately $454 million, compared to $532 million for the nine months ended September 30, 2012, a decrease of $78 million, or 14.7%. The decrease in revenue was due to the 40-day facilities interruption for the routine inspection and maintenance in the quarter ended June 30, 2013, which maintenance is normally performed in every two years. The average selling prices for petrochemical products and rubber products for the nine months ended September 30, 2013 were $1,059 and $2,142 per ton, respectively, compared with selling prices of $ 1,043 for petrochemical and $ 2,512 for rubber products in the same period in 2012. For the nine months ended September 30, 2013 sales in the petrochemical segment account for approximately 86% of total revenue. There was no significant change in the average selling prices for petrochemical products for the nine months ended September 30, 2013, of $1,059 per ton, compared to average selling prices of petrochemical products for the nine months ended September 30, 2012, of $1,043 per ton.

Cost of Sales: Our overall cost of sales was approximately $140 million for the three months ended September 30, 2013, or 93% of sales, as compared to the cost of approximately $160million, or 98% of sales for the three months ended September 30, 2012. Our cost of sales is primarily composed of the costs of direct raw materials (mainly heavy oil, benzene, butadiene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The decrease in the cost of sales was mainly due to the lower sales quantities due to the routine inspection and maintenance of our facilities in the quarter ended June 30, 2013.

Our overall cost of sales was approximately $432 million for the nine months ended September 30, 2013, or 95% of sales, as compared to approximately $512 million, or 96% of sales for the nine months ended September, 30, 2012. In the nine months ended September 30, 2013, our average cost of finished products was $1,075 per metric ton, as compared to $1,062 per metric ton in the nine months ended September 30, 2012, an increase of 1.2%. The decreased cost of sale and increased unit cost were due to the routine inspection and maintenance of our facilities in the quarter ended June 30, 2013, which led to lower production and higher maintenance costs.

Energy required for production of our products consists of water, electricity and steam, the costs of which are attributed to cost of sales rather than operating expense. The supply prices of these energy sources in China have historically been very stable as a result of PRC government policy. Accordingly, the potential impact of changing energy costs to our production is minimal. The following are the costs for water, electricity and stream for the nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the Nine Months Ended September 30
	2013 (Unaudited)	2012 (Unaudited)
Water	1,035	980
Electricity	9,855	7,527
Steam	1,506	1,498

Total energy cost was approximately $12,396 for the nine months ended September 30, 2013, which constitutes approximately 2.73 % of sales. Total energy cost was approximately $10,005 for the nine months ended September 30, 2012, which constitutes approximately 1. 88% of sales.

Gross Profit: Gross profit for the three months ended September 30, 2013 for the petrochemical segment and the rubber segment was approximately $9.1 million and $1.2 million, respectively, as compared to $3.3 million and $0.6 million, respectively, for the comparable period in 2012, an increase of approximately $6.4 million, or 164.7%. The increase was due to increases in selling prices in the petrochemical segment of approximately 11%, from $1,094 per MT for the three months ended September 30, 2013 compared with $982 per MT in the comparable period ended September 30, 2012, and the reduced cost of sales due to the routine inspection and maintenance.

Gross profit for the nine months ended September 30, 2013 for petrochemical segment and rubber segment was approximately $12.1 million and $ 9.3 million respectively, as compared to $15.6 million and $4.2 million, respectively, for the comparable period in 2012. Our total combined gross margin increased from 3.7% for the nine months ended September 30, 2012 to 4.7 % for the nine months ended September 30, 2013.  The main reason for the increase in the gross margin is the higher average selling prices as discussed above.

Operating Expenses:  Operating expenses, including selling expenses, and general and administrative expenses, were approximately $3.9 million, or 2.6% of sales for the three months ended September 30, 2013, as compared to $2.4 million, or 1.4% of sales for the comparable period in 2012, an increase of $1.5 million or 62.4%. The increase was mainly due to the PRC government’s new water conservancy tax policy implementation in 2013, which tax is now 0.1% of sales instead of a previous maximum of $33,000, and increased staff welfare expenses and meals and entertainment expenses.

Operating expenses, including selling expenses, and general and administrative expenses, were approximately $9.9 million, or 2.2 % of sales for the nine months ended September 30, 2013, as compared to $8.3 million, or 1.6 % of sales for the comparable period in 2012, an increase of $1.6 million or 19%. The increase was mainly due to general increases in welfare expenses and the PRC government’s new water conservancy tax policy implementation in 2013, which is now 0.1% of Sales instead of a previous maximum of $33,000.

Interest Income/Expense (net): For the three months ended September 30, 2013, interest income and interest expense were approximately $2.5 million and $4.5 million, respectively; as compared to interest income and interest expense of approximately $1.5 million and $5.9 million, respectively, for the comparable period in 2012. The increase in interest income was mainly due to increased deposits for bank loan, and the decrease in interest expense was mainly due to less discounting of bills in the period.

For the nine months ended September 30, 2013, the interest income and interest expense were approximately $6.4 million and $14.6 million, respectively; as compared to the interest income and interest expense of approximately $4.3 million and $13.2 million, respectively, for the comparable period in 2012. The increase in interest income and expense was mainly due to increased borrowings and deposits.

Net Income(Loss): Net Income was approximately $2.8 million for the three months ended September 30, 2013, as compared to net loss of approximately $6.9 million in the same period in 2012, an increase of $9.7 million, or 140%. This increase was mainly due to the higher gross profit for the three months ended September 30 2013, compared to the same period in 2012.

Net income was approximately $5.2 million for the nine months ended September 30, 2013, as compared to a net loss of approximately $4 million in the same period in 2012, an increase of $ 9.2 million, or 229%. This increase was mainly due to the increase in selling prices in 2013 compared to the same period in 2012.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income and amounted to $0.5 million for the three months ended September 30, 2013. The balance sheet amounts at September 30, 2013 and 2012, with the exception of equity, were translated at RMB 6.21272 and RMB 6.30835 to 1.00 U.S. dollar respectively. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the three months ended September 30, 2013 and 2012 were RMB 6.14143 and RMB 6.32011, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2013 (Unaudited)	2012 (Unaudited)
Net cash used in operating activities	(56,991)	(59,564)
Net cash used in investing activities	(44,765)	(27,415)
Net cash provided by financing activities	102,038	87,736

Net cash used in operating activities was approximately $57 million for the nine months ended September 30, 2013, as compared to approximately $59.6 million for the same period in 2012. There were no significant changes in the net cash used in operating activities between 2013 and 2012.

Net cash used in investing activities was approximately $44.8 million and $27.4 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in net cash used in investing activities was primarily due to payments for the infrastructure construction and the expansion of our facility. As we progress with our expansion plan, it is expected that net cash used in investing activities will be consistent throughout 2013.

Net cash provided by financing activities amounted to approximately $102 million for the nine months ended September 30, 2013, compared with approximately $87.7 million for the same period in 2012. For the nine months ended September 30, 2013, net cash provided by financing activities was primarily through bank borrowings.

The Company’s consolidated financial statements for the three months ended September 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

In order to operate our business efficiently, we rely primarily on short-term bank financings to fund the purchase of raw materials.  As of September 30, 2013, we had approximately $416 million of short-term bank borrowings. Short-term bank borrowings were approximately $295 million as of December 31, 2012, and have increased to $433 million by the end of October 2013.The Company believes that short-term financing, which currently makes up a large proportion of our overall financing, has significantly impacted our liquidity by providing additional financing for our operations.

If one or more of these banks revoke their line of credit or fail to renew such line of credit when it is due, it would impact our capacity to continue to purchase raw materials in the amounts necessary to continue production at our current capacity.  Management expects that short-term bank financing will continue to be available through at least the end of September 30, 2014.   In addition, our major raw materials supplier provided short-term financing to us of approximately $29 million during 2012, of which $20 million was included in accounts payable as of December 31, 2012 and was repaid on January 21, 2013. Interest paid for this financing amounted to approximately $0.43 million. In addition, on December 27, 2012, the supplier provided the Company a non-interest bearing advance of approximately $10 million, which was repaid in full on January 8, 2013.  Of the total amount of short-term financing of $800 million during 2012, approximately $39 million including $29 million short-term financing and $10 million non-interest bearing advance was from our major supplier. All of the short-term financings from the supplier in 2012 were fully repaid by the end of May 2013, and there were no such subsequent financings from our supplier.

The short-term financings were facilitated through the use of available letters of credit and our lines of credit with our banks, and facilitates lower costs of financing.  We are not currently aware of any terms of letters of credit with banks which may be violated as a result of our supplier’s providing us with short-term financings.

Consumption Tax Refund

The PRC government enacted a regulation that provides that domestically purchased heavy oil to be used for producing ethylene and aromatics products are exempt from consumption tax. In addition, the consumption tax paid for imported heavy oil is to be refunded if it is used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for the production of ethylene and aromatics products, the Group recognizes a consumption tax refund receivable when the consumption tax has been paid and the relevant heavy oils have been used for production. As of September 30, 2013 and December 31, 2012, the Company recorded an estimated consumption tax refund amounting to approximately $31.1 million and $51.3 million, respectively.

There were refunds of approximately $8.6 million and $5.4 million received in September and October, 2013, respectively, and a refund of $8.15 million is expected to be approved and received in November 2013.

Bank Loans

We have entered into loan agreements with our primary lenders, Bank of China, China Construction Bank, Agricultural Bank of China, etc. under which we have term loans. As of September 30, 2013, we had an aggregate principal amount of approximately $416 million in bank loans outstanding under the loan agreements, with maturity dates from October 2013 to December 2014 and interest rates from 1.1% to 7.2% per annum.

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

As of September 30, 2013, 41% of our bank loans (approximately USD $171 million) were guaranteed by our related parties. Usually, a guaranty agreement is executed among a third party, a lender and us pursuant to a credit line approved by the lender. Though different lenders use different forms for loan guaranty agreements, loan guaranty agreements usually contain substantially similar terms. According to a loan guaranty agreement, the guarantor is jointly liable for all our debts to the lender under the corresponding loan agreements and the lender can bring legal action against the guarantor for damages in the event there is a default or breach of any loan agreement under the credit line. The guaranty is independent of any loan agreement under the credit line and irrevocable. In addition, if the credit line is extended or renewed, a written consent from the guarantor is required. Otherwise, the guarantor is only liable for loans under loan agreements that were executed during the original term of the credit line. Beginning in January 2011, certain individual loan guarantors, some of whom are related parties, were paid a monthly fee of approximately 0.3% of the outstanding loan balances as compensation for their guarantees. Through December 31, 2010, no compensation was paid in respect of these guarantees. During the three and nine months ended September 30, 2013 and 2012, expenses related to loan guarantee fees were approximately $0.7 million and $1.83 million, and $0.45 million and $1. 42 million, respectively. As of September 30, 2013, there were 1.8 million accrued and unpaid guarantee fees. Historically, all debts have been repaid by the Company in a timely manner. All short-term bank loans are revolving loans whose terms (at the due date of payment) are generally extended by the lender. As of September 30, 2013, we were in compliance with the terms of our loan agreements. As such, management expects most unpaid loan balances will be extended at their due dates. Depending on our capital needs, the Company evaluates whether to apply for additional long-term bank loans. The Company currently has sufficient lines of credit with its banks for both short-term and long-term borrowings.

We are working on refining our manufacturing capacity to include ABS facility, an oil catalytic cracking processing facility, an increased annual design capacity of ethylene-styrene facility to 200,000 MT, a transformer oil facility and a SSBR production facility. The total cost of additional processing equipment for products refinement and SSBR production facility is approximately $149.3 million, including $49.8 million for additional processing equipment and $99.5 million for our SSBR production facility. We have acquired the governmental approval and are currently going through the design phase of the ABS production facility and estimating the related costs. We plan to fund this proposed expansion through debt financing, cash from operations, proceeds from prior financings, warrant exercises, and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to increase our production capacity and to expand our business could be adversely affected.

Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder

Mr. Jicun Wang	Principal stockholder

Mr. Peijun Chen	Principal stockholder

Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang

Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan

Ningbo Pacific Ocean Shipping Co., Ltd (Ningbo Pacific)	100% ownership by Mr. Wang

Ningbo Xinhe Logistic Co., Ltd (Ningbo Xinhe)	10% ownership by Ms. Huang

Ningbo Hengfa Metal Product Co., Ltd (Ningbo Hengfa, former name “Ningbo Tenglong”)	100% ownership by Mr. Chen

Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	Mr. Tao’s mother was a 65% nominee shareholder for Mr. Hu, a third party through September 2011

(a)	Guarantees for Bank Loans

Guarantees for bank loans provided by related parties during the three and nine months ended September 30, 2013 and 2012 are as follows:

	Guarantee provided during the three months ended September 30,		Guarantee provided during the nine months ended September 30,
	2013	2012	2013	2012
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Mr. Tao	$-	$16,645	$-	$16,645
Jicun Wang and Sumei Chen	-	17,754	-	17,754
Total	$-	$34,399	$-	$34,399

	Bank loans Guaranteed as of
	September 30, 2013	December 31, 2012
	($’000)
	(Unaudited)
Jicun Wang and Sumei Chen	$-	$13,054
Ningbo Pacific	28,927	25,426
Total	$28,927	$41,715

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. Loan guarantee fees to Ningbo Pacific were $0.04 million and $0.09 million for the three and nine months ended September 30, 2013, respectively. Loan guarantee fees to Ningbo Hengfa and Ningbo Pacific were $0.03 million and $0.07 million, respectively, and $0.1 million and $0.21 million, respectively, for the three and nine months ended September 30, 2012, respectively.

(b) Amounts due from related parties consist of the following.

	September 30, 2013	December 31, 2012
	($’000)
	(Unaudited)
Mr. Chunfeng Tao (prepaid business expenditures)	$49	$40
Ningbo Xinhe (prepaid transportation expenses)	1,064
Total	$1,113	$40

(c) Amounts due to related parties consist of the following.

	September 30, 2013	December 31, 2012
	($’000)
	(Unaudited)
Ningbo Xinhe	$-	$479

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

On February 28, 2013, the Company reached a settlement in a case filed by the Securities and Exchange Commission (the “SEC”) in the United States District Court for the District of Columbia against the Company, alleging the Company violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 12b-20 and 13a-13 thereunder. Under the terms agreed to by the Company and the SEC, the Company, without admitting or denying the allegation of the complaint, will pay a civil penalty of $1million and will be permanently enjoined from violating certain securities law. On July 2, 2013, the settlement was approved by the United District Court for the District of Columbia, and final judgment was issued.

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

3.2	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2010)
3.3	Amended Bylaws of Keyuan Petrochemicals, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 7, 2010)
4.1	Certificate of Designation of Rights and Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on April 28, 2010)
4.2	Certificate of Designation of Rights and Preferences of Series M Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 28, 2010)
4.3	Certificate of Designation of Rights and Preference of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 30, 2010)
10.1 *	Translation copy of Imports Mortgage Application by and between Ningbo Keyuan Plastics Co., Ltd and Merchants Bank., Beilun Branch, dated July 11, 2013
10.2 *	Translation copy of Contract for Issuance of Import Letter of Credit by and between Ningbo Keyuan Plastics Co., Ltd and Ningbo Beilun Branch of Agricultural Bank of China, dated September 12, 2013.
31.1 *	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
32.1 *+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2013	Keyuan Petrochemicals, Inc.

	By:	/s/ Chunfeng Tao
Chunfeng Tao
Chief Executive Officer & President

	By:	/s/ Fan Zhang
Fan Zhang Acting Chief Financial Officer/Vice President of Accounting