Form 10-K
period 2013-12-31
Keyuan Petrochemicals, Inc.
filed 2014-05-22
CIK 1326396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

The aggregate market value of the 9,871,301 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $ 8,884,171as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.90 per share, as reported on the OTCBB.

As of May 19, 2014, the Registrant has 57,520,012 shares of common stock outstanding and 5,333,340 shares of Series B Preferred Stock outstanding.

KEYUAN PETROCHEMICALS,, INC
TABLE OF CONTENTS

Annual Report on Form 10-K for the Year Ended December 31, 2013

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

PART I

ITEM 1.  BUSINESS

GENERAL OVERVIEW

(a)       Nature of business

We, through our PRC operating subsidiaries, Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”), Ningbo Keyuan Petrochemicals Co., Ltd (“Ningbo Keyuan Petrochmicals”), Keyuan Synthetic Rubbers Co., Ltd (“Keyuan Synthetic Rubbers”) and Guangxi Keyuan New Materials Co., Ltd (“Guangxi Keyuan”), are engaged in the manufacture and sale of petrochemical products in the PRC. Our operations include (i) a production facility with an annual petrochemical production capacity of 720,000 metric tons (MT) of a variety of petrochemical products, (ii) a Styrene-Butadience-Styrene (the “SBS”) production facility with a designed annual production capacity of 70,000 MT, (iii) facilities for the storage and loading of raw materials and finished goods and (iv) a manufacturing technology that can support our manufacturing process with relatively low raw material costs and high utilization and yields, all of which are led by a management team consisting of petrochemical experts with proven track records from some of China’s largest state-owned enterprises in the petrochemical industry.

In January 2012, we signed a cooperation agreement with Fangchenggang City to build a new petrochemicals production facility in Guangxi Keyuan New Materials Industrial Park, in Guangxi Province (“Guangxi Project”). The investment amount for Guangxi Project is approximately USD $300 million. According to the cooperation agreement, the government of Fangchenggang City is responsible for providing land use rights for the facility.

On August 9, 2013, Guangxi Project was approved by the local government of Fangchengang City. On August 28, 2013, we commenced engineering and facility construction. The preliminary investigation for foundation piling was completed in late October 2013. We are currently in the process of land leveling which is expected to be completed by the end of June, 2014. We anticipate finishing construction of the facility and installation of pipe lines by the end of 2014. However, the timelines are subject to further adjustments, pending the status of project financing.

The Guangxi Project, as a part of our expansion plan, will improve our competitive position by extending and expanding our supply chain and manufacturing base. Once the facility is fully operational, it is expected to have an annual production capacity of 400,000 metric tons of Acrylonitrile Butadiene Styrene (“ABS”). We plan to fund the construction and operation of the Guangxi Project through outside financing. If such financing is not available on terms acceptable to us, the project will be delayed until appropriate financing is available. As a result, the timelines for the Guangxi Project mentioned herein above are subject to adjustment pending the status of project financing.

(b)      Organization

Keyuan Petrochemicals, Inc. (“Company” or “the Company”, formerly known as “Silver Pearl Enterprises, Inc.”, together with its subsidiaries, herein referred to as “we” “us” and “our”) was incorporated in the State of Texas on May 4, 2004.

On April 22, 2010, we entered into a share exchange agreement (the “Exchange Agreement”) with Keyuan International Group Limited (“Keyuan International”), a privately held investment holding company organized on June 11, 2009 under the laws of the British Virgin Islands, Delight Reward Limited (“Delight Reward”), the sole stockholder of Keyuan International and Denise D. Smith (“Smith”), our former principal stockholder. Pursuant to the terms of the Exchange Agreement, Delight Reward transferred to us all of its shares of Keyuan International in exchange for 47,658 shares of our Series M convertible preferred stock (the “Share Exchange”). On an “as converted” basis, the Series M convertible preferred stock represented approximately 95% of our outstanding common stock right after the Share Exchange.  The Series M convertible preferred stock voted with the common stock on an “as converted basis” and was converted into 47,658,000 shares of our common stock on December 28, 2010.

As a result of the Share Exchange, Keyuan International became a wholly-owned subsidiary of us and Delight Reward became our controlling stockholder. The Share Exchange was accounted for as a reverse acquisition and recapitalization whereby Keyuan International was deemed to be the accounting acquirer (and the legal acquire).  The common stock of the Company continues post the Share Exchange, while the retained deficit of the Company was eliminated as the historical operations are deemed to be those of Keyuan International.

On May 12, 2010, we formed a corporation under the laws of the State of Nevada called Keyuan Petrochemicals, Inc. and on the same day, acquired 100% of the entity’s stock for cash. As such, the entity became our wholly-owned subsidiary (the “Merger Subsidiary”).

Effective as of May 17, 2010, the Merger Subsidiary was merged with and into us. As a result of the merger, our name was changed to “Keyuan Petrochemicals, Inc.”.  Prior to the merger, the Merger Subsidiary had no liabilities and nominal assets and, as a result of the merger, the separate existence of the merger subsidiary ceased.  We are the surviving corporation in the merger and; except for the name change, there was no change in our directors, officers, capital structure or business.

On August 8, 2010, Keyuan Group Limited (“Keyuan HK”) established a wholly owned subsidiary in the People’s Republic of China (“PRC”), Ningbo Keyuan Petrochemicals, which is engaged in the sale of petrochemical products in the PRC.

On April 4, 2012, Guangxi Keyuan was incorporated by Sinotech Group limited (75% ownership) and Ningbo Keyuan (25% ownership) in Guangxi province, PRC, as a joint venture subsidiary, for the purpose of developing the Guangxi Project.

On June 15, 2012, Keyuan Synthetic Rubbers was established as a wholly-owned PRC subsidiary of Ningbo Keyuan  to engage in the sales and marketing of various petrochemical products, specifically synthetic rubbers.

On October 15, 2012, Keyuan International changed its name to Sinotech Group Limited (“Sinotech Group”).

The current shareholding structure of the Company is listed as follows:

Chunfeng Tao
100%
Apex Smart Limited
Peijun Chen
100%
Chance Brilliant Holdings Limited
Muxia Duan
100%
Harvest Point Limited
Brian Pak-Lun Mok
Xin Yue
2/3
1/3
Strategic Synergy Limited
68.864%
20.57 %
3.33%
7.00%
Delight Reward Limited
82.6%
Keyuan Petrochemicals, INC
100%
Sinotech Group Limited
100%
Keyuan Group Limited (Hong Kong)
Outside China
Inside China
100%
100%
75%
Ningbo Keyuan Petrochemical
Ningbo Keyuan Plastics
25%
Guangxi Keyuan New Materials
100%
Ningbo Keyuan Synthetic Rubbers

(c)      Stock Repurchase Program

On September 17, 2012, our Board of Directors authorized the repurchase of $2 million of our stock for up to $1.50 per share.  On December 31, 2012, we engaged TriPoint Global Equities LLC (“TriPoint Global”) as our agent to design and execute the stock repurchase program that complies with the requirements of Rule 10b5-1(c)(1) and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 31, 2014, we had purchased 310,424 shares of common stock through the stock repurchase program. The stock repurchase program was temporarily suspended during the period from April 17, 2013 to October 21, 2013 in connection with the delay in filing our Annual Report on Form 10-K for the year ended December 31, 2012, and is currently suspended with an intention to resume with immediate effect once we file this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - December 31, 2012	0	$0.00	0		$2,000,000
January 1 - January 31, 2013	11,200	$0.73	11,200		$1,991,861
February 1 - February 28, 2013	15,850	$0.77	15,850		$1,979,668
March 1 - March 31, 2013	90,504	$1.25	90,504		$1,866,488
April 1-April 30 ,2013	3,300	$1,44	3,300		$1,861,740
October1- October 30, 2013	618	$0.99	618		$1,861,126
November 1-November 31,2013	1,486	$0.80	1,486		$1,859,933
December 1-December 31,2013	3,190	$0.78	3,190		$1,857,440
January 1-January 31, 2014	37,196	$0.71	37,196		$1,831,031
February 1-February 28, 2014	65,348	$0.89	65,348		$1,772,871
March 1-March 31, 2014	81,732	$1.02	81,732		$1,689,504

Total	310,424	$0.94	310,424	$	N/A

(d)       Events during the Last Three Years

On September 24, 2013, we and Dragon State International Limited (“Dragon State”),  the sole holder of Series B Convertible Preferred Stock and the majority holder of Series C Warrant and Series D Warrant, agreed to amend certain terms in Certificate of Designations, Preferences and Rights of the Series B convertible preferred stock, Series C warrants and Series D warrants (the “Amendments”), which we issued in a September 2010 Private Placement ( defined herein below and  also known as Series B Financing).  Pursuant to the Amendments, both maturity date of Series B convertible preferred stock and expiration date of Series C and Series D warrants were extended from September 28, 2013 to September 28, 2014.

In addition to the Amendments, we and Dragon State entered into a tolling agreement on the same day (the “Tolling Agreement”). Pursuant to the Tolling Agreement, all periods of limitation, repose and laches which are or may be applicable to any or all claims and remedies at contract, tort and statute, including but not limited to all claims arising out of the securities purchase agreement dated September 28, 2010 and out of Dragon State’s purchase of our stock, whether described therein or not (collectively, “Tolled Claims”), that Dragon State has or may have against us and Mr. Chunfeng Tao, our Chairman of the Board and Chief Executive Officer, are tolled and suspended as of September 28, 2013 through and including September 28, 2014.

On July 2, 2013, the United District Court for the District of Columbia issued a final judgment approving a settlement reached between us and the Securities and Exchange Commission (“SEC”). The settlement was reached on February 28, 2013 in a case filed by the SEC in the United States District Count for the District of Columbia against us, alleging our violation of  Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 12b-20 and 13a-13 thereunder. Under the terms of the settlement, we, without admitting or denying the allegation of the complaint, paid a civil penalty of $1million and were permanently enjoined from violating certain securities law.

In connection with the preparation of our Annual Report on Form 10-K for the year ending December 31, 2010,  on or about March 24, 2011, KPMG, the Company’s former independent auditor, raised certain issues primarily  relating to unexplained issues regarding certain cash transactions and recorded sales and requested that the Audit Committee conduct an independent investigation. Based on the issues raised by KPMG, on March 31, 2011, our Audit Committee elected to commence an independent investigation of the issues raised and engaged the services of independent counsel, Pillsbury Winthrop Shaw Pittman LLP (“Pillsbury”), which in turn engaged Deloitte Financial Advisory Services LLP (“Deloitte”), as independent forensic accountants, and King & Wood, as Audit Committee counsel in the People’s Republic of China (Pillsbury, Deloitte and King & Wood are collectively referred herein as “Investigation Team”).

On September 28, 2011, the Investigation Team completed the investigation. On October 3, 2011, we provided the Nasdaq Hearings Panel with a copy of the final investigation report along with a comprehensive list of remedial actions we had taken and were committed to taking to remediate the accounting and internal control issues. On October 5, 2011, we were notified that the Nasdaq Hearings Panel exercised its discretionary authority pursuant to NASDAQ Listing Rule 5101 to delist our securities from the Nasdaq Stock Market. As a result, our shares resumed trading in the pink sheets under the ticker symbol KEYP.PK beginning October 7, 2011. Our common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol KEYP.

(e) Other Historical Events

In April and May, 2010, we entered into a securities purchase agreement with 122 accredited investors for the issuance and sale of 748,704 units  at a purchase price of $35 per unit, for aggregate gross proceeds of approximately $26,204,640   consisting of, in the aggregate, (a) 6,738,336 shares of Series A convertible preferred stock, par value $0.001 per share convertible into the same number of shares of common stock, (b) 748,704 shares of common stock, (c) three-year Series A warrants to purchase up to 748,704 shares of common stock, at an exercise price of $4.50 per, and (d) three-year Series B warrants to purchase up to 748,704 shares of common stock, at an exercise price of $5.25 per share (the “April-May 2010 Private Placement”, sometimes referred herein as “Series A Financing”). The units were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

In September 28, 2010, we closed an offering for $20,250,000 consisting of  a total of 540,001 units at a purchase price of $37.50 per unit, each unit consisting of, (a) 10 shares of Series B convertible preferred stock, (b) three year Series C warrants to purchase 1.5 shares of Common Stock, at an exercise price of $4.50 per share, and (c) three year Series D warrants  to purchase 1.5 shares of Common Stock, at an exercise price of $5.25 per share (the “September 2010 Private Placement”, sometimes referred herein as “Series B Financing”) in reliance upon the exemption from securities registration afforded by Regulation S as promulgated under the Securities Act of 1933.

OUR PRODUCTS

We manufacture and supply a variety of petrochemical products, including BenzeneToluene-Xylene Aromatics (BTX Aromatics), propylene, styrene, liquid petroleum gas (LPG), Methyl Tertiary Butyl Ether (MTBE), SBS and other petrochemicals, each of which is described below:

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

● SBS: consisting of Styrene and butadiene, widely used for waterproofing building material, asphalt modification, furniture, shoe sole material, tubes, tape, auto parts and electrical applicances.

In order to improve our operational results and financial situation, we are adjusting our product portfolio to include Styrene-Ethylene-Butylene-Styrene (“SEBS”) which we believe will yield a higher gross margin than some of our current products.  SEBS is a product similar to SBS but with more durable product feature, and can be produced by our current SBS facility. In order to achieve a stable production value, we started trial production of monthly 200 MT per month from March, 2013 and will start bulk production when results of our lab analysis prove the condition of SEBS produced is suitable for sales.

Production Capacity and Expansion

Our annual designed manufacturing capacity is 720,000 MT of a variety of petrochemical products. Our SBS production facility is capable of producing up to 70,000 MT of SBS in full load condition without interruption (100% of utilization rate in ideal conditions). Additionally, we have a total of 100,000 MT of storage capacity, consisting of 50,000 MT of storage capacity for raw materials and 50,000 MT for finished products.

Our SBS facility was completed in September 2011 as a part of our expansion plan. It currently has two production lines in commercial production. SBS has a higher product margin compared to other petrochemical products we are producing and a wide range of applications in the footwear, adhesive, polymer modification and modified asphalt industries. Our SBS facility achieved a 41% utilization rate in 2012, the first full year of production, and generated approximately $71 million in sales and $5.9 million in profits. We achieved, in accordance with our annual plan of 63,000 MT of SBS, a 63% utilization rate in 2013 3; and generated approximately $78 million in sales and $5.6 million in profits.

As another component of our expansion plan, we intend to add 50,000 MT of new storage capacity in 2014, after which our total storage capacity will be 150,000 MT. We began the first phase of construction in August 2012. The construction of two new tanks with approximately 34,000 MT of new storage capacity was completed through June 2013 and the installation of pilings and pumps was completed in late October 2013. At the date of this Report, we are waiting for the local environmental department to conduct its inspection. Once we obtain the approval from the local environmental department, the two storage tanks can become operational. We expect that the operations will commence by the end of May, 2014.  For the remaining 16,000 MT of new storage capacity, we are planning to start construction in June, 2014 and expect to complete the work at the end of September 2015.

The following chart depicts our production capacity in 2013:

Breakdown of 2013 Capability of 568,939 (MT)

Other than the utilization rate for SBS facility discussed above, the utilization rates for our other facilities during the 12 months ended December 31, 2013 are as follows:

•	styrene production: 77%;
•	propylene: 63%;
•	LPG: 80%;
•	BTX Aromatic: 93%; and
•	MTBE & others: 65%

Most of our facilities, except for the SBS facility, have been operating since 2009. Therefore, their current utilization rates for each product have been optimized to achieve stable output, less raw material cost and less equipment maintenance. While we are continuing working on existing equipment upgrades to achieve increased stabilized production, we realize that optimizing the utilization rates for our current facilities is not adequate to develop our business to meet increasing customer demands. More specifically, the increasing market demand in tire and auto parts has resulted in increasing market demand for styrene, ABS and Solution Polymerized Styrene Butadiene Rubber (“SSBR”); and higher requirements related to environmental protection imposed by the PRC government have led to higher demand for transformer oil and catalytic cracking oil. Based on these market trends, we have been focusing on the following improvements to our infrastructure to expand our manufacturing capacity:

a)
an ABS production facility in Guangxi Province with an annual production capacity of 400,000 MT of ABS. We commenced facility construction in August 2013 and  expect to finish the first phase of construction by the end of 2014;

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

d)
a transformer oil facility using hydrogen from the ethylene-styrene facility to complete a double hydrogenation process on original products (BTX Aromatic) for refining transformer oil and producing high value transformer oil with a design capability of 100,000 MT per year.  Construction of the main facility column was completed at the end of October 2013. We are aiming  to finish the assembly and installation by the end of May 2014 and start trial operations at the end of June 2014  and

e)
an SSBR production facility with a designed capacity of 150,000 MT per year, using synthetic rubber, styrene and butadiene to produce SSBR by applying our process technology. SSBR can be used as raw material for tires, instead of imported hexakis (methoxymethy) melamine (“HMMM”).

We acquired the approval for our catalytic oil processing facility and transformer oil plant from Ningbo local government on February 2013.  The foundation piling work was completed in July 2013. As of the date of this Report, we have completed 95% of the construction of the main body of the facility and infrastructure.  We expect to start trial operations at the end of May, 2014, at which time we will be able to produce medical use and edible products such as tubes and chewing gum. As of December 31, 2013, the capital invested in the catalytic oil processing facility was $15.9 million.

The total estimated cost of our expansion plan is approximately $491.8 million, including $300 million for Guangxi Project, $19.8 million for the catalytic cracking processing equipment, $30 million for transformer oil facility and $99.5 million for the SSBR production facility, $40 million for the increased annual design capacity of ethylene- styrene, and $2.5 million for additional storage capacity.  Upon full completion of our expansion, our total production capacity will reach 1,723,000 MT per year including, but not limited to, our current petrochemical production of 720,000 MT, styrene of 200,000 MT, catalytic cracking oil of 200,000 MT, ABS of 400,000 MT, SSBR of 150,000 MT and transformer oil of 100,000 MT. The following chart depicts the breakdown of our planned production capacity of 1,723,000 MT.

Capacity Breakdown after expansion projects (1,723,000 MT)

Our current estimate of our expansion schedule is as follows. However, we are continuing our evaluation of timelines for our expansion projects based on our financial situation and market condition.

Expansion Project	Expected Completion Date
Oil Catalytic Processing Facility	End of Q4, 2014
Ethylene-Styrene Facility	End of Q2, 2015
Transformer Oil Facility	End of Q3, 2014
SSBR production facility	End of Q4, 2015
ABS Production Facility	End of Q4, 2016
New storage capacity of 50,000 MT	End of Q3, 2015

Petrochemical Manufacturing Process

The following chart illustrates our petrochemical manufacturing process:

The following chart illustrates the manufacturing process of SBS:

Petrochemical Market in China

Based on a report of China Petroleum and Chemical Federation, the petroleum and chemical industry will continue with a stable growth in 2014. The net profit in the petroleum and chemical industry in 2013 was RMB870 billion, an increase of 18% as compared to 2012. The output of crude oil in 2013 was 200 million MT, increased by 1.5% compared to 2012, and the output of chemical product in 2013 was 484 million MT, increased by 8% compared to 2012. (data source: http://www.askci.com/news/201301/21/219524756358.shtml)

China’s increasing domestic demand for petrochemical products has exceeded the domestic supply in the past several years:

●
The demand for benzene in China continues to increase; the demand in 2013 was 9.7 million MT compared with 7 million MT in 2012, and it is expected that the demand for benzene will reach 10 million MT in 2015. (data source: http://finance.sina.com.cn/money/future/20131115/104417334698.shtml )

●	China’s xylene demand reached 16.41 million MT in 2013, an increase of 18.5% compared to the demand in 2012 (data source: http://www.cnsb.cn/news/news_show.asp?info_id=987627 )
●
The supply of propylene in China was 14.60 million MT in 2013 while the actual demand for propylene was17.10 million MT, leaving gap between demand and supply of approximately 2.5 million MT.(data source: http://kuaibao.dianlan.cn/cont-62001.html)

●	Domestic demand for styrene is expected to continue to increase in the next few years. (data source: http://www.askci.com/news/201303/20/2011113329192.shtml)
●	China’s demand for LPG grows steadily and is anticipated to increase from 23.97 million MT in 2012 to 26.02 million MT in 2015 (data source: http://www.askci.com/news/201211/12/17533_03.shtml)

As a result, China has imported petrochemical products to meet domestic demand, which is expected to continue for a number of years (source: Publication by Business Monitor International Ltd.: China Petrochemicals Report, Includes 5 Year Forecast to 2014; Q2 2010 ):

●	China imported 0.44 million MT of benzene in 2012 and 0.89 million MT of benzene in 2013 (data source: http://www.chyxx.com/data/jinchukou/201404/237554.html )
●	China’s import of xylene grew from 16 million MT in 2012 to 30 million MT in 2013. (data source: http://dmb.100ppi.com/imex/)
●	China’s import of propylene increased from 2.2 million MT in 2012 to 2.6 million MT in 2013 (data source: http://www.cs.com.cn/sylm/jsbd/201305/t20130508_3974989.html )
●	China imported 344,826MT of butadiene in 2012, an increase of 88% compared to butadiene imports in 2011.(data source: http://finance.oilchem.net/bulk/108_8697.html )
●
China imported 3.33million MT of styrene through November 2013, an increase of 9.64% compared to styrene imports during the same period in 2012.(data source: http://info.pcrm.hc360.com/2014/02/140831328321.shtml )

Environmental Protection and Safety Measures

We are committed to environmental protection, facility safety and quality control throughout the design, maintenance and growth of our operating facilities and manufacturing process.

Environmental Protection

We have taken various measures to meet national standards and ensure our environmental compliance. For example, we recycle the water for cooling in our production process and large amounts of water can be saved through recycling. Sulfurted hydrogen generated in production is sent to the facility for sulfur recovery. The waste water and waste gas is treated by our sewage water treatment station and emissions control facility to meet the national standards before discharge. The industrial residue and garbage is sent to qualified companies for safe treatment.

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

The yield rate in 2012 for our entire line was 87.3% for finished products. The yield rate in 2013 for our entire line was 87.1% for finished products. Yield rate represents the percentage of finished product produced from input of raw material and net input of unfinished products and is calculated by dividing the sum of crude oil and net unfinished input into the individual net production of finished products. A yield rate of 87.1% means, for instance, 100 tons of heavy oil can generate approximately 87.1 tons of finished products.

Specifically, we possess the technology to use heavy oil, instead of naphtha, which is a commonly used feedstock in the petrochemical production industry. Heavy oil is approximately 15% cheaper per ton and more readily available than naphtha, which provides us with competitive advantage in the selection of raw materials.

In addition, we use enhanced technologies in our production process that allow for lower capital investment and higher operations efficiency. Our proprietary catalytic pyrolysis process uses a set of dual risers for one precipitator and one regenerator, while the commonly used fluidized catalytic cracking process uses one riser for one precipitator and one regenerator respectively. The set of dual riser, one precipitator and one regenerator are integrated into one complete process, which provides for ease of operation, higher operation efficiency and higher reaction temperature. It was estimated that the technology generates a 15% higher olefin yield rate than that of the fluidized catalytic cracking process, which allows us to produce more higher-margin olefin products such as styrene and propylene

Furthermore, a catalytic pyrolysis process with high temperatures can produce more olefin hydrocarbon based products compared with other equipment using low temperatures for the same product. In other words, our cost is reduced while producing the same amount of the product.

Our management considers our manufacturing technologies and manufacturing design critical to our business, and has taken steps to protect these technologies.

In 2011, we received the approval for our patent application for Multiple Ethylene Propylene (“MEP”) technology  from the National Intellectual Property Bureau in China, #ZL-2010-2-0191523.6. MEP is an exclusive and leading technology used in our existing production process. Through the ingenuity of our CEO,  Mr.  Tao, we have developed this proprietary production process that improves the manufacturing efficiency and flexibility for a wide range of petrochemicals. The utility model patent applies to a processing technology used in the production of ethylene and propylene. This technology allows us to use lower grade feedstock (such as heavy oil) instead of a higher grade feedstock commonly used in other existing petrochemical production processes. It also allows us to improve the yield and utilization rate of the production line, resulting in a 15% cost savings.

In 2013, we received patent notices for three devices used in the production process for Acrylonitrile:  Fluidization Reaction System of Acrylonitrile (#ZL-2012-2-0381020.4), Cooler of Acrylonitrile Gas (#ZL-2012-2-0382047.5), and Absorption Tower of Acrylonitrile (#ZL-2012-2-0381066.6), respectively. These techniques were developed together with East China University of Science and Technology (ECUST), and are used to improve the output capacity and recovery rates in addition to decreasing discharge waste.

In 2013, we were granted a patent for “the synthetic method for transparent segmented copolymer”( #ZL-2012-1-0005678.9). This method is to be used not only to expand our SBS products range, but also to increase the “K resin” content in styrene to further improve our product portfolio to diversify our market risk.

In addition to patent protection, we also entered into confidentiality and license agreements with certain employees, customers and others to protect the confidentiality of our technologies.

On December 20, 2013, Keyuan Synthetic Rubbers submitted an application to be recognized as a “National High-Tech Enterprise”. The certification of National High-Tech Enterprises was started in the early 1990s in order to establish China's high-tech industry and promote the rapid development of high tech enterprises. The State Council issued "Conditions and Measures of the High and New Technology Enterprises in National High Tech Industrial Development Zone (Guo Fa [1991] No. 12)" in 1991 and authorized the State Science and Technology Commission to organize High-Tech Enterprises of National High-Tech Industrial Development Zone. It set up a series of preferential policies in tax, finance and trade to support the development of High-Tech Enterprises. Once we are awarded as a “National High-Tech Enterprise”, we will benefit from a reduced income tax rate of 15% versus 25% for non High-tech status. Consequently, we will be able to make a greater investment in R&D and expansion toward the long-term growth of our company

Elite Workforce

Our management team, composed of seasoned petrochemical experts with proven track records from China’s largest state-owned enterprises, provides us with specialized operating management and technical administration. In addition, we have allied with many industry-renowned technology experts and advisors assisting us to achieve consistent technological improvement.

Ideal Location

Our operation and storage facilities are located at the ocean-front and in close proximity to suppliers and customers. It provides us with the advantage of lower logistics cost and readily available access to raw materials and target customers. In addition, being located in Qingshi Chemical Park in Ningbo gives us easy access to skilled labor and industry resources.

In the first three months of 2014, we applied to Ningbo local government to upgrade the classification of our own dock so that we can unload foreign cargo vessels under the 50,000 MT cargo capacity to our dock directly. We expect that the upgrading will be completed by the end of 2016 and we will be able to save additional logistics costs and storage fees once it is completed.

Our Guangxi Project is located in Fangchengang city, an important port for Guangxi province , and other than Beihai, the only major Chinese port on the Tonkin Gulf. It is very convenient for expansion into the South-East Asia market, with low storage and logistics costs.

Sales and Pricing

Sales

Most of our customers pay cash in advance to buy our products. To core customers with excellent credit history, we may grant credit sales, which is part of our strategy to maintain customer relationship.

In order to meet customers’ demands, we have improved our manufacturing technologies and streamlined our conversion process to achieve an approximately 30 days’ raw material-to-sales cycle.

In order to facilitate our future growth, Ningbo Keyuan Petrochemicals was incorporated in Ningbo, China with a registered capital of $3 million as a wholly-owned subsidiary of Keyuan HK  on August 27, 2010. Ningbo Keyuan Petrochemicals is responsible for our sales and marketing, raw materials sourcing and market analysis. Ningbo Keyuan Petrochemicals also serves as the “market thermometer” that monitors market conditions and obtains first hand market data through buying and selling activities. Management believes that consolidation of the sales and marketing and raw material procurement function into one business unit will help efficiently manage our future expansion.

Pricing

Our raw material price fluctuations are primarily attributable to international oil prices and market effects of supply and demand. We set our selling prices based upon benchmark prices published by national petrochemical companies, and/or through individually negotiated prices with customers. Specifically, BTX aromatic prices are influenced by benchmark prices set by the National Development and Reform Commission, or NDRC.

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

In order to estimate the total orders for a year, we conduct surveys with our major customers to obtain their preliminary orders for the next one or two years and update the information annually. We enter into purchase contracts with customers on an order-to-order basis. In each order, price is determined based on market price and the quantity is specified based on (1) the customer demand for a particular order and (2) our capability to satisfy that particular order. Our five largest customers accounted for 27% and 36% of the sales for the years ended December 31, 2013 and 2012, respectively. We anticipate that our overall customer composition and the concentration of our top customers will be further changed as we expand our business and modify our product portfolio to include new products and higher-margin products; however, we can give no assurance that this will be the case.

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

We controlled approximately 15% of the domestic SBS market in 2012.  In 2013, our domestic market share increased to 18%. Our main SBS products, such as shoe sole material and asphalt modifier, were traded through agents in 2013. We engage agents as our main customers primarily because: (1) trading agents pay 30% in advance when placing their order and pay the rest before shipment, and (2) it decreases our overhead by allowing for a more streamlined sales force, as trading agents do not require regular client visits, entertaining or a highly specialized sales team to maintain the relationships.

To maintain and develop our relationship with SBS customers, we set up a customer relationship department to closely monitor and timely respond to customers’ requests and feedback, as well as a technical team in charge of improving product quality and adjusting product chemical features to meet different requirements from customers. In 2013, in order to more efficiently address customer satisfaction, we developed a new team of product managers specific to each product. They are given increased authority to work with the customer relationship department, the factory and the agent, to offer a first time solution to various needs.

We also have monthly meetings with our major SBS customers to obtain their preliminary orders. Because the price of SBS fluctuates frequently and we do not have a warehouse distribution system, the price of SBS usually includes shipment cost. Our five largest customers accounted for 26% and 23% of the sales of SBS for the year ended December 31, 2013 and 2012, respectively.

Intellectual Property

We submitted an trademark application for Ningbo Keyuan logo with the State Administration for Industry and Commerce, Trademark office on October, 24, 2012 and successfully acquired such trademark on March, 14, 2014, effective from March, 14, 2014 to March, 13, 2024.

On January 25, 2011 we received a patent approval for MEP, #ZL-2010-2-0191523.6. MEP is our processing technology used in the production of ethylene and propylene. This technology allows us to use lower grade feedstock (such as heavy oil) instead of a higher grade feedstock commonly used in other existing petrochemical production processes. It also allows us to improve the yield and utilization rate of its production line, resulting in a 15% cost savings.

In 2013, we received the patent notices for three devices used in the production process for Acrylonitrile:  Fluidization Reaction System of Acrylonitrile (#ZL-2012-2-0381020.4), Cooler of Acrylonitrile Gas (#ZL-2012-2-0382047.5), and Absorption Tower of Acrylonitrile (#ZL-2012-2-0381066.6), respectively. These techniques were developed together with ECUST, and are used for improving the output capacity and recovery rates, and for decreasing discharge waste to improve production efficiency.

On August 4, 2013, we were granted a patent for “the synthetic method for transparent segmented copolymer”( #ZL-2012-1-0005678.9).  This method is to be used  not only  to expand our SBS products range, but to increase the “K resin” content in styrene on which will further improve our product portfolio to avoid market risk.

Going Concern and Management’s Plans

For the year ended December 31, 2013, we reported net income of approximately $4.6 million and cash flow used in operations of approximately $53 million. At December, 31, 2013, we had a working capital deficit of approximately $209.7 million.

The Report of the Independent Registered Public Accounting Firm on our consolidated financial statements as of and for the year ended December 31, 2013 includes a going concern explanatory paragraph which means that the accounting firm has expressed substantial  doubt about the Company’s ability to continue as a going concern.

Although the Company continues to finance its operations primarily through short-term bank borrowings, management’s realignment of product profiles, along with the general stabilization of the petrochemical industry in China resulted in a net income of $4.6 million in 2013 compared to a net loss of $5.8 million in 2012.

Short-term bank borrowings and bills payable amounted to approximately $686 million at December 31, 2013. Management expects that short-term bank financing will continue to be available through at least December 31, 2014.  Furthermore, as management expects that the petrochemical industry in China will continues to stabilize and that demand for downstream products (such as auto, home appliances and dyes) grow following several years of contraction, as such Management expects that the company’s overall profits will also grow.

As reported in our financial statements for the years ended December 31, 2013 and 2012, we continue to benefit from favorable PRC tax policies related to consumption tax. As of December 31, 2013, we had a consumption tax refund receivable of approximately $46.1 million. In April 2014, approximately $36.1 million was refunded and management expects that additional consumption tax deposits of approximately $0.4 million will be refunded in May 2014, and that approximately $9.6 million will be deductible against future consumption tax obligations. .

In order to improve our operational results and financial situation, we are adjusting our product portfolio to include SEBS which will yield a higher gross margin than some of our current products.  SEBS is a product similar to SBS but with more durable product feature, and can be produced by our current SBS facility. In order to achieve a stable production value, we started trial production of 200 MT per month from March 2013, and will start bulk production when the result of our lab analysis shows the condition of SEBS produced is suitable for sale. In addition, since late 2013, our industry has been steadily developing after a period of depression. We believe that the undertaking of our expansion plan ensures a sustainable and long-term growth. We are also exploring sources of additional financing, including short-term financing from our vendors and other parties. In addition, we are closely monitoring cash balances, cash needs and expense levels.

We are also exploring sources of additional financing, including short-term financing from our vendors and other parties. In addition, we are closely monitoring its cash balances, cash needs and expense levels.

Our ability to continue as a going concern is dependent upon management’s ability to implement our strategic plan, obtain additional capital and generate net income and positive cash flows from operations. There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to us, if at all.

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

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by China's Ministry of Commerce (MOFCOM) and NDRC in 2011 classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. Except for those expressly provided with restrictions, encouraged and permitted industries/businesses are usually 100% open to foreign investment and ownership. With regard to those industries/businesses restricted to foreign investment, there is always a limitation on foreign investment and ownership. Foreign investment is prohibited in prohibited industries/business. The PRC subsidiary’s business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

Regulation of Foreign Currency Exchange

Foreign currency exchange in the PRC is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside the PRC without the prior approval of State Administration of Foreign Exchange (SAFE). Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), foreign investment enterprises, or FIEs may purchase foreign exchange without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to limitations and require approvals from SAFE.

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

In addition, SAFE promulgated the Notice on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses in November 2010, which requires the authenticity of settlement of the funds raised from offshore offerings to be closely examined and the settlement of funds should conform to their intended use as listed in the offering document. For the settlement of funds in excess of those intended by the offering document or for a purpose other than that listed in the offering document, a board resolution relating to the use of funds shall be submitted as a separate application document. SAFE further promulgated a circular in November 2011, which prohibits a foreign-invested enterprise from using Renminbi funds converted from its foreign currency registered capital to provide entrustment loans or repay loans borrowed from non-financial enterprises. These circulars may limit our ability to transfer the net proceeds from the offshore offering to our wholly foreign-owned subsidiaries in China, and we may not be able to convert the proceeds from the offshore offering into Renminbi to invest in or acquire any other PRC companies.

On November 19, 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, or Circular 59, which became effective on December 17, 2012. Circular 59 substantially amends and simplifies the then current foreign exchange procedures. Under Circular 59, the opening of various special purpose foreign exchange accounts (e.g. pre-establishment expenses account, foreign exchange capital account, guarantee account) no longer requires the approval of SAFE. Reinvestment of Renminbi proceeds by foreign investors in the PRC no longer requires SAFE approval or verification.

On May 10, 2013, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration. Institutions and individuals shall register with SAFE and/or its local branches for their direct investment in the PRC. Banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches.

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

There still remain uncertainties as to how certain procedures and requirements under the aforesaid SAFE regulations will be enforced, and it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. Although we have requested PRC residents who, to our knowledge,  hold direct or indirect interests in our Company  to make the necessary applications, filings and amendments as required under the SAFE Notice 75 and other related rules, our PRC resident beneficial holders have not completed such approvals and registrations required by the SAFE regulations due to the complexity and procedural requirements involved in securing such SAFE approval. We will attempt to comply, and attempt to ensure that all of our shareholders subject to these rules comply with the relevant requirements. We cannot, however, assure the compliance of all of our China-resident shareholders. Any current or future failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the Chinese government, including restrictions on certain of our subsidiaries’ ability to pay dividends or hinder our investment in those subsidiaries or affect our ownership structure, which could adversely affect our business and prospects.

Regulations on Employee Stock Option Plans

In December 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In March 2007, SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plan or Stock Option Plan of Overseas-Listed Company, or the 2007 Stock Option Rules. In February 2012, SAFE promulgated the Notice on Issues Related to Foreign Exchange Administration on Domestic Individuals' Participation in Equity Incentive Plans of Overseas-Listed Company, which replaced the 2007 Stock Option Rules. Under current effective rules, if a PRC resident participates in any equity incentive plan of an overseas publicly-listed company, a qualified PRC domestic agent must, among other things, file on behalf of such participant an application with SAFE to conduct the SAFE registration with respect to such equity incentive plan and obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with the exercise or sale of stock options or stock such participant holds. Such participating PRC residents' foreign exchange income received from the sale of stock and dividends distributed by the overseas publicly-listed company must be fully remitted into a PRC collective foreign currency account opened and managed by the PRC agent before distribution to such participants.

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

Government Regulations Relating to Taxation

On March 16, 2007, the National People’s Congress or NPC, approved and promulgated the PRC Enterprise Income Tax Law, which we refer to as the EIT Law. The EIT Law took effect on January 1, 2008. Under the EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the EIT Law will be eligible for a five-year transition period beginning January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the EIT Law, the tax rate will be increased to 18% for 2008, 20% for 2009, 22% for 2010, 24% for 2011, and 25% for 2012. For the enterprises whose applicable tax rate was 24%, the tax rate was changed to 25% from January 1, 2008.

The EIT Law and Implementation Rules of the EIT Law provide that an income tax rate of 10% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises”, which (i) do not have an establishment or place of business in the PRC, or (ii) have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payor acting as the obligatory withholder under the EIT Law, and therefore such income taxes generally called withholding tax in practice. Such income tax may be exempted or reduced by the State Council of the PRC or pursuant to a tax treaty between the PRC and the jurisdictions in which our non-PRC shareholders reside. For example, the 10% withholding tax is reduced to 5% pursuant to the Double Tax Avoidance Agreement Between Hong Kong and Mainland China if a Hong Kong resident enterprise owns more than 25% of the registered capital in a company in the PRC and is determined by the competent PRC tax authority to have satisfied the other conditions and requirements under such Double Tax Avoidance Agreement Between Hong Kong and Mainland China and other applicable laws. We are a U.S. holding company and substantially all of our income is derived from dividends we receive from our subsidiaries located in the PRC. Thus, if Keyuan HK are considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to Keyuan HK by our subsidiaries in the PRC are considered income sourced within the PRC, such dividends may be subject to a withholding tax at a rate up to 10%.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in the combined Company’s tax rate in the future could have a material adverse effect on our financial condition and results of operations.

The current EIT Law, which became effective on January 1, 2008, imposes a uniform enterprise income tax rate of 25% on all PRC resident enterprises, including foreign-invested enterprises and domestic enterprises, unless they qualify for certain exceptions.

For the years ended December 31, 2013 and 2012, the Company was subject to the 25% tax rate. In order to support the growth of certain local enterprises, the local government granted certain credit back to Ningbo Keyuan. In the first two profitable years beginning from 2007, the local government credited  back to the Company the entire local portion of the income tax which equals to 40% of the whole enterprise income tax the Company paid applying the 25% tax rate.; in the subsequent three profitable years, the local government credited back 50% of the local income tax the Company paid under the 25% tax rate.  The Company recognized the subsidy related to income tax at the time the cash was received.

On December 20, 2013, Keyuan Synthetic Rubbers submitted an application to be recognized as a “National High-Tech Enterprise”. The certification of National High-Tech Enterprises was started in the early 1990s in order to establish China's high-tech industry and promote the rapid development of high tech enterprises. The State Council issued "Conditions and Measures of the High and New Technology Enterprises in National High Tech Industrial Development Zone (Guo Fa [1991] No. 12)" in 1991 and authorized the State Science and Technology Commission to organize High-Tech Enterprises of National High-Tech Industrial Development Zone. It set up a series of preferential policies in tax, financial and trade to support the development of High-Tech Enterprises. Once awarded as a “National High-Tech Enterprise”, Keyuan Synthetic Rubbers will benefit from a reduced income tax rate of 15% versus 25% for non High-tech status. Consequently, we will be able to make a greater investment in R&D and expansion toward the long-term growth of our company

Pursuant to the Administrative Measures on the Recognition of National High-Tech Enterprises, the provincial counterparts of the Ministry of Science and Technology, the Ministry of Finance and the State Administration of Taxation shall jointly determine whether an enterprise is qualified as a “National High-Tech Enterprise”. In making such determinations, these government agencies shall consider, among other factors, ownership of core technology, whether the products or services fall within the scope of high and new technology strongly supported by the state as specified in the measures, the ratios of technical personnel and research and development personnel to total personnel, the ratio of research and development expenditures to annual sales revenues, the ratio of revenues attributed to high and new technology products or services to total revenues, and other measures set forth in relevant guidance.  A “National High-Tech Enterprise” certificate is effective for a period of three years and could be renewed for another three years. After that, an entity needs to re-apply for the “High and New Technology Enterprise” status in order to be able to enjoy the preferential tax rate of 15%.

Regulations on Work Safety

On June 29, 2002, the Work Safety Law (“WSL”) of the PRC was adopted by Standing Committee of the 9th National People’s Congress and came into effect on November 1, 2002, as amended on August 27, 2009. The WSL provides general work safety requirements for entities engaging in manufacturing and business activities within the PRC. Additionally, Regulation on Work Safety Licenses (“RWSL”), as adopted by the State Council on January 7, 2004 effective on January 13, 2004, requires enterprises engaging in the manufacture of dangerous chemicals to obtain a work safety license with a term of three years. If a work safety license needs to be extended, the enterprise must go through extension procedures with authorities three months prior to its expiration. In addition, on May 17, 2004, the Measures for Implementation of Work Safety Licenses of Dangerous Chemicals Production was promulgated as implementing measures to the Regulation on Work Safety Licenses which provides that entities producing dangerous chemicals are required to obtain work safety licenses pursuant to specific requirements. Without work safety licenses, no entity may engage in the formal manufacture of dangerous chemicals. The Measures for Implementation of Work Safety Licenses of Dangerous Chemicals Production was amended on August 5, 2011 and the amended regulation became effective on December 1, 2011. The amended regulation provides for more detailed and comprehensive requirements and conditions for obtaining work safety licenses for dangerous chemicals production.

The Regulations on the Safety Administration of Dangerous Chemicals (“RSADC”) was promulgated by the State Council on January 26, 2002, effective as of March 15, 2002. It sets forth general requirements for manufacturing and storage of dangerous chemicals in China. The RSADC requires that companies manufacturing dangerous chemicals establish and strengthen their internal regulations and rules on safety control and fulfill the national standards and other relevant provisions of the State. In addition, according to the RSADC, companies that manufacture, store, transport or use dangerous chemicals shall be required to obtain corresponding approvals or licenses with the State Administration of Work Safety and its local branches and other proper authorities. Companies that manufacture or store dangerous chemicals without approval or registration with the proper authorities can be shut down, ordered to stop manufacturing or ordered to destroy the dangerous chemicals. Such companies can also be subject to fines. If criminal law is violated, the persons chiefly liable, along with other personnel directly responsible for such impropriety, shall be subject to relevant criminal liability. The RSADC was further amended on March 2, 2011 and later on December 7, 2013. The amended regulation strengthens the administration of dangerous chemicals production. The State Administration of Work Safety further promulgated Implementing Measures on the Permit for Safe Use of Hazardous Chemicals on November 16, 2012, which sets forth the detailed procedures, conditions and documents required for application for safe use permit of dangerous chemicals.

The Company has put work place safety as one of the top priorities for our operation. In order to comply with the aforementioned rules and regulations, as of December of 2013, we have made considerable investment in major equipment of approximately $1.9 million. We have installed a distribution control system (DCS), emergency shutdown system, electric explosion protection, automatic interlocking system, detecting & alarming system for inflammable and toxic gas, fire protection and fire detecting system, auto-sprinkling system, pressure release and control system. The Company’s operating subsidiary Ningbo Keyuan has obtained a work safety license effective from March 25, 2011 to March 24, 2014 for producing petrochemical products. The Company has successfully completed the work safety license renewal process and obtained the new license on April 2, 2014. The new license is effective from March 27, 2014 to March 26, 2017.

Regulations on Environmental Protection

The Environmental Protection Law (originally enacted in 1989) was amended on April 24, 2014, which set forth much stricter liabilities against polluters and greatly enhanced government authorities’ rights in enforcing the environmental protection law. For example, the environmental protection bureau may directly freeze assets of a polluters, the police may detain the responsible person; the administrative fines will accrue on daily basis without cap; and NGOs may initiate litigation against polluters in the public interest.

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

In order to meet the above mentioned requirements for environmental protection, we have invested about RMB 40 million (approximately $6.3 million) and built facilities including a sewage treatment facility, a sulphur recovery facility, a sea water desulphurization facility, a  flue gas treatment facility and a real-time monitoring system for environmental protection. With these facilities, we believe we are able to meet all the environmental protection standards set by the government.

Research and Development

We consider ourselves as a technology driven innovative Company. Our senior management combined has over one hundred years of industry experience. We continue to enhance our technology through internal and external research and development.

On January 25, 2011 we received approval for a patent related to the our proprietary production process, MEP, an exclusive and leading technology used in our existing production process. This technology allows us to use lower grade feedstock (such as heavy oil) instead of a higher grade feedstock commonly used in other existing petrochemical production processes. It also allows us to improve the yield and utilization rate of its production line.

In 2013, we received the patent notices for three devices used in the production process for Acrylonitrile:  Fluidization Reaction System of Acrylonitrile (#ZL-2012-2-0381020.4), Cooler of Acrylonitrile Gas (#ZL-2012-2-0382047.5), and Absorption Tower of Acrylonitrile (#ZL-2012-2-0381066.6), respectively. These techniques were developed together with ECUST, and are used for improving the output capacity and recovery rates, and for decreasing discharge waste to improve production efficiency.

On August 4, 2013, we received the patent notice for “the synthetic method for transparent segmented copolymer” (#ZL-2012-1-0005678.9). This method is used to expand our SBS products range and increase the “K resin” content in styrene to  further enhance our product portfolio to diversify our market risk.

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

Employees

As of December 31, 2013, we had 580 full-time employees including but not limited to 1 executive officer, 1 chief financial officer and 13 other senior management members, 30 engineers, 25 sales people, 20 researchers and developers, and 30 administrative staff. The remaining 460 full-time employees are production facility manufacturers. All of the employees have signed labor contracts with us and receive monthly salaries as well as other social benefits including pension insurance, unemployment insurance, accidental insurance, medical insurance and housing funds, etc. We do not have any other employees in addition to our full-time employees.

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

Due to our limited capital resources our independent registered public accounting firm has issued a report that describes an uncertainty related to our ability to continue as a going concern. The auditors’ report discloses that we  consumed cash in operating activities in 2013 and that we had a working capital deficiency at December 31, 2013. These conditions raise substantial doubt about our ability to continue as a going concern and may make it difficult for us to raise capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our limited operating history makes evaluation of our business difficult.

We have a limited operating history and have encountered and expect to continue to encounter many of the difficulties and uncertainties often faced by early stage companies. Our limited operating history makes it difficult to evaluate our future prospects, including our ability to develop a wide customer and distribution network for our services, to expand our operations to include additional services and to control raw material costs, all of which are critical to our success. To date, we have been primarily focused on the stabilization of our production and have only recently expanded to include our Guangxi project. This limited history in expansion also makes evaluating our business and future prospects difficult, and may increase the risk of your investment.  We have limited experience as a consolidated operating entity, particularly with commercialization activities, and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by a young company; an investor must consider our business and our prospects in light of the risks, uncertainties and difficulties common to early stage companies. We may encounter unanticipated problems, expenses and delays in developing and marketing our services and securing additional blending and storage facilities. We may not be able to successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer, and we may be unable to stay in business.

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

In order to operate our business efficiently, we rely on short term bank financing to fund the purchase of raw materials.  As of December 31, 2013, we had approximately $424 million of short term debt  and lines of credit from 13 banks. Typically, the term for a short term bank loan is one year.  Bank loans are renewable at the banks’ option. In 2013, we paid back approximately $1,112 million and borrowed approximately $1,199 million in the form of short terms loans. If one or more of these banks were revoke their line of credit or fail to renew such line of credit when it is due, we would be unable to continue to purchase raw materials in the amounts necessary to continue production at our current capacity.

We continue to have significant concentration with regard to our revenue and raw material purchases.

For the year ended December 31, 2013, our five largest customers accounted for 27% of our total sales. For the year ended December 31, 2012, our five largest customers accounted for 35% of our total sales. Sales to one major customer accounted for 6% and 13% of our total annual net revenue for the fiscal years 2013 and 2012, respectively. As our customer base may change from year-to-year, during such years that the customer base is comparatively highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition.

We currently buy a majority of our heavy oil, an important component of our products, from three suppliers. Although there are a limited number of suppliers of the particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for the years ended December 31, 2013 and 2012 were approximately $463 million and $549 million, respectively. These purchases represented 73% and 78%, respectively of all of the Group’s purchases for the years ended December 31, 2013 and 2012. The Company’s largest supplier accounted for approximately $355 million and $473 million, or 57% and 68% of total purchases for the years ended December 2013 and 2012, respectively.

We need additional capital to expand our manufacturing facility and we may not be able to obtain it at acceptable terms, or at all, which could adversely affect our ability to increase our production capacity and expand our business.

The total estimated cost of our expansion plan is approximately $491.8 million, including $300 million for Guangxi Project, $19.8 million for the catalytic cracking processing equipment, $30 million for transformer oil facility and $99.5 million for the SSBR production facility, $40 million for the increased annual design capacity of ethylene- styrene, and $2.5 million for additional storage capacity.

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

We are subject to various PRC environmental laws and regulations that require us to obtain environmental permits for our operations. We have obtained relevant environmental licenses or approvals to conduct the manufacturing of petrochemical products in our operating subsidiary Ningbo Keyuan. If we fail to obtain all required environmental permits for our operations, or fail to comply with the provisions of our permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our operations. We are required to comply with extensive and complex environmental laws and regulations at various levels in the PRC relating to, among other things:

●	the handling of petrochemical products;
●	the operation of petrochemical product storage facilities;
●	workplace safety;
●	environmental damage; and
●	hazardous waste disposal.

If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of environmental laws or regulations, we could be subject to liabilities that could have a material adverse effect on our business, financial condition and results of operations. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability. Although our facilities passed inspection by the Ningbo City environmental protection authorities after the completion of construction,, we cannot assure you that at all times we will be in compliance with environmental laws and regulations or our environmental permits or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits.

Our failure to protect our technologies could have a negative impact on our business.

Our manufacturing technologies and process, some of which have not been patented or registered as our property, are key components of our competitive advantage and our growth strategy. We also rely on confidentiality and license agreements with certain of our employees, customers and others to protect the confidentiality of our technologies. If we are unable to adequately protect the confidentiality of these technologies, our business, results of operations, financial condition and prospects could be materially and adversely affected.

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

We may be subject to penalties or fines from the Chinese government as a result of possible violations of PRC laws or regulations

Our management and our Board of Directors have reviewed our past practices and have been advised that several of the following practices may result in possible violation of PRC laws or regulations. Specifically, a) we maintained an off-balance account to pay service providers who were not able to issue formal invoices, to distribute cash bonus to our key employees and officers, to pay rental for certain officers’ dormitories whose residences are far from our factory, etc. However, we are advised that such practices may result in violation of PRC laws.  As a result, we ceased the use of such off-balance account in April 2011 and have recorded, and will record, all transactions  in that account into our financial statement in  the relevant annual report and interim report.  b) In September 2010, we adopted a numbering system to bar scan our products to avoid any misrepresentation of the nature of our products.   In the past we sometimes accommodated requests from our customers to change the name of products so that our customers could save on freight costs. c) in the past,  in order to overcome the restrictions regarding the use of certain bank loans or to satisfy the banks’ internal requirements to demonstrate the usage of the loans , we engaged with certain related and other parties in short term financings. . Though we are current on our loan payments and as a general rule, the risk of prosecution and or civil liabilities is diminished if the loans have been repaid, we are advised that such practices may have been in violation of PRC banking laws. d) in 2010,  RMB 21 million was transferred by Ningbo Keyuan to one of its employees with no collateral or written agreement. The RMB 21 million was subsequently returned by the employee. The funds were used by the employee to assist an investor in the September 2010 Private Placement, in converting RMB to U.S. dollars. Though we have discontinued the above mentioned practices, such action may violate PRC foreign exchange laws and regulations. If Ningbo Keyuan is held responsible for any such violation conducted by the employee and the investor, Ningbo Keyuan may be subject to penalties. Additionally, Ningbo Keyuan discounted and continues to discount bank notes in order to use its effective credit lines and finance our growth. Though Ningbo Keyuan is current on its  loan payments  and  we have been advised by our PRC counsel that as long as payments to bank loans are current, the chance that Ningbo Keyuan will be subject to a fine, penalty or civil liability because of discounting bank notes is remote; there is a risk that such practice may be a potential violation of PRC banking laws. Therefore, we cannot assure you that we may not be subject to penalties or fines from the Chinese regulators if they decide to proceed against us and we cannot assure you that there will be no other violation of any current PRC laws or regulations identified by the relevant government regulators in the future.

We may face litigation and/or regulatory action as a result of certain events.

As a result of certain events, including but not limited to the delisting of our stock from the NASDAQ, our failure to file periodic reports as they were due for approximately six months and our failure to comply with certain registration requirements related to common shares underlying our preferred stock and warrants, we became subject to litigation from shareholders and other investors.  In November 2011, The Rosen Law Firm filed a class action law suit against us. We believe there is no basis to the law suit and intend to defend the law suit vigorously. In addition, in February 2014, The Brown Law Firm filed a derivative law suit against us and certain directors and officers. We believe there is no basis to the derivative law suit and intend to defend the law suit vigorously. Additionally, we may also become subject to regulatory enforcement actions in either the U.S. and/or China.  If we are forced to defend either a civil law suit brought by outside shareholders or investors and/or a regulatory action, we will be required to expend significant additional funds that could otherwise be utilized for business purposes.  Additionally, defense of such claims will result in management expending additional time and focus in connection with such defense that may materially impact its ability to effectively run our business.

Risks Relating to Regulation of Our Business

Uncertainties with respect to the governing regulations could have a material and adverse effect on us.

There are substantial uncertainties regarding the interpretation and application of the PRC laws and regulations, including, but not limited to, the laws and regulations governing our business and our ownership of the equity interests in our PRC subsidiaries, both of which are wholly foreign owned enterprise under the PRC laws. PRC laws and regulations are frequently subject to change due to rapid economic and social development and many of them were newly enacted within the last 10 years. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

We conduct all of our business through our consolidated subsidiaries incorporated in the PRC. We rely on dividends paid by these consolidated subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in the PRC is subject to limitations.  Current regulations in the PRC would permit the PRC subsidiaries to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our PRC subsidiaries will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if any PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Under U.S. GAAP (Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740-30, no deferred tax expense is required to be recorded on the earnings of foreign subsidiaries when the parent company establishes that the earnings will be permanently reinvested outside the U.S.  If dividend payments are made by our subsidiaries to the US parent, additional U.S. tax could become due in future years.  At the time of the repatriation or investment in U.S. property, the U.S. will tax the foreign earnings as a dividend and will allow a foreign tax credit for any foreign taxes previously paid on the earnings.  To the extent that dividend payments are made by our PRC subsidiaries to our US Parent additional tax may be due.

PRC regulations on loans and direct investments by overseas holding companies in PRC entities may delay or prevent us to make overseas loans or additional capital contributions to our PRC subsidiary.

Under the PRC laws, foreign investors may make loans to their PRC subsidiaries or foreign investors may make additional capital contributions to their PRC subsidiaries. Any loans to such PRC subsidiaries are subject to the PRC regulations and foreign exchange loan registrations, i.e. loans by foreign investors to their PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange (the “SAFE”), or its local branch. Foreign investors may also decide to finance their PRC subsidiaries by means of additional capital contributions. These capital contributions must be examined and approved by the Ministry of Commerce of the People’s Republic of China (the “MOFCOM”), or its local branch in advance. These registration or approval procedures may delay or prevent us from making overseas loans or additional capital contributions to our PRC subsidiaries.

Under the PRC Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China, and such classification would likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress (the “NPC”), approved and promulgated the new PRC Enterprise Income Tax Law (herein referred as the “EIT Law”). The EIT Law took effect on January 1, 2008. Under the EIT Law, Foreign Investment Enterprises (“FIEs”), and domestic companies are subject to a uniform tax rate of 25%.

In addition, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. On April 22, 2009, the State Administration of Taxation, or the SAT, issued a circular, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China, which include all of the following conditions: (a) the location where senior management members responsible for an enterprise’s daily operations discharge their duties; (b) the location where financial and human resource decisions are made or approved by organizations or persons; (c) the location where the major assets and corporate documents are kept; and (d) the location where more than half (inclusive) of all directors with voting rights or senior management have their habitual residence. Further to SAT Circular 82, on August 3, 2011, the SAT issued the Administrative Measures of Enterprise Income Tax of Chinese-Controlled Offshore Incorporated Resident Enterprises (Trial), or SAT Bulletin 45, to provide more guidance on the implementation of SAT Circular 82; the bulletin became effective on September 1, 2011. SAT Bulletin 45 further clarifies certain issues in the areas of resident status determination, post-determination administration and competent tax authorities.It also specifies that when provided with a copy of Chinese tax resident determination certificate from a resident Chinese controlled offshore incorporated enterprise, the payer should not withhold 10% income tax when paying the Chinese-sourced dividends, interest, royalties, etc. to the Chinese controlled offshore incorporated enterprise. Although SAT Circular 82 and SAT Bulletin 45 only apply to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria set forth in SAT Circular 82 and SAT Bulletin 45 may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises, regardless of whether they are controlled by PRC enterprises or individuals. Due to lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company controlled by individuals like us.

If the PRC tax authorities determine that we are “resident enterprises” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax Finally, it is possible that “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC enterprise stockholders and with respect to gains derived by our non-PRC enterprise stockholders from transferring our shares and a 20% withholding tax is imposed on dividends we pay to our non-PRC individual stockholders and with respect to gains derived by our non-PRC individual stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be credited against our U.S. tax.

If we receive any dividends from our PRC subsidiaries in the future, the dividends may be subject to PRC withholding tax.

The EIT Law and the Implementation Rules of the EIT Law provides that an income tax rate of 10% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises”, which (i) do not have an establishment or place of business in the PRC, or (ii) have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payer acting as the obligatory withholder under the EIT Law, and therefore such income taxes are generally called withholding tax in practice. We are an offshore holding company. Thus, if Keyuan HK is considered as a “non-resident enterprise” under the EIT Law and the dividends paid to us by our subsidiaries in the PRC are considered income sourced within the PRC, such dividends may be subject to a withholding tax at a rate of 10%, unless otherwise reduced or exempted according to arrangement or treaty between the PRC central government and governments of other regions or countries where the “non-resident enterprise”is incorporated orresident.

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

The Chinese State Administration of Taxation released a circular (“Circular 698”) on December 10, 2009 that addresses the transfer of shares by nonresident companies. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Pursuant to Circular 698, where the withholding agent does not withhold in accordance with laws or can’t perform the withholding obligation, the non-resident enterprises shall file a tax declaration with the PRC tax authority located at the place of the resident enterprise whose equity has been transferred, within seven days after the date of the equity transfer provided under the contracts, or the date the transferor receives the income, whichever is earlier.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days upon the execution of the equity transfer agreement.. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the enterprise income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax avoidance purposes.

There is uncertainty as to the application of Circular 698. For example, it is possible that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are no formal declarations with regard to how to decide abuse of form of organization and reasonable commercial purpose, which can be utilized by us to balance if our company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

Our PRC subsidiaries are obligated to withhold and pay PRC individual income tax on behalf of our employees who are subject to PRC individual income tax. If we fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, we may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

Under PRC laws, Ningbo Keyuan and Ningbo Keyuan Petrochemicals are obligated to withhold and pay individual income tax on behalf of our employees who are subject to PRC individual income tax. If any PRC subsidiary fails to withhold and/or pay such individual income tax in accordance with PRC laws, it may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws. We paid employees, senior management members and outside individual service providers cash compensation or awards totaling approximately RMB 4.8 million (approximately $709,000) in 2009, 2010 and first two months of 2011 without withholding individual income tax. Though we have stopped such practice and will follow any compensation recommendation from our compensation committee in the future, we may be subject to certain sanctions and other penalties and may become subject to liability under applicable tax laws in China.

In addition, the SAT has issued several circulars concerning employee stock options. Under these circulars, our employees working in the PRC (which could include both PRC employees and expatriate employees subject to PRC individual income tax) who exercise stock options will be subject to PRC individual income tax. Each of our PRC subsidiaries has obligations to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. While tax authorities may advise us that our policy is compliant, they may also change their policy, and we could be subject to sanctions or penalties.

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

The application of the New M&A Rule with respect to overseas listings of SPVs remains unclear because to our knowledge in practice almost all overseas listings by Chinese companies in recent years, similar to ours, have not secured approval from CSRC.

We believe that the M&A Rules and CSRC approval are not required in the context of the share exchange under our share exchange transaction because (i) such share exchange is a purely foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations; (ii) at the time of Share Exchange, we were not an SPV formed or controlled by PRC companies or PRC individuals; (iii) Ningbo Keyuan was established as a Sino-foreign joint venture by means of direct investment rather than by merger or acquisition of an existing PRC domestic company; (iv) at the time of Share Exchange, we were owned and  controlled by foreigners; and (v) there is no clear requirement in the New M&A Rule that would require an application to be submitted to the MOFCOM or CSRC for the approval of the listing and trading of our common stock on the U.S. security market. However, we cannot be certain that the relevant PRC government agencies, including CSRC, would reach the same conclusion, and we still cannot rule out the possibility that CSRC may deem that the transactions effected by the share exchange circumvented the M&A Rules, the PRC Securities Law and other rules and notices.

However, through the Slow Walk Options, we are indirectly owned or substantially controlled by PRC individuals, Mr. Chunfeng Tao, Mr. Jicun Wang and Mr. Peijun Chen.  If CSRC or another PRC regulatory agency subsequently determines that CSRC’s approval is required for the share exchange transaction, we may face sanctions by CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from financings into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares. CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel the transaction.

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

There still remain uncertainties as to how certain procedures and requirements under the aforesaid SAFE regulations will be enforced, and it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. Although we have requested PRC residents who, to our knowledge,  hold direct or indirect interests in our company to make the necessary applications, filings and amendments as required under the SAFE Notice 75 and other related rules, our PRC resident beneficial holders have not completed such approvals and registrations required by the SAFE regulations due to the complexity and procedure requirement involved in securing such SAFE approval. We cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations. We will attempt to comply, and attempt to ensure that all of our shareholders subject to these rules comply with the relevant requirements. We cannot, however, assure the compliance of all of our China-resident shareholders. Any current or future failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the Chinese government, including restrictions on certain of our subsidiaries’ ability to pay dividends or hinder our investment in those subsidiaries or affect our ownership structure, which could materially and adversely affect our business and prospects.

Failure to comply with PRC regulations regarding the registration requirements for employee equity incentive plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In December 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In March 2007, SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plan or Stock Option Plan of Overseas-Listed Company, or the 2007 Stock Option Rules. In February 2012, SAFE promulgated the Notice on Issues Related to Foreign Exchange Administration on Domestic Individuals' Participation in Equity Incentive Plans of Overseas-Listed Company, which replaced the 2007 Stock Option Rules. Under current effective rules, if a PRC resident participates in any equity incentive plan of an overseas publicly-listed company, a qualified PRC domestic agent must, among other things, file on behalf of such participant an application with SAFE to conduct the SAFE registration with respect to such equity incentive plan and obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with the exercise or sale of stock options or stock such participant holds. Such participating PRC residents' foreign exchange income received from the sale of stock and dividends distributed by the overseas publicly-listed company must be fully remitted into a PRC collective foreign currency account opened and managed by the PRC agent before distribution to such participants.

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

We and our PRC citizen employees who participate in our employee stock incentive plan, which we adopted in 2010, will be subject to these regulations.  We and our PRC option grantees have not completed the registrations under these regulations. We cannot assure you that we and our PRC option grantees will be able to complete the required registrations. Any current or future failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the Chinese government, which could adversely affect our business and prospects.

Failure to comply with PRC laws and regulations relating to the environmental protection and safety in production requirements in China may result in severe penalties and liabilities.

The Chinese government has been adopting increasingly stringent regulations relating to the safety and environmental protection, and our business depends upon compliance with these regulations and requirements. We completed an as-build acceptance inspection and we obtained relevant safety production permits and approvals from a variety of government authorities upon completion of such inspection. The as-build inspection was conducted by the local government to make sure that a company meets all the conditions for normal production. We received the complete set of permits and approvals from relevant government authorities on December 16, 2010. However, there is no assurance that we will be able to obtain or renew all such permits or approvals, which are subject to our fulfillment of the standards and requirements set out by the regulatory authorities. If we fail to pass the as-build acceptance inspection or obtain required licenses, we may be subject to fines, penalties or legal proceedings. Our operations at our production facilities are subject to periodic checks by the relevant authorities in the PRC and they have the power to take action against us, impose fines, withdraw or suspend our relevant licenses or activities or impose other penalties if we fail to comply with relevant regulations, in the event of which our business operations may be adversely affected. In addition, any change in the scope or application of these laws and regulations may limit our production capacity or increase our cost of operation and could therefore have an adverse effect on our business operations, financial condition and operating results. Our failure to comply with these laws and regulations could result in fines, penalties or legal proceedings. There can be no assurance that the Chinese government will not impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditures, which it may not be able to pass on to our customers.

In September 2011, we completed construction of  the SBS production facility which we started in September 2010. The SBS facility was built on part of  1.2 million square feet of land for which we obtained the use right in August 2010.  To ensure compliance with national environmental regulation and working safety protection regulations, we underwent an  environmental assessment which was conducted by the government environmental bureau.  The preliminary environmental assessment permit was obtained in 2009 to enable us to start construction. We constructed our facility based on a design system in compliance with environmental protection, including gas discharge and waste water treatment and recycling. As a result, we passed the environmental assessment in  August 2012. However, there can be no assurance that the Chinese government will not impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditures, which we may not be able to pass on to our customers. Our operations at our production facilities are subject to periodic checks by the relevant authorities in the PRC and they have the power to take action against us, impose fines, withdraw or suspend our relevant licenses or activities or impose other penalties if we fail to comply with relevant regulations, in the event of which our business operations may be adversely affected.

Risks Associated With Doing Business in China

In addition to the risks related to the regulation of our business, there are substantial risks generally associated with doing business in China, as set forth in the following risk factors.

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

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under this policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. . As a result of this policy change, Chinese Renminbi depreciated approximately 0.06% against the U.S. dollar in 2009 and appreciated approximately 3.57% in 2010. Chinese Renminbi further appreciated approximately 4.86% in 2011.Chinese Renminbi further appreciated approximately 0.244% in 2012 and appreciated approximately 3.00% in 2013 It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

The statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions could result in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions could result in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

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

China has only permitted provincial and local economic autonomy and private economic activities the last three decades, and, as a result, we are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

PRC employment contract law and increases in the labor costs in China may hurt our business and profitability.

A Chinese Employment Contract Law that became effective on January 1, 2008, imposes more stringent requirements on employers in relation to entry into fixed-term employment contracts, recruitment of temporary employees and dismissal of employees. In addition, under the Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who have worked continuously for more than one year are entitled to a paid vacation ranging from 5 to 15 days, depending on the length of the employee’s service. Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived. Pursuant to the PRC Employment Contract Law and its latest amendments effective on July 1, 2013, dispatched employees are intended to be a supplementary form of employment and shall only apply to provisional, auxiliary or substitutive positions, and the fundamental form should be direct employment by enterprises and organizations that require employees. It is expressly stated that the number of dispatched employees an employer uses may not exceed a "certain percentage" of its total labor force. The Interim Provisions on Labor Dispatch which came into force on March 1, 2014, further set such percentage at 10% and provide a two-year transitional period for compliance with such requirement. Failure to comply with these requirements may result in orders of rectification and imposition of fines. As a result of the new law and regulations, our labor costs may increase. There is no assurance that disputes, work stoppages or strikes will not arise in the future.

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

The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in the PRC over the past 35 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in the PRC, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the court room, interpretation and enforcement of PRC laws and regulations involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention.

Risks Related to our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Mr. Chunfeng Tao, our Chairman, Chief Executive Officer and President, owns 45.6132% of the equity of Delight Reward Limited. Delight Reward Limited holds 47,558,000 shares of our common stock, representing approximately 82.68% of our common stock. Accordingly, Mr. Tao (indirectly controls approximately 56.94% of our common stock)  is able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities and the market price of our common stock may be volatile.

There is currently only a limited public market for our common stock and there can be no assurance that a trading market will develop further or be maintained in the future. The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. Additionally, on April 1, 2011 trading in our common stock was halted by Nasdaq and on October 5, 2011, our common stock was delisted from Nasdaq.  On October 7, 2011, our stock began trading on the Pink Sheets and is currently trading on the OTC Bulletin Board.  It is likely that our stock will experience significant pressure for some time as a result of the lack of liquidity during the period in which it was halted.

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

FINRA (“Financial Industry Regulatory Authority”) sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, which may limit your ability to buy and sell our stock.

Because our common stock is quoted on the OTC Markets and is subject to the “Penny Stock” rules, investors may have trouble reselling their shares.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on the over-the-counter markets). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.   Should a broker-dealer be required to provide the above disclosures or fail to deliver such disclosures on the execution of any transaction involving a penny stock in violation of federal or state securities laws, an investor may be able to cancel his or her purchase and get the money back.  In addition, if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages. If an investor has signed an arbitration agreement, however, the investor may have to pursue the claim through arbitration.  Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

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

On February 13, 2014, the Brown Law Firm filed a derivative action suit on behalf of the Company, alleging certain and former current officers and directors of the Company had violated their fiduciary duties between at least April 22, 2010 to October 20, 2011. All proceedings and discovery in the derivative action is currently stayed by the United States District Court for the Southern District of New York until July 7, 2014, at which time the Company and certain individuals need to file their respective answers. Management intends to contest the case vigorously or alternatively to settle the matter in an appropriate manner.

Other than as set forth herein, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “KEYP”; our cusip number is 493722102.

The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended March 31, 2012.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
The quarter ended March 31, 2012	1.40	0.30

The quarter ended June 30, 2012	1.77	1.35

The quarter ended September 30, 2012	1.53	0.50

The quarter ended December 31, 2012	1.1	0.56

The quarter ended March 31, 2013	1.3	0.30

The quarter ended April 30, 2013	1.40	0.58

The quarter ended June 30, 2013	1.40	0.85

The quarter ended September 30, 2013	1.05	0.60

The quarter ended December 31, 2013	0.97	0.49

The quarter ended March 31, 2014	1.15	0.58

On May 19, 2014, the closing bid price of the common stock was $0.86 and we had approximately 99 record holders of our commons stock and one (1) record holder of our Series B Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

As of  May 19, 2014 , there are (i) three-year Series C Warrants to purchase up to 810,001 shares of Common Stock, at an exercise price of $4.50 per share, expiring on September 28, 2014; and (ii) three-year Series D Warrants to purchase up to 810,001 shares of Common Stock, at an exercise price of $5.25 per share expiring on September 28, 2014. In connection with the September 2010 Private Placement, we granted placement agent warrants to purchase up to 561,601 shares of Common Stock to Tripoint Global Equities, Inc expiring on September 28, 2014.

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

On January 27, 2011, our Board of Directors approved the distribution of an annual cash dividend of $0.36 per share for 2011 to be paid quarterly to its common stock shareholders at the assigned dates of record.  Management agreed to waive their rights to receive cash dividends with regards to common stock indirectly owned by them. In addition, Dragon State agreed to waive their rights to receive cash dividends should they choose to convert their preferred stock before the record date. The first quarterly dividend of $0.09 per share was paid to shareholders of record as of March 1, 2011; distribution occurred on April 15, 2011. The second quarterly dividend of $0.09 per share was paid to shareholders of record as of June 1, 2011; distribution occurred on July 15, 2011. In October 2011, our Board of directors suspended the payment of quarterly cash dividends on our common stock while we pursue strategic alternatives including, but not limited to, taking the Company private, a merger or other transaction.

Description of Equity Compensation Plans

On June 29, 2010, the Board of Directors approved our 2010 Equity Incentive Plan (the “Plan”)  to authorize  6,000,000 shares for issuance  under equity incentive awards, effective June 30, 2010. On December 6, 2010, we filed Definitive Schedule 14C information statement with the Commission proposing to adopt the Plan. The information statement was mailed to shareholders on December 6, 2010 and it became effective on December 21, 2010

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,890,000	(1)(2)	$4.2	2,820,000

Equity compensation plans not approved by security holders	100,000	(3)	$4.5
Total	3,030,000			2,820,000

(1)
On June 30, 2010, we granted stock options to certain senior management employees to purchase in the aggregate 3,000,000 shares of common stock at an exercise price of $4.20 per share and the grant-date fair value of these stock options amounted to $3,347,298. However, options to purchase in the aggregate 150,000 shares of common stock were later forfeited in 2010 because two optionees left the Company. The remaining 2,850,000 options all vested as of December 31, 2013.

(2)
On July 1, 2010, we granted stock options to two independent directors with contractual terms of 5 years. The exercise price of these stock options is $4.20 per share and the grant-date fair value of these stock options amounted to $91,349. A total of 40,000 options vested and became exercisable one year after the grant date.  The remaining 40,000 options were later forfeited on June 29, 2012 because two independent directors resigned from the board.

(3)
On August 4, 2010, we granted five-year options to 79 managers and employees to purchase in the aggregate 700,000 shares of the Company’s common stock at an exercise price of $4.50 per share, in consideration of their services to the Company.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Regulation S promulgated under the Securities Act of 1933, as amended. We made this determination based upon the representations of the respective Optionees that none of them were “U.S. person[s]” as that term is defined in Rule 902(k) of Regulation S under the Securities Act. Based on feedback received from the employees after the option award which indicated that most of those employees would prefer tangible cash rewards, management proposed canceling  600,000 of these stock options that had been granted to 77 of the 79 employees. On December 29 2010, the Board of Directors approved the proposal to cancel such stock options. The reset of 100,000 stock options vested as of December 31, 2013

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

On September 17, 2012, our Board of Directors authorized the repurchase of $2 million of the Company’s stock for up to $1.50 per share.  On December 31, 2012, the Company engaged TriPoint Global Equities LLC (“TriPoint Global”) as its agent to design and execute the stock repurchase program, that complies with the requirements of Rule 10b5-1(c)(1) and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 31, 2014, the Company had purchased 310,424 shares of common stock through the stock repurchase program. On April 1, 2014, in connection with the delay in filing our Annual Report on Form 10-K for the year ended December 31, 2013, we decided to temporarily suspend the stock repurchase program with an intention to resume once we file this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - December 31, 2012	0	$0.00	0		$2,000,000
January 1 - January 31, 2013	11,200	$0.73	11,200		$1,991,861
February 1 - February 28, 2013	15,850	$0.77	15,850		$1,979,668
March 1 - March 31, 2013	90,504	$1.25	90,504		$1,866,488
April 1-April 30 ,2013	3,300	$1.44	3,300		$1,861,740
October1- October 30, 2013	618	$0.99	618		$1,861,126
November 1-November 31,2013	1,486	$0.80	1,486		$1,859,933
December 1-December 31,2013	3,190	$0.78	3,190		$1,857,440
January 1-January 31, 2014	37,196	$0.71	37,196		$1,831,031
February 1-February 28, 2014	65,348	$0.89	65,348		$1,772,871
March 1-March 31, 2014	81,732	$1.02	81,732		$1,689,504

Total	310,424	$0.94	310,424	$	N/A

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

Overview

Operating through our wholly-owned subsidiaries, Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Keyuan Keyuan Synthetic Rubbers and Guangxi Keyuan, our operations include (i) a production facility with an annual petrochemical production capacity of 720,000 metric tons (MT) of a variety of petrochemical products, (ii) a Styrene-Butadience-Styrene (the “SBS”) production facility with a designed annual production capacity of 70,000 MT, (iii) facilities for the storage and loading of raw materials and finished goods and (iv) a manufacturing technology that can support our manufacturing process with relatively low raw material costs and high utilization and yields, all of which are led by a management team consisting of petrochemical experts with proven track records from some of China’s largest state-owned enterprises in the petrochemical industry.

In January 2012, we signed a cooperation agreement with Fangchenggang City to build a new petrochemicals production facility for Guangxi Project. According to the cooperation agreement, the government of Fangchenggang City is responsible for providing the land use rights for the facility. This new production facility, as a part of our expansion plan, will improve our competitive position by extending and expanding our supply chain and manufacturing base. Once the facility is fully operational, it is expected to have an annual production capacity of 400,000 metric tons of ABS. In August, 2013, we commenced engineering and facility construction. We are currently in the process of land leveling which is expected to be completed in the second quarter of 2014. According to the current schedule, construction of facilities and installation of pipe lines will be complete by the end of 2014. However, our schedule is subject to further adjustment pending the status of financing. The total investment amount to construct this new production facility is approximately USD $300 million.  We plan to fund the construction and operation of the new production facility through outside financing. If such financing is not available on terms acceptable to us, construction of this facility will be delayed until appropriate financing is available.

Our Facility and Equipment

Facility

As of December 31, 2013, we have invested a total of approximately $62.6 million in the construction and improvement of our production facility. Our current production facility encompasses approximately 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired the land use right of an additional 1.2 million square feet of land in August 2010 for our expansion.

We have a total of 100,000 MT of storage capacity, consisting of 50,000MT of storage capacity for raw materials and 50,000 MT for finished products. As a part of our expansion plan, we intend to add 50,000 MT of new storage capacity in 2014, after which our total storage capacity will be 150,000 MT. We completed construction of two new  tanks with approximately 34,000 MT of storage capacity in June 2013 and the installation of pilings and pumps  was completed at the end of October 2013. At the date of this Report, we are waiting for the local environmental department to conduct its inspection. Once we obtain the approval from the local environmental department, the two storage tanks can become operational. We expect that the operation will commence by the end of May, 2014.  For the rest of approximately 16,000 MT of new storage capacity, we are planning to start the construction in June, 2014 and expect to complete the work at the end of September, 2015.

We have an on-site ocean shipping dock with 5,000 MT of shipping capacity and a 10-truck loading facility. Approximately 90% of our feedstock and finished products use this shipping dock. We also have adjacent access to another shipping dock with an additional 50,000 MT of shipping capacity. During the first three months of 2014, we started the application to the local government in Ningbo to upgrade the classification of our own dock so that we can unload foreign cargo vessels under the 50,000 MT cargo capacity to our dock directly. We expect that the upgrading will be completed by the end of 2016 and we will be able to save additional logistics costs and storage fees once it is completed.

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

Expansion Plan

As a part of our expansion plan, we intend to add 50,000 MT of new storage capacity in 2014, after which our total storage capacity will be 150,000 MT. We finished construction of two new tanks in the second quarter of 2013 and installation of piling and pumps in the fourth quarter of 2013. We are currently waiting for the local environmental department to conduct inspection and we expect to obtain its approval for operation in late May, 2014. For the rest of approximately 16,000 MT of new storage capacity, we are planning to start the construction in June, 2014 and expect to complete the work at the end of September, 2015.

Our SBS facility was completed in September 2011 as a part of our expansion plan. It currently has two production lines in commercial production. SBS has a higher product margin compared to other petrochemical products we are producing and a wide range of applications in the footwear, adhesive, polymer modification and modified asphalt industries. Our SBS facility achieved a 41% utilization rate in 2012, the first full year of production, and generated approximately $71 million in sales and $5.9 million in profits. We achieved a 63% utilization rate in 2013 annual production plan of 63,000 MT of; and generated approximately $78 million in sales and $5.6 million in profits.

We expect to generate net profit margins of 10% from our production of SBS once the facility reaches normal production levels, which means the actual production volume exceeds 80% of the design capacity. However, market conditions, the volatility of feedstock and SBS product prices can significantly impact the estimated profitability and we cannot guarantee that our SBS production will achieve 80% or more of the designed capacity in the future.

We acquired the approval to start our catalytic oil processing facility and transformer oil plant with the Ningbo local government in February 2013.  The foundation piling work was completed in July 2013 and as of the date of this filing we have completed 95% of the construction of the main body of the facility and infrastructure.  We expect to start trial operation in late May, 2014, at which time we will be able to produce medical use and edible products such as tubes and chewing gum. As of December 31, 2013, the amounts invested for the catalytic oil processing facility was $15.9 million USD.

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

We are currently evaluating the timeline for the expansion projects. Our current estimate is as follows:

Expansion Project	Expected Completion Date
Oil Catalytic Processing Facility	End of Q4, 2014
Ethylene-Styrene Facility	End of Q2, 2015
Transformer Oil Facility	End of Q3, 2014
SSBR production facility	End of Q4, 2015
ABS Production Facility	End of Q4, 2016
New storage capacity of 50,000 MT	End of Q3, 2015

The total estimated cost of our expansion plan is approximately $491.8 million, including $300 million for Guangxi Project, $19.8 million for the catalytic cracking processing equipment, $30 million for transformer oil facility and $99.5 million for the SSBR production facility, $40 million for the increased annual design capacity of ethylene- styrene, and $2.5 million for additional storage capacity.  Upon full completion of our expansion, our total production capacity will reach 1,723,000 MT per year including, but not limited to, our current petrochemical production of 720,000 MT, styrene of 200,000 MT, catalytic cracking oil of 200,000 MT, ABS of 400,000 MT, SSBR of 150,000 MT and transformer oil of 100,000 MT. The following chart depicts the breakdown of our planned production capacity of 1,723,000 MT.

Going concern and management’s plans

For the year ended December 31, 2013, we reported net income of approximately $4.6 million and cash flow used in operations of approximately $53 million. At December, 31, 2013, we had a working capital deficit of approximately $209.7 million.

The Report of the Independent Registered Public Accounting Firm on our consolidated financial statements as of and for the year ended December 31, 2013 includes a going concern explanatory paragraph which means that the accounting firm has expressed substantial  doubt about the Company’s ability to continue as a going concern.

Although the Company continues to finance its operations primarily through short-term bank borrowings, management’s realignment of product profiles, along with the general stabilization of the petrochemical industry in China resulted in a net income of $ 4.6 million in 2013 compared to a net loss of $5.8 million in 2012.

Short-term bank borrowings and bills payable amounted to approximately $686 million at December 31, 2013. Management expects that short-term bank financing will continue to be available through at least December 31, 2014.  Furthermore, as management expects that the petrochemical industry in China will continues to stabilize and that demand for downstream products (such as auto, home appliances and dyes) grow following several years of contraction, as such Management expects that the company’s overall profits will also grow.

As reported in our financial statements for the years ended December 31, 2013 and 2012, we continue to benefit from favorable PRC tax policies related to consumption tax. As of December 31, 2013, we had a consumption tax refund receivable of approximately $46.1 million. In April 2014, approximately $36.1 million was refunded and management expects that additional consumption tax deposits of approximately $0.4 million will be refunded in May 2014, and that approximately $9.6 million will be deductible against future consumption tax obligations.

In order to improve our operational results and financial situation, we are adjusting our product portfolio to include SEBS which will yield a higher gross margin than some of our current products.  SEBS is a product similar to SBS but with more durable product feature, and can be produced by our current SBS facility. In order to achieve a stable production value, we started trial production of 200 MT per month from March 2013, and will start bulk production when the result of our lab analysis shows the condition of SEBS produced is suitable for sale. In addition, since late 2013, our industry has been steadily developing after a period of depression. We believe that the undertaking of our expansion plan ensures a sustainable and long-term growth. We are also exploring sources of additional financing, including short-term financing from our vendors and other parties. In addition, we are closely monitoring cash balances, cash needs and expense levels.

We are also exploring sources of additional financing, including short-term financing from our vendors and other parties. In addition, we are closely monitoring its cash balances, cash needs and expense levels.

Our ability to continue as a going concern is dependent upon management’s ability to implement our strategic plan, obtain additional capital and generate net income and positive cash flows from operations. There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to us, if at all.

Manufacturing and Sales

Our total production of finished products during the 12 months ended December 31, 2013 was 568,939 MT and revenue totaled $647 million, based on the sale of 566,916 MT of petrochemical products including 36,959 MT of SBS products. Our total production of finished products for fiscal year 2012 was 688,821 MT and revenue totaled $751 million from the sale of 675,484 MT of petrochemical products. The decrease in total production of finished products and revenues in 2013 was mainly due to 41 days of production suspension

During the second quarter of 2013, we conducted routine maintenance of our entire production facilities and suspended production for 41 days. This routine maintenance is standard and necessary in the petrochemical production industry and is undertaken every two years, depending on the condition of the facilities. As a result of the suspension, our total production was decreased by approximately 98,000 MT and revenue was decreased by approximately $110 million.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. The Group did not record any provision for slow-moving and obsolete inventory as of December 31, 2013 and 2012.

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

The estimated useful lives of property, plant and equipment are as follows:

Buildings	45 years
Machinery and equipment	5 to 20 years
Vehicles	5 years
Office equipment and furniture	3 to 10 years

During January 2013, management performed an assessment of the useful lives of certain machinery and equipment. In evaluating the useful lives, management considered the historical life of the assets, operational strategy, and related functionality. Management concluded that machinery and equipment would remain in service longer than the depreciable life assigned. Effective February 1, 2013, the Group changed the time period over which it depreciates machinery and equipment to 20 years from 15 years. Management believes that this change more clearly and appropriately reflects the state of the machinery and equipment and thus, more reasonably and accurately reports the value of the machinery and equipment on the balance sheet. This change is being accounted for as a change in estimate. This change in estimate resulted in a reduction of depreciation expense of approximately $3.1 million or approximately $0.05 per share for the year ended December, 2013.

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

Results of Operations

The following table and analysis sets forth information from our statements of operations for the years ended December 31, 2013 and 2012 (amounts in thousands, except production and per metric ton amounts):

	For the Year Ended December 31		Year to Year Comparison
	2013	2012	Increase/ (decrease)	Percentage Change
Sales
Third Parties	$646,549	$750,628	$(104,079)	(13.9%)
Related Parties	-

Total Sales	646,549	750,628	(104,079)	(13.9%)

Cost of Sale
Third Parties	620,040	721,519	(101,479)	(14.1%)
Related Parties	-

Cost of Sales	620,040	721,519	(101,479)	(14.1%)

Gross Profit	26,509	29,109	(2,600)	(8.9%)

Operating Expenses
Selling Expenses	1,563	1,132	431	38.1%
General and administrative Expenses	14,736	12,510	2,226	17.8%
Total Operating Expenses	16,299	13,642	2,657	19.5%

Income from Operations	10,210	15,467	(5,257)	(34%)

Other Income(Expense)
Interest Income	8,422	5,940	2,482	41.8%
Interest Expense	(18,809)	(25,065)	6,256	(25%)
Foreign Exchange gain, net	10,118	(1,319)	11,437	867.1%
Liquidated damages expenses	-
Other income (expense), net	(1,833)	(79)	(1,754)	2220.3%
Total other expenses	(2,102)	(20,523)	18,421	(89.8%)

Loss before provision for income taxes	8,108	(5,056)	13,164	260.4%
Income tax expense	3,476	794	2,682	337.8%
Net Income	4,632	(5,850)	10,482	179.2%

Other comprehensive income
Foreign currency translation adjustment	2,754	945	1,809	191.4%

Comprehensive Income/(loss)	$7,386	$(4,905)	12,291	250.6%

Sales: Our sales for the year ended December 31, 2013 were $ 646,549 compared to sales of $750,628 for the year ended December 31, 2012, a decrease of $104,078, or 13.9%. The substantial decrease in our sales is a result of 41 days production suspension for a routine maintenance of our production facilities.

In 2013, we sold 529,957 MT of chemical products at an average price of $1.167 per MT, as compared to sales of 646,753 MT of chemical products at the average price of $1.051 per MT in 2012. This represents a reduction of 116,796 MT, or a decrease of approximately 18.1% in sold products. Compared with 15 days of production suspension for inspection in 2012, we lost 41 days of production for system maintenance during 2013.

In 2013, SBS production was 36,959 MT of finished products at an average sale price of $ 2.110 per MT generating sales of $77,984 In 2012, the SBS facility produced 28,730 MT of finished products at the average sale price of $ 2.471 per MT generating total sales of $70,992. Our sales for SBS products increased $ 6,992 or 9.8%. The main reason for the increase is that we became more experienced in stabilizing the facility operating conditions and reducing interruptions, as well as increasing the output after the first year’s trial operation.

We did not incur any sales to related parties for the years ended December 31, 2013 and 2012. For additional information on related party transactions, please refer to Footnote 22 of the financial statements.

The breakdown of the 566,916 MT products produced is listed below.

Product	(Metric Tons)
BTX Aromatics	275,923
LPG	93,377
MTBE and Others	29,337
Styrene	76,246
Propylene	55,074
SBS products	36,959
Total Metric Tons Sold	566,916

Cost of Sales: Cost of sales was $620,040 for the year ended December 31, 2013, or 96% of sales, compared to cost of sales of $721,519, or 96% of sales for the year ended December 31, 2012, a decrease of $101,479 or 14.06%. Our cost of sales are primarily composed of the costs of direct raw materials (mainly heavy oil, benzene and carbinol), labor cost, depreciation and amortization of manufacturing equipment and facilities, and other overhead.

The decrease in cost of sales in 2013 is mainly due to the 41 days of production suspension for system maintenance which is conducted every two years.

In addition to primary components of cost of sales, our cost of sales includes energy costs.  Energy required for production of our products consists of water, electricity and steam, the costs of which are attributed to cost of sales rather than operating expense. The supply prices of these energy sources in China have been very stable historically as a result of PRC government policy. Accordingly, the potential impact of changing energy costs to our production is minimal. The following are the costs for water, electricity and stream for the year ended December 31, 2013 and 2012 (amounts in thousands):

	For the Year Ended December 31
	2013 (Unaudited)	2012 (Unaudited)
Water	1,367	1,338
Electricity	12,627	11,282
Steam	2,298	1,498

Total energy cost was approximately $16,262 for the year ended December 31, 2013, which constitutes approximately 2.52 % of sales. Total energy cost was approximately $14,118 for the year ended December 31, 2012, which constitutes approximately 1.88 % of sales.

Gross Profit: Gross profit for the year ended December 31, 2013 was $26,509, compared to $29,109 for the year ended December 31, 2012. The decrease of $2,600 in gross profit in 2013 is due to the decreased sales of products which subsequently causes the fixed cost and maintenance cost relatively higher compared to fiscal year 2012. In addition, we also have a gross loss of $ 1,637 in the trading activities of heavy oil with our suppliers in 2013, which is contributable to the decrease of gross profit.

Operating Expenses: Operating expenses, including selling expenses, and general and administrative expenses, were $16,299, or 2.5 % of sales for the year ended December 31, 2013 as compared to $13,642, or 1.8% of sales for the fiscal year 2012, an increase of $2,657.  The increase is due to that we outsourced our SBS products packing service, which caused $0.4 million attributable to selling expense. We also took out the research and development expense (approximately $ 1.6 million), which had been included in our cost of production in 2012, and  rearranged it into the our operating expense in 2013, per the requirement of application for the qualification of “a “High and New Technology Enterprise”

Interest Income/Expense: For the year ended December 31, 2013, the interest income and expense was approximately $8,422 and $18,809, respectively; as compared to interest income and expense of approximately $5,940 and $25,065 for the year ended December 31, 2012, respectively. The increased interest income is mainly from the increased pledge bank deposit for the bank borrowing.  The decrease in interest expense is mainly due to the decreased rate of the discounted bills in addition to that  the weighted average interest rate for the short term borrowing also decreased from 6.21 % in 2012 to 5.63% in 2013.

Net Income: Net Income for the year ended December 31, 2013 was approximately $4,632, as compared to a net loss of approximately $5,850 for the year ended December 31, 2012, an increase of $10,482 or 179.2%. The increase in net income was mainly due to the exchange gain of $10,712 from the appreciation of RMB. For instance,  the exchange rate for USD to RMB is 6.11 to 1 on December 31,2012 as compared to  6.3  to 1 on December 31, 2013.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to gain of $2,754 for the year ended December 31, 2013 and gain of $945 for the year ended December 31, 2012, respectively. The balance sheet amounts at December 31, 2013 and 2012, with the exception of equity, were translated at RMB 6.1087 and RMB 6.3012 to 1.00 U.S. dollar, respectively. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the year ended December 31, 2013 and 2012 were RMB 6.1881 and RMB 6.3032, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The Report of our Independent Registration Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2013 includes a going concern explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Year Ended December 31 (in thousands)
	2013	2012
Net cash provided by (used in) operating activities	$(52,961)	$(7,095)
Net cash used in investing activities	$(73,341)	$(54,417)
Net cash provided by financing activities	$115,231	$77,488

Net cash used in operating activities was $52,961 for the year ended December 31, 2013, as compared to $7,095 used in operating activities for the same period in 2012.  The increase in cash used in operating activities is primarily due to the increase in accounts payable, the prepaid VAT, inventories and prepayment to suppliers. We obtained less advances from customer in 2013 which was attributable to the increase in net cash used in operating activities in 2013.

Net cash used in investing activities was approximately $73,341 and $54,417 for the years ended December 31, 2013 and 2012, respectively. The increase in net cash used in investing activities is primarily due to our increasing investments for the construction of infrastructures and facilities in accordance with our expansion plan.

Net cash provided by financing activities amounted to $115,231 for 2013 and $77,488 for 2012. The increase of $37,743 in net cash provided by financing activities in 2013 is primarily due to the increase in short-term bank borrowings for our operation and expansion plan.

We have entered into loan agreements with our primary lenders, Bank of China, China Construction Bank, Agricultural Bank of China, etc., under which we have term loans. As of December 31, 2013, we had an aggregate principal amount of approximately $424 million outstanding under the loan agreements, with maturity dates from February 2013 to  December 2013  and interest rates from 1.0%  to 7.2%  per annum. As of  the 19th of May 2014, we had an aggregate principal amount of approximately $553 million outstanding under the loan agreements, with maturity date throughMay, 2015, and interest rates from 1.00% to 6.72% per annum. The loan agreements contain customary affirmative and negative covenants and were mainly guaranteed by third parties and individual persons or secured by a lien on our property and equipment. Beginning in January 2011, certain individual loan guarantors, some of whom are related parties, were paid a monthly fee of approximately 0.1% of the outstanding loan balances as compensation for their guarantees. We paid approximately $2.6 million of compensation in respect of these guarantees for the year ended December 31, 2013. Historically, all debts due have been paid back by the Company in a timely manner. All short-term bank loans are revolving loans whose terms (at due date of payment) are generally extended by the lender. As of December 31, 2013, we were in compliance with the terms of our loan agreements. As such, management expects most unpaid loan balances will be extended at their due dates. Depending on our capital needs, the Company evaluates whether to apply for additional long-term bank loans when they are paid back. The Company currently has sufficient lines of credit with the banks for both short-term and long-term borrowings for our current operations. However, we are working to refining our manufacturing capacity to include an ABS facility, an oil catalytic cracking processing facility, an increased annual design capacity of ethylene-styrene facility to 200,000 MT, a transformer oil facility and a SSBR production facility. The total cost of additioal processing equipment for products refinement and SSBR production facility is approximately $149.3 million, including $49.8 million for additional processing equipment and $99.5 million for our SSBR production facility. We are currently going through the governmental approval and design phase of the ABS production facility and estimating the related costs. We plan to fund this proposed expansion through debt financing, cash from operations, proceeds from prior financings, warrant exercises, and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to increase our production capacity and to expand our business could be adversely affected.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Keyuan Petrochemicals, Inc.

We have audited the accompanying consolidated balance sheets of Keyuan Petrochemicals, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keyuan Petrochemicals, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company has experienced recurring net cash flows used in operations, and has a working capital deficiency at December 31, 2013 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado
May 21, 2014

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	Note	As of December 31
		2013	2012
ASSETS
Current assets:
Cash	2(d)	$12,309	$23,378
Pledged bank deposits	2(e)	336,363	201,252
Bills receivable	2(k)	25	3,968
Accounts receivable	2(g)	7,517	14,248
Inventories	3	69,914	48,634
Prepayments to suppliers	5	33,842	23,476
Consumption tax recoverable	6	46,072	51,334
Amounts due from related parties	22	43	40
Other current assets	7	65,189	56,320
Deferred income tax assets	18	2,641	2,801
Total current assets		573,915	425,451

Property, plant and equipment, net	8	285,506	227,603
Intangible assets, net	9	986	880
Land use rights	10	10,663	10,708
VAT recoverable		3,012	2,232

Total assets		$874,082	$666,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank borrowings	11	$424,436	$295,146
Bills payable	2(k)	261,524	102,650
Accounts payable		59,043	130,387
Advances from customers	4	10,820	24,405
Accrued expenses and other payables	12	23,767	26,833
Income tax payable	19	1,849	2,344
Dividends payable		2,382	2,382
Amounts due to related parties	22	-	479
Total liabilities, all current		783,821	584,626

Series B convertible preferred stock:
Par value:$0.001; Authorized: 8000,000 shares issued and outstanding: 5,333,340 shares, liquidation preference $20,250	13	16,868	16,452
Commitments and contingencies	18	-	-

Stockholders’ equity:
Common stock:
Par value: $0.001; Authorized: 100,000,000 shares Issued and outstanding: 57,646,160 and 57,520,012 shares, respectively, as at December 31, 2013 and 2012		58	58
Additional paid-in capital		51,555	50,653
Statutory reserve	16	5,749	4,071
Accumulated other comprehensive income		10,245	7,491
Retained earnings		5,929	3,523
Treasury stock, at cost, 126,148 shares at December 31, 2013		(143)	-
Total stockholders’ equity		73,393	65,796

Total liabilities and stockholders’ equity		$874,082	$666,874

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share data)

	Note	Year Ended December 31,
		2013	2012

Sales		$646,549	$750,628
Cost of sales		620,040	721,519
Gross profit		26,509	29,109

Selling expenses		1,563	1,132
General and administration expenses		14,736	12,510
Total operating expenses		16,299	13,642

Income from operations		10,210	15,467

Other income (expense):
Interest income		8,422	5,940
Interest expense		(18,809)	(25,065)
Foreign exchange gain (loss) , net		10,118	(1,319)
Other (expense) income, net		(1,833)	(79)
Total other expense, net		(2,102)	(20,523)

Income (loss) before income taxes		8,108	(5,056)
Income tax expense	19	3,476	794
Net Income (loss) attributable to Keyuan Petrochemicals Inc. stockholders		4,632	(5,850)
Dividends to Series B convertible preferred stockholders		548	-
Net Income (loss) attributable to Keyuan Petrochemicals Inc. common stockholders		4,084	(5,850)

Other comprehensive income (loss):
Foreign currency translation adjustment		2,754	945
Comprehensive income (loss)		$7,386	$(4,905)

Earnings (loss) per share:
Attributable to common stock:
-Basic		$0.07	$(0.10)
-Diluted		$0.07	$(0.10)
Weighted average number of shares of common stock used in calculation:
-Basic		57,551,991	57,646,160
-Diluted		57,551,991	57,646,160

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012
(Amounts in thousands, except share data)

	Common stock		Additional		Accumulated other			Total
	Number of shares		paid-in capital	Statutory reserve	comprehensive income	Retained earnings	Treasury Stock	stockholders’ equity
Balance as of January 1, 2012	57,646,160	$58	$49,198	$3,744	$6,546	$9,700	$-	$69,246

Share-based compensation	-	-	1,455	-	-	-		1,455
Net income	-	-	-	-	-	(5,850)		(5,850)
Statutory reserve	-	-	-	327	-	(327)		-
Other comprehensive income - Foreign currency translation loss	-	-	-	-	945	-		945
Balance as of December 31, 2012	57,646,160	58	50,653	4,071	7,491	3,523	-	65,796

Fixed dividends for series B Convertible preferred stockholders	-	-	-	-	-	(548)		(548)
Share-based compensation	-	-	770	-	-	-		770
Change in fair value of the Series C and Series D warrants	-	-	132	-	-	-		132
Net income	-	-	-	-	-	4,632		4,632
Treasury Stock	(126,148)						(143)	(143)
Statutory reserve	-	-	-	1,678	-	(1,678)		-
Other comprehensive income - Foreign currency translation loss	-	-	-	-	2,754	-		2,754
Balance as of December 31, 2013	57,520,012	$58	$51,555	$5,749	$10,245	$5,929	$(143)	$73,393

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)

	Year Ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net income (loss)	$4,632		$(5,850)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,232		11,927
Amortization	121		107
Land use rights amortization	461		452
Deferred income tax expense (benefit)	245		(2,763)
Share-based compensation expense	770		1,590
Changes in operating assets and liabilities:
Bills receivable	2,283		(2,379)
Accounts receivable	7,303		(12,249)
Inventories	(19,488)		(9,363)
Prepayments to suppliers	(10,199)		(6,877)
Consumption tax recoverable	6,790		4,934
Other current assets	(7,330)		(9,958)
Accounts payable	(43,268)		281
Advances from (to) customers	(14,128)		16,993
Income taxes payable	(562)		2,155
Accrued expenses and other payables	8,045		3,905
Net cash used in operating activities	(53,093)		(7,095)

Cash flows from investing activities:
Purchase of property, plant and equipment	(73,341)		(54,417)
Net cash used in investing activities	(73,341)		(54,417)

Cash flow from financing activities:
Pledged bank deposits used for bank borrowings	(127,080)		(43,629)
Proceeds from short-term bank borrowings	1,199,005		827,950
Repayment of short-term bank borrowings	(1,111,878)		(729,531)
Proceeds from bank notes	373,265		198,125
Repayments of bank notes	(217,938)		(159,562)
Repayment of long term bank borrowings	-		(15,865)
Repurchase of treasury stock	(143)		-
Net cash provided by financing activities	115,231		77,488

Effect of foreign currency exchange rate changes on cash	134		77

Net increase (decrease) in cash	(11,069)		16,053

Cash at beginning of period	23,378		7,325
Cash at end of period	$12,309		$23,378

Supplemental disclosure of cash flow information:
Income tax paid	$3,867		$1,914
Interest paid, net of capitalized interest	$-		$843
Non cash investing and financing activities:
Payable for purchase of property, plant and equipment (net of VAT)	$13,845		$18,653
Dividends on Series B convertible preferred stock	$(548)	$

See accompanying notes to the consolidated financial statements.

1       ORGANIZATION AND NATURE OF BUSINESS, RECENT EVENTS, AND GOING CONCERN AND MANAGEMENT’S PLANS

(a) Organization and Nature of business

Keyuan Petrochemicals, Inc. (the “Company”) was incorporated in the State of Texas on May 4, 2004 in the former name of Silver Pearl Enterprises, Inc. The Company, through its wholly-owned subsidiary, Sinotech Group Limited, (“Sinotech”) and its indirect subsidiaries, Keyuan Group Limited (“Keyuan HK”), Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”), Ningbo Keyuan Petrochemicals Co., Ltd. (Ningbo Keyuan Petrochemicals), Ningbo Keyuan Synthetic Rubbers Co., Ltd. (“Ningbo Keyuan Synthetic Rubbers”), and Guangxi Keyuan New Materials Co., Ltd. (“Guangxi Keyuan”) (collectively referred herein below as “the Group” ) are engaged in the manufacture and sale of petrochemical and rubber products in the People’s Republic of China (“PRC”).

Sinotech is an investment holding company and was incorporated in the British Virgin Islands in 2009.

Keyuan HK was established in Hong Kong in 2009, and is a holding company with no significant assets.

Ningbo Keyuan was established in April 2007 as a wholly foreign-owned enterprise in Ningbo, PRC.

On August 8, 2010, Keyuan HK established Ningbo Keyuan Petrochemicals, a wholly-owned subsidiary in the PRC.

On March 7, 2012, Keyuan HK and Ningbo Keyuan established Guangxi Keyuan, a wholly-owned subsidiary in the PRC. Commencing from April 15, 2013, Guangxi Keyuan is owned by Sinotech (75%) and Ningbo Keyuan (25%).

On June 15, 2012, Ningbo Keyuan established Ningbo Keyuan Synthetic Rubbers, a wholly-owned subsidiary in the PRC.

(b) Other Events

The Company, with its PRC legal counsel, evaluated the matters identified in a 2010 Independent Investigation to determine the extent to which the Company may be exposed to fines and penalties in China. The Independent Investigation was conducted by the Audit Committee, and identified, among other matters, possible violations of PRC or U.S. laws. The Company has concluded that the extent to which it may be exposed to fines and penalties in the PRC is limited, and to date, has not received any PRC governmental or regulatory communication or inquiry related to these matters. However, management is currently unable to determine the final outcome of these matters and their possible effects on the consolidated financial statements.

On July 2, 2013, the United District Court for the District of Columbia issued a final judgment approving a settlement reached between the Company and the Securities and Exchange Commission (“SEC”). The settlement was reached on February 28, 2013 in a case filed by the SEC in the United States District Count for the District of Columbia against the Company, alleging it violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 12b-20 and 13a-13 thereunder. Under the terms of the settlement, the Company, without admitting or denying the allegation of the complaint, paid a civil penalty of $1million and was permanently enjoined from violating certain securities law.

(c) Going concern and management’s plans

For the year ended December 31, 2013, the Company reported net income of approximately $4.6 million and cash flow used in operations of approximately $53.8 million. At December, 31, 2013, the Company had a working capital deficit of approximately $209.7 million.

Although the Company continues to finance its operations primarily through short-term bank borrowings, management’s realignment of product profiles, along with the general stabilization of the petrochemical industry in China, resulted in net income of $ 4.6 million in 2013 compared to a net loss of $5.9 million in 2012.

Short-term bank borrowings and bills payable amounted to approximately $688 million at December 31, 2013. Management expects that short-term bank financing will continue to be available through at least December 31, 2014.  Furthermore, management expects that the petrochemical industry in China will continue to stabilize, and that demand for downstream products (such as auto, home appliances and dyes) will grow following several years of contraction, As such, management expects that the Company’s overall profits will also grow.

As further described in Note 6 (below), the Company continues to benefit from favorable PRC tax policies related to consumption tax. As of December 31, 2013, the Company had consumption tax recoverable of approximately $46.1 million. In April 2014, approximately $36.1 million was refunded and management expects that additional consumption tax deposits of approximately $0.4 million will be refunded in May 2014, and that approximately $9.6 million will be deductible against future consumption tax obligations.

The Company’s management believes that the Company’s cash, working capital, and access to cash through its bank loans provide adequate capital resources to fund its operations and working capital needs through at least the end of 2014.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(c) Foreign currency transactions and translation

The functional currency of the Company, Sinotech and Keyuan HK is the U.S. dollar. The functional currency of the PRC operating subsidiaries is the Renminbi (“RMB”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency using the applicable exchange rates at each balance sheet date, and non-monetary items are translated at historical rates. The resulting exchange differences on these transactions are recorded in foreign exchange gain (loss), net in the consolidated statements of comprehensive income.

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

(d) Cash

Cash consists of cash on hand and cash at banks. As of December 31, 2013 and 2012, cash of $12.3 million and $23.3 million, respectively, was held in major financial institutions located in the PRC. Management performs periodic evaluations of the relative credit standings of those financial institutions, and believes that they have high credit ratings.

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

(f) Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. The Group did not record any provision for slow-moving and obsolete inventory as of December 31, 2013 and 2012.

(g) Accounts receivable

With the approval of the Company’s general manager, the Company occasionally extends unsecured credit to its long-term customers with a good credit rating. An allowance for doubtful accounts is established and recorded based on management’s assessment of its analysis of trade receivables, customers’ credit-worthiness, past collection history, and changes in customers’ payment records. The Company writes-off accounts receivable when accounts are deemed uncollectible. At December 31, 2013 and 2012, the Group considers all of its accounts receivable to be collectible and no provision for doubtful accounts has been made in the consolidated financial statements.

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

The estimated useful lives of property, plant and equipment are as follows:

Buildings	45 years
Plant, machinery and equipment	5 to 20 years
Vehicles	5 years
Office equipment and furniture	3 to 10 years

During January 2013, management performed an assessment of the useful lives of certain machinery and equipment. In evaluating the useful lives, management considered the historical life of the assets, operational strategy, and related functionality. Management concluded that machinery and equipment would remain in service longer than the depreciable life assigned. Effective February 1, 2013, the Group changed the time period over which it depreciates machinery and equipment to 20 years from 15 years. Management believes that this change more clearly and appropriately reflects the state of the machinery and equipment and thus, more reasonably and accurately reports the value of the machinery and equipment on the balance sheet. This change is being accounted for as a change in estimate. This change in estimate resulted in a reduction of depreciation expense of approximately $3.1 million, or approximately $0.05 per share, for the year ended December, 2013.

Construction-in-progress is stated at cost. Cost comprises nonrefundable prepayments during the period of the construction of the plant or installation of equipment. Costs included in construction-in-progress are transferred to their respective categories of property, plant and equipment when the assets are ready for their intended use, at which time depreciation commences.

(i) Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 360-10, the Group reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Group’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of the expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets. No impairment is believed to exist at December 31, 2013.

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

In connection with the Company’s financing transactions, the Group may also obtain bills receivable in exchange for cash or payables.  These bills, which are sold at a discount prior to maturity, include provisions whereby the Group agrees to reimburse the accepting bank in the event that the counterparty fails to honor its liability to the accepting bank.  At December 31, 2013 and 2012, discounted bills receivable subject to reimbursement amounted to approximately $1.8 and $4.0 million, respectively.  Historically, the Group has not suffered any losses under these reimbursement agreements.

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

In the PRC, value added tax (“VAT”) of 17% on invoiced amounts, and consumption tax of $133 per ton on certain sales, are collected on behalf of tax authorities. Revenue is recorded net of VAT and consumption tax. VAT and consumption tax paid for purchases, net of VAT and consumption tax collected from customers, is recorded in other current assets and consumption tax recoverable, respectively, in the consolidated balance sheets as of December 31, 2013 and 2012.

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

(n) Employee benefit plans

Pursuant to relevant PRC regulations, Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Ningbo Keyuan Synthetic Rubbers and Guangxi Keyuan are required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rates ranging from 26.7% to 28.7% on a standard salary base as determined by the local social security bureau.

Contributions to the defined contribution plans are charged to the consolidated statements of comprehensive income (loss) when the related service is provided. For each of the years ended December 31, 2013 and 2012, contributions to the defined contribution plans were approximately $0.5 million.

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

The Group recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Group has elected to classify interest related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive income.

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

Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company’s stockholders as adjusted for the effect of dilutive common stock equivalents, if any, by the weighted average number of common stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents consist of the common stock issuable upon the conversion of the Group’s Series B convertible preferred stock (using the if–converted method) and common stock issuable upon the exercise of outstanding stock options and stock purchase warrants (using the treasury stock method). Potential dilutive securities are not included in the calculation of dilutive earnings (loss) per share if the effect is anti-dilutive. A total of 4,014,605 and 7,190,766 warrants and options were excluded from diluted earnings per share for the years ended December 31, 2013, and 2012, respectively, as their effect was anti-dilutive.

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

(t) Recent accounting pronouncements

Effective January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The adoption of ASU 2013-02 concerns presentation and disclosure only and did not have an impact on the Company’s consolidated financial position or results of operations.

In July 2013, the FASB, issued Accounting Standards Update (ASU) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under ASU 2013-11, an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance affects presentation only and, therefore, it is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

3         INVENTORIES

Inventories consist of the following:

	December 31,	December 31,
	2013	2012
	($’000)	($’000)
Raw materials	$37,747	$26,433
Finished goods	30,823	21,701
Work-in-process	1,344	500

Total	$69,914	$48,634

4         ADVANCES FROM CUSTOMERS

The Group generally requires a prepayment of 100% of the sales contract price from its customers shortly before products are delivered. Such prepayments are recorded as “advances from customers” in the Group’s consolidated balance sheet, until products are delivered and customers take ownership and assume the risk of loss. Approved by the Company’s general manager, the Company occasionally extends credit to its long-term customers with good credit ratings. As of December 31, 2013 and December 31, 2012, the balance of accounts receivable was approximately $7.5 million and $14.2 million, respectively.

5         PREPAYMENTS TO SUPPLIERS

The Group makes prepayments to suppliers in connection with purchases of raw materials. Prepayments to suppliers are reclassified to inventories or expense and applied to related purchases of materials after invoices of such purchases are received.

6         CONSUMPTION TAX RECOVERABLE

The PRC government enacted a regulation pursuant to which domestically purchased heavy oil to be used for producing ethylene and aromatics products was exempted from consumption tax. In addition, the consumption tax paid for imported heavy oil is to be refunded if it is used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for producing ethylene and aromatics products, the Group recognizes a consumption tax recoverable when a consumption tax for heavy oils has been paid and the relevant heavy oils have been used for production of ethylene and aromatics products. As of December 31, 2013 and 2012, the Group recorded an estimated consumption tax recoverable amounting to approximately $46.1 million and $51.3 million, respectively.

Approximately $36.1 million of consumption tax was refunded in April 2014. In addition, management expects approximately $0.4 million of consumption tax to be refunded in May 2014, and that approximately $9.6 million will be deductible against future consumption tax obligations.

7       OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of December 31,
	2013	2012
	($’000)	($’000)
VAT recoverable	$56,667	$31,751
Customs deposits for imported inventories	3,680	21,648
Other	4,842	2,921

	$65,189	$56,320

Management estimates the deductible input VAT using vendor contracts, engineering and other estimates, as well as historical experience. Approximately $3.0 million and $2.2 million was included in non-current assets as of December 31, 2013 and 2012, respectively.

Customs deposits for imported inventories represent amounts paid to the local customs office in connection with the import of raw materials inventories. Upon approval by the customs authorities, these amounts become refundable by the local tax authority and are reclassified as VAT recoverable or consumption tax recoverable (Note 6).

8        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of December 31,
	2013	2012
	($’000)	($’000)

Buildings	$6,303	$3,920
Plant, machinery and equipment	253,728	239,222
Vehicles	1,274	950
Office equipment and furniture	309	296
Construction-in-progress	65,267	12,292

	326,881	256,680
Less: accumulated depreciation	(41,375)	(29,077)

	$285,506	$227,603

Depreciation expense on property, plant and equipment is allocated to the following items:

	Year ended December 31,
	2013	2012
	($’000)	($’000)

Cost of sales	$10,370	$13,254
Selling, general and administrative expenses	862	189

	$11,232	$13,443

For the years ended December 31, 2013 and 2012, interest capitalized amounted to approximately nil and $0.8 million, respectively.

9         INTANGIBLE ASSETS

Intangible assets consist of the following:

	Amortization	As of December 31,
	Period	2013	2012
	Years	($’000)	($’000)

Licensing agreements	10-20	$1,758	$1,508
Less: Accumulated amortization		(772)	(628)

		$986	$880

Licensing agreements consist of technology utilization rights for petrochemical production. For each of the years ended December 31, 2013 and 2012, amortization expense for intangible assets amounted to approximately $0.1 million. Amortization expense for each of the next five years is estimated to be approximately $0.1 million.

10       LAND USE RIGHTS

Land use rights consist of the following:

	As of December 31,
	2013	2012
	($’000)	($’000)

Land use rights	$12,754	$12,282
Less: Accumulated amortization	(2,091)	(1,574)

	$10,663	$10,708

For the years ended December 31, 2013 and 2012, amortization expense related to land use rights was approximately $0.5 million and $0.4 million, respectively.

11      SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	As of December 31,
	2013	2012
	($’000)	($’000)

Bank borrowings-secured/guaranteed	$424,436	$295,146

As of December 31, 2013, short−term bank borrowings carried a weighted average interest rate of 5.63% (2012: 6.21%) for bank loans in RMB; and a weighted average interest rate of 2.72% (2012: 3.97%) for bank loans in USD, and had maturity terms ranging from two to twelve months and interest rates ranging from 1.0% to 7.2% (2012: 1.27% to 7.93%).

As of December 31, 2013, approximately $33 million included in short term bank borrowings was payable to Shanghai Pudong Development Bank, and was secured by a one-year fixed term deposit and pledged deposits with a carrying amount of $9 million. In addition, as of December 31, 2013, $137 million payable to Bank of China was secured by a one-year fixed term deposit with a carrying amount of $78 million; $103 million payable to China Construction Bank was secured by a one-year fixed term deposit with a carrying amount of $43 million; $33 million payable to Agricultural Bank of China was secured by a one-year fixed term deposit with a carrying amount of $20 million; $5 million payable to Ningbo Commerce Bank was secured by a one-year fixed term deposit with a carrying amount of $5 million; $24 million payable to Bank of Communication was secured by a one-year fixed term deposit with a carrying amount of $3 million; and $4 million payable to Guangdong Development Bank was secured by a one-year fixed term deposit with a carrying amount of $5 million. Furthermore, $30 million payable to the Bank of Ningbo was secured by a one-year fixed term deposit with a carrying amount of $1 million; $33 million payable to China Merchant Bank was secured by a one-year fixed term deposit with a carrying amount of $23 million; $22 million payable to Shenzhen Development Bank was secured by a one-year fixed term deposit with a carrying amount of $23 million. Among the rest of the Group's short-term borrowing, as of December 31, 2013, $95 million was guaranteed by related party and third-party entities and individuals, and $24 million was secured by the Group’s land, buildings and equipment with a carrying amount of $91 million.

12      ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of December 31,
	2013	2012
	($’000)	($’000)

Purchase of property, plant and equipment	$15,266	$19,261
Accrued payroll and welfare	1,075	1,156
Liquidated damages	2,493	2,493
Other accruals and payables	4,933	3,923

	$23,767	$26,833

13       SERIES B CONVERTIBLE PREFFERED STOCK AND RELATED FINANCING AGREEMENTS

The significant terms of the Series B convertible preferred stock are as follows:

Conversion:

At any time on or after the issuance date, at the election of the holders, each share of the Series B convertible preferred stock may be converted into shares of the Company’s common stock, at a conversion price of $3.75 per share, subject to certain ownership limitations.

The conversion price is subject to certain anti-dilutive adjustments, including adjustments for stock splits, dividends and distributions, and reorganization, merger or consolidation. In addition, the conversion price may be adjusted down.

The Series B convertible preferred stock shall be automatically converted into common stock (for the same conversion price as described above) upon the third year anniversary of the issuance date of the Series B convertible preferred stock on September 28, 2013. In the event the Company shall issue or sell any additional shares of common stock at a price per share less than the then-applicable conversion price or without consideration, then the conversion price upon each such issuance shall be reduced to that price (the “Round Down Provision”). On September 24, 2013, the Company and the sole holder of Series B convertible preferred stock agreed to extend the automatic conversion date of Series B preferred stock from September 28, 2013 to September 28, 2014.

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

Fixed dividends were accrued and cumulative for one year from the date of the initial issuance of the Series B convertible preferred stock, and are payable on a quarterly basis. Annual dividends were determined as 6% of $3.75 for each share of the Series B convertible preferred stock. Fixed dividends are no longer payable on the series B convertible preferred stock.

Tolling agreement :

The Company and Dragon State Limited (“Dragon State”), the sole holder of series B convertible preferred stock and the majority holder of Series C warrants and Series D warrants, entered into a tolling agreement, dated September 24, 2013 (the “Tolling Agreement”). Pursuant to the Tolling Agreement, all periods of limitation, repose and laches which are or may be applicable to any or all claims and remedies at contract, tort and statute, including but not limited to all claims arising out of the securities purchase agreement dated September 28, 2010 and out of Dragon State’s purchase of the securities of the Company, whether described therein or not (collectively, “Tolled Claims”), that Dragon State has or may have against the Company and its Chairman of the Board and Chief Executive Officer, Mr. Tao, are tolled and suspended as of September 8, 2013 through and including September 28, 2014.

Together with the Tolling Agreement, the Company and Dragon State agreed to amend certain terms in the certificate of designations, preferences and rights of Series B convertible preferred stock, Series C warrants and Series D warrants issued in Series B financing in September 2010 (the “Amendments”).

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

The Company considered the fair value of series B convertible preferred stock, Series C warrants and Series D warrants immediately before and after the Amendments and determined that the Amendments constitute modification of the Series B convertible preferred stock, Series C warrants and Series D warrants, resulting in the transfer of value from the Company’s common shareholders to Series B preferred stockholders. The estimated fair value of the value transferred is approximately $548,000 and is reflected as a deemed dividend in the statement of comprehensive income for the the year ended December 31, 2013.

The fair value was estimated as of September 24, 2013 (date of modification) using the Black Scholes option-pricing model utilizing the following assumptions: stock price of $0.70 per share; no dividends; a risk free rate of 0.1%, which equals the one -year yield on Treasury bonds at constant (or fixed); and volatility of 126.36%.

Escrow shares agreement :

In connection with the Series B financing, the Company entered into an escrow share agreement with the representatives of the Series B investors, Delight Reward (the majority owner of the Company), and Anslow&Jaclin, LLP (the “Escrow Agreement”), pursuant to which 3,400,000 shares of the Company’s common stock (the “Escrow Shares”) held by Delight Reward  were delivered to the Escrow Agent. The Escrow Shares were to be released back to Delight Reward upon the Company’s achievement of no less than 95% of a net income of $33 million for the year ended December 31, 2010 (the “Performance Threshold”). The Performance Threshold was achieved and the 3,400,000 shares were released on November 6, 2013.

14         COMMON STOCK PURCHASE WARRANTS

In conjunction with the Company’s Series A and Series B financings, the Company previously issued the following warrants to purchase the Company’s common stock:

		Maximum number
		of shares of	Exercise
	Issuance dates	common stock	prices
Series A Warrants	April 22 and May 18, 2010	748,704	$4.50
Series B Warrants	April 22 and May 18, 2010	748,704	$5.25
Series C Warrants	September 28, 2010	810,002	$4.50
Series D Warrants	September 28, 2010	810,002	$5.25
Placement agent warrants
-Series A Private Placement	April 22 and May 18, 2010	718,755	$3.50~$5.25
-Series B Private Placement	September 28, 2010	561,601	$3.75~$5.25

Series A warrants and Series B warrants, including placement agent warrants issued in the Series A financing, expired in 2013.

On September 24, 2013, the Company and Dragon State, the majority holder of Series C warrants and Series D warrants agreed to extend the term of Series C and Series D warrants from three years to four years expiring on September 28, 2014.

Series C and Series D warrants entitle the holders to purchase shares of the Company’s common stock at any time after their respective issuance dates and shall expire on September 28, 2014. The Series C and Series D warrants are not callable.

15        SHARE-BASED PAYMENTS

(a)   Employee stock option grants

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

On August 4, 2010, the Company granted a total of 700,000 stock options to employees with a contractual term of 5 years. The exercise price of these stock options was $4.50 per share and the grant-date fair value of these stock options amounted to approximately $1.3 million. These stock options were to vest over three years as follows: 30% shall vest and become exercisable one year after the grant date, 40% shall vest and become exercisable two years after the grant date and 30% shall vest and become exercisable three years after the grant date. On December 29, 2010, 600,000 of these stock options were cancelled. As compensation for such cancellation, the Company committed to pay these employees incremental cash payments during the period through August 2013. The fair value of the committed cash payment at the date of commitment was approximately $0.4 million and no incremental compensation cost resulted from the cancellation of these stock options.

There is no unrecognized compensation cost related to employee stock options as of December 31, 2013.

There were no share options granted during the years ended December 31, 2013 and 2012. A summary of the share options activity during the year ended December 31, 2013 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Balance as of January 1, 2013	2,333,000	4.2
Forfeited	(540,000)	4.2
Balance as of December 31, 2013	1,793,000	$4.2	0.5	$0
Exercisable as of December 31, 2013	1,793,000	$4.2	0.5	$0

The total fair value of stock options that vested during the year ended December 31, 2013 was approximately $0.7 million.

(b)   Non-employee stock option grants

A summary of stock options granted to non-employees as of December 31, 2013 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding as of December 31, 2013	40,000	$4.20	0.5 years	$-
Exercisable as of December 31, 2013	40,000	$4.20	0.5 years	$-

16         STATUTORY RESERVES

Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Ningbo Keyuan Synthetic Rubbers and Guangxi Keyuan are required to allocate at least 10% of their after tax profits as determined under generally accepted accounting principles in the PRC to a statutory surplus reserve until the reserve balances reach 50% of their respective registered capitals. As of December 31, 2013 and 2012, Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Ningbo Keyuan Synthetic Rubbers and Guangxi Keyuan had made appropriations to this statutory reserve of approximately $5.7 million and $4.1 million, respectively.

17         STOCK REPURCHASE PROGRAM

On September 17, 2012, our Board of Directors authorized the repurchase of $2 million of the Company’s common  stock for up to $1.50 per share.  Through December 31, 2013 the Company had purchased 126,148 shares for approximately $143,000.

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of shareholders' equity in the consolidated balance sheets. Treasury shares may be reissued as part of the Company’s stock-based compensation programs. There were no reissuances during the year ended December 31, 2013.

18       COMMITMENTS AND CONTINGENCIES

(a) Operating commitments

The Group had outstanding Letter’s of Credit as of December 31, 2013 of approximately $174 million.

(b) Capital commitments

As of December 31, 2013, the Group had contractual capital commitments of approximately $15.3 million for purchases of equipment. The capital commitments relate primarily to manufacturing equipment updates.

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

On February 13, 2014, the Brown Law Firm filed a derivative action suit on behalf of the Company, alleging certain and former current officers and directors of the Company had violated their fiduciary duties between at least April 22, 2010 to October 20, 2011. The case is currently at the discovery stage and management believes that there is no basis to the suit and intends to contest the case vigorously

The Group, from time to time, is involved in various legal actions arising in the ordinary course of business. Management does not currently believe that there are any pending legal actions where the outcome of such legal actions would have a material adverse effect on the Group’s consolidated financial statements.

19        INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income tax at progressive rates ranging from 15% to 35%. The state of Nevada does not impose any state corporate income tax.

British Virgin Islands

Sinotech is incorporated in the British Virgin Islands (“BVI”). Under the current laws of the BVI, Sinotech is not subject to tax on income or capital gains. In addition, upon payments of dividends by Sinotech, no BVI withholding tax is imposed.

Hong Kong

Keyuan HK is incorporated in Hong Kong. Keyuan HK did not earn any income that was derived in Hong Kong for the years ended December 31, 2013 and 2012, and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Ningbo Keyuan Synthetic Rubbers and Guanxi Keyuan are all incorporated in the PRC and the applicable PRC statutory income tax rate for these companies is 25%.

Components of loss before income tax expense (benefit) consist of the following jurisdictions:

	Year ended December 31,
	2013	2012
	($’000)	($’000)

PRC	$12,344	$1,303
U.S.	(1,671)	(3,512)
Hong Kong and BVI	(2,565)	(2,847)

Income (loss) before income taxes	$8,108	$(5,056)

The Group’s income tax expense (benefit) in the consolidated statements of comprehensive income (loss) consists of the following:

	Year ended December 31,
	2013	2012
	($’000)	($’000)

Current income tax expense	$3,224	$3,595
Deferred income tax (benefit) expense	252	(2,801)

Total income tax expense	$3,476	$794

Reconciliation between income tax expense and the amounts computed by applying the PRC statutory income tax rate of 25% to income (loss) before income taxes is as follows:

	Year ended December 31,
	2013		2012
	($’000)		($’000)

Loss before income taxes	$8,108		$(5,056)
Computed expected
Income tax expense (benefit)	2,027	25.0%	(1,264)	25.0%
Tax loss not recognized	1,110	13.7%	1,485	(29.4%)
Effect of different tax rates	(51)	(0.6%)	105	(2.1%)
Other	30	0.4%	126	(2.5%)
Permanent differences	360	4.4%	342	(6.8%)
Actual income tax expense	$3,476	42.9%	$794	(15.7%)

The PRC income tax rate has been used because the majority of the Group’s consolidated income (loss) before income taxes arises in the PRC.

The tax effects of the temporary differences that give rise to significant portions of deferred income tax assets are presented below:

	As of December 31,
	2013	2012
	($’000)	($’000)

Net operating loss carry forwards	$7,415	$6,356
Depreciation	1,199	963
Interest income receivable on pledged bank deposits	-	-
Prepaid expenses and other current assets	1,461	1,439
Accrued bonus	4	183
Other	(23)	216
Total deferred income tax assets	10,056	9,157
Valuation allowance	(7,415)	(6,356)
Net deferred tax assets	$2,641	$2,801

Deferred tax assets arising from net operating loss carry forwards (“NOL’S”) from the Group’s operations outside of the PRC were approximately $7.4 and $6.4 million as of December 31, 2013 and 2012, respectively. Management has determined that it is more likely than not that they will not generate sufficient taxable income in those jurisdictions to realize the deferred tax asset. Accordingly, a valuation allowance for the full amount was provided. As of December 31, 2013, NOL’S and their expiration dates arose in the following jurisdictions:

		Expiration date
US	$(17,054)	December 31, 2013
Hong Kong	(9,095)	Not applicable
BVI	(211)	Not applicable
	$(26,360)

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempted from such withholding tax. Further, the Group’s distributions from its PRC subsidiaries are subject to U.S. federal income tax at 34%, less any applicable qualified foreign tax credits. Due to the Group’s policy of reinvesting permanently its earnings in its PRC business, the Group has not provided for deferred income tax liabilities of $11.1 million and $9.4 million for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed earnings of $44.5 million and $37.7 million as of December 31, 2013 and 2012, respectively.

For each of the years ended December 31, 2013 and 2012, the Group did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. Management does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Group mainly files income tax returns in the United States and the PRC. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2010.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000 ($15,000). In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiaries are open to examination by the PRC state and local tax authorities for the tax years beginning in 2008.

20          FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2013 and 2012.

The fair values of cash, pledged bank deposits, bills receivable, accounts receivable, short-term bank borrowings, bills payable, and accounts payable approximate their respective carrying amounts due to their short-term nature. Amounts due to/from related parties are not practicable to estimate due to the related party nature of the underlying transactions.

21          SIGNIFICANT CONCENTRATIONS AND RISKS

As of December 31, 2013 and December 31, 2012, the Group held cash and pledged bank deposits in financial institutions of approximately $349 million and $225 million, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region, which management believes have high credit ratings.

During the year ended December 31, 2013, no sales to individual customers exceeded 10% of the Group’s total net revenues. Sales to one individual customer comprised approximately 13 % of the Group's total net revenue for the year ended December 31, 2012. At December 31, 2013, two customers accounted for 25% and 47% of accounts receivable. At December 31, 2012, two customers accounted for 100% of accounts receivable.

The Group currently buys a majority of its heavy oil, an important component of its products, from three suppliers. Although there are a limited number of suppliers of a particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for the years ended December 31, 2013 and 2012 were approximately $459 million and $549 million, respectively. These purchases represented 80% and 78%, respectively of all of the Group’s purchases for the years ended December 31, 2013 and 2012. The Company’s largest supplier accounted for approximately $358 million and $474 million, or 57% and 68% of total purchases for the years ended December 2013 and 2012, respectively. In addition, the supplier provided short-term financing to the Company of approximately $29 million during 2012, of which $20 million was included in accounts payable at December 31, 2012 and was repaid in January 21, 2013. Interest paid for this financing amounted to approximately $0.43 million. In addition, on December 27, 2012, the supplier provided a non-interest bearing advance of approximately $10 million to the Company, that was repaid in full on January 8, 2013.

The Company commenced trading of heavy oil in April 2013，whereby the Company functions as an agent on behalf of a Hong Kong-based customer. For the year ended December 31, 2013, the trading of heavy oil consists of purchases of approximately $416.1 million, and sales of approximately $414.5 million, resulting in a loss of $1.6 million, that has been included in cost of sales in the statement of comprehensive income.

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

Related party transactions and amounts outstanding with the related parties as of and for the years ended December 31, 2013 and 2012, are summarized as follows:

	Year ended December 31
	2013	2012
	($’000)	($’000)

Guarantee for bank borrowings (a)	$-	$34,399
Loan guarantee fee (a)	$103	$307
Advance payments to related parties (b)	$43	$40

(a)	Guarantees for Bank Loans

Guarantees for bank loans provided by related parties during the year ended December 31, 2013 and 2012 are as follows:

	Guarantee provided during year ended December 31,
	2013	2012
	($’000)	($’000)

Mr. Tao	$-	$16,645
Jicun Wang and Sumei Chen	-	17,754
Total	$-	$34,399

	Bank loans Guaranteed as of
	December 31, 2013	December 31, 2012
	($’000)	($’000)

Jicun Wang and Sumei Chen	$-	$13,054
Ningbo Pacific	-	25,426
Total	$-	$38,480

(a) Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. In the year ended December 31, 2013, loan guarantee fees were approximately $0.1 million for Ningbo Pacific. In 2012, loan guarantee fees were approximately $0.1 million and $0.2 million for Ningbo Hengfa and Ningbo Pacific, respectively.

(b) Advance payments to related parties consist of Mr. Tao for advances made for business purposes. These amounts are unsecured interest free and due on demand.

(B) Relationships and transactions with certain other parties

The Group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Xinhe Logistic Co., Ltd (Ningbo Xinhe)	10% ownership by Ms. Huang

Ningbo Litong Petrochemical Co., Ltd (Ningbo Litong)	Former 12.75% nominee shareholder of Ningbo Keyuan

Ningbo Anqi Petrochemical Co., Ltd (Ningbo Anqi)	A related party through September 2011 when control transferred

Ningbo Lide Investment Co., Ltd. (Ningbo Lide) (formerly Ningbo Kewei)	A related party through September 2011 when control transferred

Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	A related party through September 2011 when control transferred

Transactions and amounts outstanding with these parties for the years ended December 31, 2013 and 2012 are summarized as follows:

	Year ended December 31
	2013	2012
	($’000)	($’000)

Sales of products (c)	$69,476	$146,716
Purchase of raw materials (d)	$65,713	$41,312
Purchase of transportation services (e)	$3,613	$2,813
Guarantee for bank borrowings (f)	$280,332	$365,184
Loan guarantee fees (f)	$2,474	$1,411
Amounts due to these parties(g)	$369	$-
Advance payments to these parties (h)	$11,055	$-
Advance Received from these parties (i)	$218	$-

(c) The Group sold finished products of approximately $30.7 million and $45.4 million to Ningbo Litong for the years ended December 31, 2013 and 2012, respectively. The Group sold finished products of approximately $38.0 million and $98.2 million to Ningbo Kunde for the years ended December 31, 2013 and 2012, respectively. The Group sold finished products of approximately $0.8 million and $3.1 million to Ningbo Lide for the years ended December 31, 2013 and 2012, respectively.

(d) The Group purchased raw materials of approximately $15.8 million and $26.0 from Ningbo Litong for the years ended December 31, 2013 and 2012, respectively. The Group purchased raw materials of approximately $2.7 million and $11.6 from Ningbo Kunde for the years ended December 31, 2013 and 2012, respectively. The Group purchased raw materials of approximately $47.2 million and $3.7 from Ningbo Lide for the years ended December 31, 2013 and 2012, respectively.

(e) The Group purchased transportation services of $3.6 million and approximately $2.8 million from Ningbo Xinhe during the years ended December 31, 2013 and 2012, respectively.

(f) Guarantees for Bank Loans

	Guarantee provided during the year ended December 31,		Bank loans Guaranteed as of December 31,
	2013	2012	2013	2012
	($’000)	($’000)	($’000)	($’000)

Ningbo Litong	$148,507	$103,805	$150,483	$30,710
Ningbo Lide	131,825	261,379	133,579	122,651
Total	$280,332	$365,184	$284,062	$153,361

Beginning in January 2011, loan guarantee fees was approximately 0.3% of the loan principal guaranteed. Guarantee fees payable to Litong and Lide were approximately $1.1 million and $1.4 million, respectively, for the year ended December 31, 2013. Guarantee fees payable to Litong and Lide were approximately $0.7 million each for the year ended December 31, 2012.

(g) At December 31, 2013, approximately $0.4 million was due to Xinhe.

(h) At December 31, 2013, advance payments to these parties consist of payments to Litong, Lide and Xinhe of $3.8 million, $7.2 million, and $0.01 million, respectively.

(i) At December 31, 2013, advances received from these parties consist of amounts received from Litong of $0.2 million.

23        CONSOLIDATED SEGMENT DATA

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

(b) Rubber Segment: Manufacturing and sales of various rubber products.

Segment information for the years ended December 31, 2013 and 2012 is as follows:

	Year end December 31, 2013			Year end December 31, 2012
	Petrochemical	Rubber	Total	Petrochemical	Rubber	Total
	($’000)	($’000)	($’000)	($’000)	($’000)	($’000)

Revenue	$568,562	$77,987	$646,549	$679,636	$70,992	$750,628
Income from operations	$4,609	$5,601	$10,210	$9,501	$5,962	$15,467
Interest income	$8,342	$80	$8,422	$5,938	$2	$5,940
Interest expense	$18,809	$-	$18,809	$25,065	$-	$25,065
Depreciation	$7,784	$3,448	$11,232	$9,307	$2,620	$11,927
Amortization	$582	$-	$582	$559	$-	$559
Income tax expense	$1,976	$1,500	$3,476	$(295)	$1,089	$794
Deferred tax assets	$2,461	$180	$2,641	$2,758	$43	$2,801
Total assets	$756,446	$117,636	$874,082	$577,202	$89,672	$666,874

24         Keyuan Petrochemicals, Inc. (Parent Company)

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

As of December 31, 2013, approximately $5.7 million (2012:$4.1 million) was appropriated from retained earnings and set aside for the statutory reserve by the Company’s subsidiaries in the PRC.

As a result of these PRC laws and regulations, the Company’s subsidiaries in the PRC are restricted in their ability to transfer a portion of their net assets, either in the form of dividends, loans or advances, and consisting of paid-in capital and statutory reserves amounting to approximately $135.0 million as of December 31, 2013 (2012: $60.1 million).

The following presents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheets:

	As of December 31,
	2013	2012
	($’000)	($’000)

Cash	$5	$5
Other current assets	328	21
Investment in subsidiaries	41,774	41,774
Total assets	42,107	41,800

Accounts payable	272	272
Accrued expenses and other payables	2,925	3,814
Inter-company liabilities	12,112	9,872
Dividends payable	2,382	2,382
Series B convertible preferred stock	16,868	16,452
Total stockholders' equity	7,548	9,008
Total liabilities and stockholders' equity	$42,107	$41,800

Consolidated Statements Of operations:

	Year ended December 31,
	2013	2012
	($’000)	($’000)

General and administrative expenses	$1,671	$3,512
Interest expense	-	-

Net loss	$1,671	$3,512

Condensed Statements of Cash Flows:

	Year ended December 31,
	2013	2012
	($’000)	($’000)
Cash flows from operating activities
Net Loss	$(1,671)	$(3,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	770	1,590
Decrease in other assets	(889)	372
Decrease in accounts payable, accrued expenses and other payables	-	608
	(1,790)	(942)
Net cash used in operating activities

Cash flows from financing activities
Advance from inter-group company	1,790	942

Net cash provided by financing activities	1,790	942

Net decrease in cash	-	-

Cash at beginning of year	5	5
Cash at end of year	$5	$5

25         SUBSEQUENT EVENTS

From January 1, 2014 through March 31, 2014, the Company  purchased 184,276 shares of common stock through the stock repurchase program at an averge purchase price of $0.94 per share.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

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

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2013, management has determined that our internal control environment is still not properly designed and did not operate effectively to ensure that the Company’s financial statements (and related financial statement disclosures) were prepared in accordance with US generally accepted accounting principles (US GAAP).  As a result we continue to have material weaknesses in our controls and procedures.

Some specific weaknesses in our control environment included:

1)           Lack of sufficient knowledge of and ability to uniformly apply U.S. GAAP reporting by our existing key accounting staff;

2)           Lack of sufficient accounting staff which results in a limited of segregation of duties necessary for an effective internal control system,  and to ensure the timely preparation and review of the financial statements

3)           Lack of a sufficient number of personnel appropriately qualified to perform control monitoring activities;

4)           Despite the Company’s efforts certain individuals  responsible for certain key control activities lack an  internal control consciousness and awareness;

5)           Inadequate training and training programs;

6)           Lack of necessary senior management oversight and monitoring of the accounting functions of the organization throughout 2013;

7)           Lack of policies and procedures to analyze, document, monitor and report on non-routine and complex transactions as well as a lack of sufficient documentation of our existing financial processes, risk assessment and internal controls; and

8)           Lack of regular communication between operations and the accounting/finance departments and inadequate sharing of financial information within the Company

In the past fiscal year, we have experienced a large amount of turnover in our accounting department and our current staff is relatively new and inexperienced, and thus unfamiliar with the Company, as well as U.S. GAAP reporting.  In order to meet the rigorous demands of being a U.S. listed company and remediate the weaknesses that have been identified, we are working on taking or plan to implement the following additional measures:

a)           Implement regular training programs with regard to internal controls, compliance requirements and corporate governance;

b)           Identify outside directors with greater U.S. public company experience and increase board oversight;

c)           Hire additional accounting personal, including but not limited to an experienced controller;

d)          Hire additional senior manager or consultant with the appropriate skills and experience, and background in US GAAP and SEC reporting;

e)          Implement policies and procedures to provide for the rigorous monitoring and oversight of the control environment; monitoring of the organizational structure, implement a robust internal audit program;

f)           Further review and evaluate the duties and responsibilities of senior management;

g)          Implement procedures for the identification, documentation, Board approval and appropriate disclosure of related party transactions;

h)          Implement policies and procedures to ensure that all non-routine transactions are identified in a timely manner, such that all such transactions are approved by the Board and that systems and processes are developed to accumulate appropriate documentation supporting the transactions and to accumulate all information required for disclosure in our financial statements;

i)           Develop and enhance policies to ensure that all identified contingencies are evaluated completely and in a timely manner; to provide for a continuous and robust risk assessment process, including evaluation of legal and regulatory considerations related to business activities;

j)           Further strengthen policies and procedures related to construction-in-process, including formalized budget monitoring, timely and accelerated receipt of invoices from vendors to reduce both the risks inherent in the estimation of deductible input VAT and the risks associated with the estimation of accounts payable, approval of contract change orders and updating of contract schedules for contract cancellations, and more robust documentation of goods and services received;

k)          Implement policies and procedures to ensure that consolidated financial statements are properly reviewed by accounting personnel and that all supporting schedules are similarly reconciled and reviewed timely;

l)  Implement policies and procedures to ensure adequate communication and sharing of financial information within the Company.

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

Item 9b. Other Information.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers as of December 31, 2013. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
Chunfeng Tao	46	Chairman, President, Chief Executive Officer and Secretary
Baojun Zheng	39	Chief Financial Officer
Yuxin Xiang	41	Independent Director
Dishen Shen	75	Independent Director
Xin Yue	49	Director

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

Mr. Baojun Zheng, Chief Financial Officer.  On January 3, 2014, Mr. Baojun Zheng was appointed as Vice President of Accounting and Chief Financial Officer by the Board of the Directors to replace Mr. Fan Zhang , effective as of January 3, 2014. Before joining Keyuan, Mr. Zhen has 18 years experience in financial management. From 2011 to 2013, Mr. Zheng was a finance director of Ninbo AIERNI Group Co., Ltd. From 2002 to 2011, Mr. Zheng served as a finance director at Ningbo YunShen Corp., Ltd. Mr. Zheng holds a bachelor degree of accounting and financial management from Zhejiang Financial and Science University.

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

Significant Employees

The following are employees who are not executive officers, but who are expected to make significant contributions to our business:

Mr. Shifa Wang, Vice President & Chief Engineer.   With 30 years’ management experience in petrochemical technology and manufacturing, and specialty in oil refining and catalytic cracking, Mr. Wang has been responsible for technology, and research and development of the Company since 2009. In December, 2012, Mr. Wang was appointed as the new General Manager of Ningbo Keyuan replacing Dr. Ma, responsible for daily operation and management and efficiency improvement of Ningbo Keyuan. Between 2007 and 2009, Mr. Wang served as General Manager at Guangdong Yingchang Heavy Road Asphalt Co., Ltd, responsible for managing and overseeing the overall business operations of the company. Between 1981 and 2002, he served as the Chief Engineer at Sinopec Anqing Refinery Co., Ltd., responsible for technology development and research and development. Between 2003 and 2006, he was the Head of Operations for Phase II production line expansion, including construction of 500,000 MT heavy oil catalytic cracking facility, 150,000 MT gas fractionation facility, 10,000 MT sulphur recovery facility and 30,000 MT polypropylene facility, at Guangdong Tianyi Group Co., Ltd.  Mr. Wang received his Bachelor of Science from Chemical Engineering Department of China Petroleum University and Master of Art in Enterprise Management from Qinghua University.

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

Board Independence and Committees

Since our stock start started trading on Nasdaq in September 2010, we were required to comply with the director independence requirements of the Nasdaq rules.  Since that time, in determining whether our directors are independent, we have complied and plan to continue to comply with the Nasdaq rules although our common stock is currently trading on Pink Sheets.  The Board of Directors will also consult with counsel to ensure that the Boards of Director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of Audit Committee members.  The Nasdaq  listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  Our two directors, Mr. Shen and Mr. Xiang are “independent” as that term is defined by Nasdaq Rule 4200(a)(15). We are planning to add additional one or two bilingual Chinese-speaking independent directors to facilitate the Board oversight and augment the efforts of the current independent directors.

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

ITEM 11.      EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table of Named Executive Officers

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2013, 2012 and 2011 to each of the following named executive officers. The total amount was$133,263 in 2013, $133,755 in 2012, and $361,519 in 2011, respectively.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chunfeng Tao	2013	59,103						59,103
(President, Chief Executive)	2012	57,132						57,132
	2011	28,116	90,772					118,888

Aichun Li(2)	2013							Nil
(Former Chief Financial Officer)	2012							Nil
	2011	125,000						125,000

	2013	29,861	5,005					34,866
Fan Zhang (3)	2012	28,566	4,414					32,980
(Acting Chief Financial Officer)	2011	14,079	13,822					27,902

Jingtao Ma (1)	2013	39.294						39,294
(Vice President)	2012	28,566	15,077					43,643
	2011	25,435	48,555					73,990

Weifeng Xue(1)	2013							Nil
(Former VP of Accounting)	2012							Nil
	2011	15,739						15,739

(1)
Although they are not executive officers, based on upon the compensation received, Mr. Ma and Mr. Xue qualify as named executive officers for purposes of this table.  Mr. Xue no longer has any further responsibility or authority with regard to the accounting or finance of the Company since August 20, 2011. Mr. Xue remained available to assist the Company with the transition for a period of up to two months. On January 3, 2014, Mr. Jintao Ma resigned from his position of the Chief General Manager of Ningbo Keyuan Petrochemicals due to personal reasons.

(2)	On October 12, 2011, Ms. Li resigned her position as Chief Financial Officer of the Company. Ms. Li was a consultant retained by the Company until December 12, 2011.

(3)
On January 3, 2014, the Board of Directors of the Company approved the appointment of Mr. Baoyun Zhen, as the Chief Financial Officer of the Company, effective immediately, replacing Mr. Fan Zhang, who the Company intends to appoint as the Chief General Manager of Zhejiang Zhongke Xunen Import and Export Ltd, a to be formed new Company which is the process of incorporation.

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

On May 1, 2007, Ningbo Keyuan entered into a non-fixed term employment agreement with Mr. Chunfeng Tao, pursuant to which, Ningbo Keyuan hired Mr. Tao as its general manager effective May 1, 2007. The compensation in connection with this employment shall be commensurate with Mr. Tao’s duties and responsibility as the general manager and is subject to mutual agreement between Mr. Tao and Ningbo Keyuan.   On February 2, 2009, Keyaun Plastics entered into another similar agreement with Mr. Mingliang Liu to hire him as vice general manager. On October 21, 2009, Mr. Shifa Wang was hired by Ningbo Keyuan as a vice technical general manager and chief engineer and a similar employment agreement was signed between Ningbo Keyuan and Mr. Wang. On January 3, 2014, Mr Baojun Zheng was hired by the Company as the Chief Financial Officer and Vice President of Accounting, and a similar employment agreement was signed between Keyuan petrochemicals Inc and Mr Zheng.

On May 1, 2007, Ningbo Keyuan also entered into a confidentiality and non-compete agreement with Mr. Tao, pursuant to which, Mr. Tao agreed, among other things, (i) that he will keep in confidence all Ningbo Keyuan confidential information obtained in connection with such employment; (ii) that Ningbo Keyuan has the sole ownership right to all Ningbo Keyuan intellectual properties, either developed by Mr. Tao individually or collectively with other parties during his employment term or within one (1) year following the termination of his employment; and (iii) that within two (2) years following the termination of his employment, he will not, directly or indirectly, engage in any business or other activities related to Ningbo Keyuan confidential information that he obtained during his last five (5) years of employment (or such less term) with Ningbo Keyuan.   In addition, using the same form of the agreement, we entered into confidentiality and non-compete agreements with Mr. Mingliang Liu, Mr. Shifa Wang and Mr. Baojun Zheng on February 2, 2009, October 21, 2009 and January 3, 2014, respectively.

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings.. The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2013, to each of the following named directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Yuxin Xiang	90,000	0	0	0	0	0	90,000
Dishen Shen	21,180	0	0	0	0	0	21,180
Xin Yue	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of May 19, 2014 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of May 19, 2014, we had 57,520,012 shares of Common Stock issued and outstanding, and 5,333,340  shares of Series B Preferred Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of May 19, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of May 19, 2014 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

We calculate beneficial ownership for purposes of this table as follows:

A + B
X + B

Where:
A = individual’s current holders of common stock
B = number of shares of common stock individual may own within 60 days
X= number of common stock currently outstanding

Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is Qingshi Industrial Park, Ningbo Economic & Technological Development Zone, Ningbo, Zhejiang Province, P. R. China 31580.

Name of Beneficial Owner	Amount (Number of Shares)	Percentage of Outstanding Shares of Common Stock (5)(6)
Delight Reward Limited(1)	47,558,000	82.68%
Chunfeng Tao(2)	32,750,341	56.94%
Dragon State International Limited (3)	5,333,340	9.27%
Peijun Chen(4)	9,802,965	17.04%

(1)   Delight Reward Limited is owned by Apex Smart Limited (68.864%),  Chance Brilliant Holdings Limited (20.5694%), Harvest Point Limited (5.3896%) and Strategic Synergy Limited (5.1755%). Mr. Chunfeng Tao is the controlling person of Apex Smart Limited.   Mr. Peijun Chen is the controlling person of Chance Brilliant Holdings Limited .Ms. Muxin Duan is the controlling person of Harvest Point Limited. Mr. Brian Pak Lun Mok is the controlling person of Strategic Synergy Limited (subject to the Slow Walk Agreement described in the discussion below).

(2)   Mr. Chunfeng Tao, through his 100% ownership of Apex Smart Limited, owns and controls 32,750,341 shares of our common stock.

(3)   In connection with the September 2010 Private Placement, Dragon State owns 5,333,340 shares of Series B Preferred Stock.  However, pursuant to the relative rights and preferences of the Series B preferred stock, the numbers of common stock to be issued upon conversion of the Series B preferred stock cannot  exceed 9.99% of the then issued and outstanding shares of common stock outstanding at such time.

(4)   Mr. Wang indirectly (through his 20.5694% ownership of Delight Reward Limited) owns and controls 9,802,965 shares of our Common Stock.

Changes in Control

During the twelve months ended December 31, 2013, there was no arrangements, known to us, the operation of which may at a subsequent date result in a change in control of the Company.

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

Related party transactions and amounts outstanding with the related parties as of and for the years ended December 31, 2013 and 2012, are summarized as follows:

	Year ended December 31
	2013	2012
	($’000)	($’000)
Guarantee for bank borrowings (a)	$-	$34,399
Loan guarantee fee (a)	$103	$307
Advance payments to related parties (b)	$43	$40

(a)	Guarantees for Bank Loans

Guarantees for bank loans provided by related parties during the year ended December 31, 2013 and 2012 are as follows:

	Guarantee provided during year ended December 31,
	2013	2012
	($’000)	($’000)
Mr. Tao	$-	$16,645
Jicun Wang and Sumei Chen	-	17,754
Total	$-	$34,399

	Bank loans Guaranteed as of
	December 31, 2013	December 31, 2012
	($’000)	($’000)
Jicun Wang and Sumei Chen	$-	$13,054
Ningbo Pacific	-	25,426
Total	$-	$38,480

(a) Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. In the year ended December 31, 2013, loan guarantee fees were approximately $0.1 million for Ningbo Pacific. In 2012, loan guarantee fees were approximately $0.1 million and $0.3 million for Ningbo Hengfa and Ningbo Pacific, respectively.

(b) Advance payments to related parties consist of Mr. Tao for advances made for business purposes. These amounts are unsecured interest free and due on demand.

(B) Relationships and transactions with certain other parties

The Group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Xinhe Logistic Co., Ltd (Ningbo Xinhe)	10% ownership by Ms. Huang
Ningbo Litong Petrochemical Co., Ltd (Ningbo Litong)	Former 12.75% nominee shareholder of Ningbo Keyuan
Ningbo Anqi Petrochemical Co., Ltd (Ningbo Anqi)	A related party through September 2011 when control transferred
Ningbo Lide Investment Co., Ltd. (Ningbo Lide) (Formerly Ningbo Kewei)	A related party through September 2011 when control transferred
Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	A related party through September 2011 when control transferred

Transactions and amounts outstanding with these parties for the years ended December 31, 2013 and 2012 are summarized as follows:

	Year ended December 31
	2013	2012
	($’000)	($’000)
Sales of products (c)	$69,476	$146,716
Purchase of raw materials (d)	$65,713	$41,312
Purchase of transportation services (e)	$3,613	$2,813
Guarantee for bank borrowings (f)	$280,332	$365,184
Loan guarantee fees (f)	$2,474	$1,411
Amounts due to these parties(g)	$369	$-
Advance payments to these parties (h)	$11,055	$-
Advance Received from these parties (i)	$218	$-

(c) The Group sold finished products of approximately $30.7 million and $45.4 million to Ningbo Litong for the years ended December 31, 2013 and 2012, respectively. The Group sold finished products of approximately $38.0 million and $98.2 million to Ningbo Kunde for the years ended December 31, 2013 and 2012, respectively. The Group sold finished products of approximately $0.8 million and $3.1 million to Ningbo Lide for the years ended December 31, 2013 and 2012, respectively.

(d) The Group purchased raw materials of approximately $15.8 million and $26.0 from Ningbo Litong for the years ended December 31, 2013 and 2012, respectively. The Group purchased raw materials of approximately $2.7 million and $11.6 from Ningbo Kunde for the years ended December 31, 2013 and 2012, respectively. The Group purchased raw materials of approximately $47.2 million and $3.7 from Ningbo Lide for the years ended December 31, 2013 and 2012, respectively.

(e) The Group purchased transportation services of $3.6 million and approximately $2.8 million from Ningbo Xinhe during the years ended December 31, 2013 and 2012, respectively.

(f) Guarantees for Bank Loans

	Guarantee provided during the year ended December 31,		Bank loans Guaranteed as of December 31,
	2013	2012	2013	2012
	($’000)	($’000)	($’000)	($’000)

Ningbo Litong	$148,507	$103,805	$150,483	$30,710
Ningbo Lide	131,825	261,379	133,579	122,651
Total	$280,332	$365,184	$284,062	$153,361

Beginning in January 2011, loan guarantee fees was approximately 0.3% of the loan principal guaranteed. Guarantee fees payable to Litong and Lide were approximately $1.1 million and $1.4 million, respectively, for the year ended December 31, 2013. Guarantee fees payable to Litong and Lide were approximately $0.7 million each for the year ended December 31, 2012.

(g) At December 31, 2013, approximately $0.4 million was due to Xinhe.

(h) At December 31, 2013, advance payments to these parties consist of payments to Litong, Lide and Xinhe of $3.8 million, $7.2 million, and $0.01 million, respectively.

(i) At December 31, 2013, advances received from these parties consist of amounts received from Litong of $0.2 million.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to the Company by GHP Horwath P.C for the years ended December 31, 2013 and 2012 were as follows:

Services Provided	2013	2012
Audit Fees	$345,000	$362,000
Audit Related Fees	Nil	63,000
Tax Fees	19,000	19,000
All Other Fees	Nil	Nil
Total	$364,000	$444,000

Audit Fees.  The aggregate fees billed for the years ended December 31, 2013 and 2012 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.  The aggregate fees billed for the years ended December 31, 2013 and 2012 were for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees.  The aggregate fees billed for the years ended December 31, 2013 and 2012 were for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  The aggregate fees billed for the years ended December 31, 2013and 2012 were for services other than the services described above.

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

3.2	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2010)
3.3	Amended Bylaws of Keyuan Petrochemicals, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 7, 2010)
4.1	Certificate of Designation of Rights and Preference of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 30, 2010)
4.2	Amendment to Certificate of Designation of Rights and Preference of Series B Preferred Stock (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on September 25, 2013).
10.1	Amendment to Series C Warrant and Series D Warrant, dated September 24, 2013 (incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed on September 25, 2013).
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Keyuan Petrochemicals, Inc.

By:	/s/ Chunfeng Tao
Chunfeng Tao Chairman and Chief Executive Officer

By:	/s/ Baojun Zheng
Baojun Zheng
Vice President of Accounting / Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chunfeng Tao	Chairman, President, Chief Executive Officer and Director	May 21, 2014
Chunfeng Tao

/s/ Baojun Zheng	Vice President of Accounting/ Chief Financial Officer	May 21, 2014
Baojun Zheng

/s/ Yuxin Xiang	Director, Audit Committee Chairman and Compensation Committee Chairman	May 21, 2014
Yuxin Xiang

/s/ Dishen Shen	Director	May 21, 2014
Dishen Shen

/s/ Xin Yue	Director	May 21, 2014
Xin Yue