Form 10-Q
period 2014-03-31
Keyuan Petrochemicals, Inc.
filed 2014-07-08
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of July 1, 2014, the Registrant has 57,025,312 shares of common stock outstanding and 5,333,340 shares of Series B Preferred Stock outstanding.

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

PART I – FINANCIAL INFORMATION

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

		March 31,	December 31,
	Note	2014	2013
		(Unaudited)
ASSETS
Current assets:
Cash		$14,083	$12,309
Pledged bank deposits		428,084	336,363
Bills receivable		536	25
Accounts receivable		11,644	7,517
Inventories	3	66,352	69,914
Prepayments to suppliers		57,729	33,842
Consumption tax recoverable	4	18,799	46,072
Amounts due from related parties	13	41	43
Other current assets	5	68,194	65,189
Deferred income tax assets	8	2,619	2,641
Total current assets		668,081	573,915

Property, plant and equipment, net		290,483	285,506
Intangible assets, net		941	986
Land use rights		10,456	10,663
VAT recoverable		2,261	3,012

Total assets		$972,222	$874,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank borrowings	6	$552,206	$424,436
Bills payable		240,508	261,524
Accounts payable		59,316	59,043
Advances from customers		7,447	10,820
Accrued expenses and other payables		23,494	23,767
Income tax payable	8	352	1,849
Dividends payable		2,382	2,382
Total liabilities, all current		885,705	783,821

Series B convertible preferred stock:
Par value: $0.001; Authorized: 8,000,000 shares issued and outstanding: 5,333,340 shares, liquidation preference $20,250		16,868	16,868
Commitments and contingencies	7	-	-

Stockholders’ equity:
Common stock:
Par value: $0.001; Authorized: 100,000,000 shares Issued and outstanding: 57,335,736 and 57,520,012 shares, as at March 31,2014 and December 31, 2013, respectively		58	58
Additional paid-in capital		51,555	51,555
Statutory reserve		5,749	5,749
Accumulated other comprehensive income		9,407	10,245
Retained earnings		3,190	5,929
Treasury stock, at cost, 310,424 and 126,148 shares at March 31,2014 and December 31, 2013, respectively		(310)	(143)
Total stockholders’ equity		69,649	73,393

Total liabilities and stockholders’ equity		$972,222	$874,082

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in thousands, except share and per share data)

	Note	Three Months Ended March 31,
		2014	2013
Sales		$201,894	$209,554
Cost of sales		194,751	200,732
Gross profit		7,143	8,822

Selling expenses		318	167
General and administration expenses		3,482	2,970
Total operating expenses		3,800	3,137

Income from operations		3,343	5,685

Other income (expenses):
Interest income		2,791	751
Interest expense		(4,968)	(3,396)
Foreign exchange gain (loss) , net		(2,445)	1,553
Other expenses, net		(1,460)	(380)
Total other income (expenses), net		(6,082)	(1,472)

(Loss) income before income taxes		(2,739)	4,213
Income tax expense	8	-	1,295
Net (loss) income attributable to Keyuan Petrochemicals Inc. stockholders		(2,739)	2,918
Dividends to Series B convertible preferred stockholders		-	-

Net (loss) income attributable to Keyuan Petrochemicals Inc. common stockholders		$(2,739)	$2,918

Net (loss) income attributable to Keyuan Petrochemicals Inc. stockholders		$(2,739)	$2,918

Other comprehensive (loss) income:
Foreign currency translation adjustment		(837)	531
Comprehensive (loss) income		$(3,576)	$3,449

(Loss) earnings per share:
Attributable to common stock:
-Basic	9	$(0.05)	$0.05
-Diluted		$(0.05)	$0.05

Weighted average number of shares of common stock used in calculation:
-Basic		57,505,098	57,646,160
-Diluted		57,505,098	62,979,500

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands, except share data)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(2,739)	$2,918
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	2,910	3,117
Amortization	37	27
Land use rights amortization	117	113
Deferred income tax expense	-	1,133
Share-based compensation expense	-	380
Changes in operating assets and liabilities:
Bills receivable	1,238	(2,033)
Accounts receivable	(5,148)	(1,559)
Inventories	2,987	(8,339)
Prepayments to suppliers	(23,628)	(19,077)
Consumption tax refund receivable	27,080	(25,219)
Other current assets	(3,472)	9,967
Accounts payable	781	(24,152)
Advances (to) from customers	(2,342)	(3,757)
Income taxes payable	(1,491)	(1,417)
Accrued expenses and other payables	(874)	780
Net cash used in operating activities	(4,544)	(67,118)

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,604)	(11,382)
Net cash used in investing activities	(9,604)	(11,382)

Cash flow from financing activities:
Pledged bank deposits used for bank borrowings	(95,308)	(50,687)
Proceeds from short-term bank borrowings	365,125	297,548
Repayment of short-term bank borrowings	(232,738)	(183,067)
Proceeds from bank notes	177,471	57,116
Repayments of bank notes	(198,145)	(45,884)
Repurchase of treasury stock	(168)	-
Net cash provided by financing activities	16,237	75,027

Effect of foreign currency exchange rate changes on cash	(315)	60

Net increase (decrease) in cash	1,774	(3,413)

Cash at beginning of year	12,309	23,378
Cash at end of year	$14,083	$19,965

Supplemental disclosure of cash flow information:
Income tax paid	$1,480	$1,579
Interest paid, net of capitalized interest	$-	$3,396
Non cash investing and financing activities:
Payable for purchase of property, plant and equipment (net of VAT)	$14,126	$2,798

See accompanying notes to the consolidated financial statements.

1	ORGANIZATION AND NATURE OF BUSINESS, RECENT EVENTS, AND GOING CONCERN AND MANAGEMENT’S PLANS

(a) Organization and Nature of business

Keyuan Petrochemicals, Inc. (the “Company”) was incorporated in the State of Texas on May 4, 2004 in the former name of Silver Pearl Enterprises, Inc. The Company, through its wholly-owned subsidiary, Sinotech Group Limited (“Sinotech”) and its indirect subsidiaries, Keyuan Group Limited (“Keyuan HK”), Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”),Ningbo Keyuan Petrochemicals Co., Ltd. (Ningbo Keyuan Petrochemicals), Ningbo Keyuan Synthetic Rubbers Co., Ltd. (“Ningbo Keyuan Synthetic Rubbers”), and Guangxi Keyuan New Materials Co., Ltd. (“Guangxi Keyuan”) (collectively referred herein below as “the Group” ) are engaged in the manufacture and sale of petrochemical and rubber products in the People’s Republic of China (“PRC”).

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

(c)  Going concern and management’s plans

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported net loss and cash flows used in operations of approximately $2.7 million and $4.5 million, respectively, for the three months ended March 31, 2014 and net income and cash flows used in operations of approximately $4.1 million and $53.1 million, respectively, for the year ended December 31, 2013. At March 31, 2014 and December 31, 2013, the Company had a working capital deficit of approximately $218 million and $162 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company continues to finance its operations primarily through short-term bank borrowings. Short-term bank borrowings and bills payable amounted to approximately $793 million at March 31, 2014. Management expects that short-term bank financing will continue to be available through at least March 31, 2015.

The Company continues to benefit from favorable PRC tax policies related to consumption tax (Note 4) of which approximately $18.8 million was refundable at March 31, 2014. Approximately $12.1 million was refunded in May 2014 and management expects approximately $0.4 million of consumption tax to be refunded in September 2014, and that approximately $6.3 million will be deductible against future consumption tax obligations. In addition, management expects that VAT of $30 million is expected to be refunded in late 2014.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the financial statements of the Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2013 and 2012, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computation as the audited financial statements for the years ended December 31, 2013 and 2012. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

3	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2014	2013
	($’000)	($’000)
	(Unaudited)
Raw materials	$22,726	$37,747
Finished goods	41,947	30,823
Work-in-process	1,679	1,344

Total	$66,352	$69,914

4	CONSUMPTION TAX RECOVERABLE

The PRC government enacted a regulation pursuant to which domestically purchased heavy oil to be used for producing ethylene and aromatics products was exempted from consumption tax. In addition, the consumption tax paid for imported heavy oil is to be refunded if it is used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for producing ethylene and aromatics products, the Group recognizes a consumption tax recoverable when a consumption tax for heavy oils has been paid and the relevant heavy oils have been used for production of ethylene and aromatics products. At March 31, 2014 and December 31, 2013, the Group recorded an estimated consumption tax recoverable amounting to approximately $18.8 million and $46.1 million, respectively.

In May 2014, a refund of approximately $12.1 million was received. In addition, management expects approximately $0.4 million of consumption tax to be refunded in September 2014, and that approximately $6.3 million will be deductible against future consumption tax obligations.

5	OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31,	December 31,
	2014	2013
	($’000)	($’000)
	(Unaudited)
VAT recoverable	$54,148	$56,667
Customs deposits for imported inventories	6,399	3,680
Other	7,647	4,842

	$68,194	$65,189

Management estimates the deductible input VAT using vendor contracts, engineering and other estimates, as well as historical experience. Approximately $2.3 million and $3.0 million were included in non-current assets as of March 31, 2014 and December 31, 2013, respectively.

Customs deposits for imported inventories represent amounts paid to the local customs office in connection with the import of raw materials inventories. Upon approval by the customs authorities, these amounts become refundable by the local tax authority and are reclassified as consumption tax recoverable (Note 4).

6	SHORT-TERM BANK BORROWINGS

As of March 31, 2014, short−term bank borrowings outstanding carried a weighted average interest rate of 6.21% (2013: 6.17%) for bank loans in RMB; and a weighted average interest rate of 2.63% (2013: 3.36%) for bank loans in USD, and had maturity terms ranging from two to twelve months and interest rates ranging from 1.0% to 6.72% (2013: 1.0% to 6.72%).

Short-term bank borrowings consist of the following:

	March 31, 2014		December 31, 2013
	SHORT-TERM BANK BORROWINGS	PLEDGED BANK DEPOSITS	SHORT-TERM BANK BORROWINGS	PLEDGED BANK DEPOSITS
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)

China Construction Bank	$143,501	$97,794	$102,995	$43,000
Shanghai Pudong Development Bank	36,940	23,874	32,529	9,000
Agricultural Bank of China	56,404	10,811	32,770	20,000
Pingan Bank	32,358	33,379	21,635	23,000
Bank of Ningbo	21,967	7,867	30,052	1,000
Bank of Communication	27,741	8,607	24,416	3,000
Bank of China	187,570	98,105	137,309	78,000
China Merchant Bank	36,240	18,153	33,249	23,000
Ningbo Commerce Bank	4,992	-	4,990	5,000
China Guangfa Bank	4,493	4,538	4,491	5,000
Bank deposits pledged for bills payable	-	124,955	-	126,363

Total	$552,206	$428,084	$424,436	$336,363

Among the Group's short-term borrowings, as of March 31, 2014, $236 million was guaranteed by related party and third-party entities and individuals, and $13 million was collateralized by the Group’s land, buildings and equipment with a carrying amount of $102 million.

7	COMMITMENTS AND CONTINGENCIES

(a) Operating commitments

The Group had outstanding Letters of Credit as of March 31, 2014 of approximately $144 million.

(b) Capital commitments

As of March 31, 2014, the Group had contractual capital commitments of approximately $9.8 million for purchases of equipment. The capital commitments relate primarily to manufacturing equipment enhancements.

(c) Contingency

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

8	INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company's expected effective income tax rate for 2014 is approximately 25%. The lower effective rate for the three months ended March 31, 2014 is primarily due to losses in non-PRC jurisdictions, the benefit of which is not expected to be realized. The Company paid income taxes of $1.5 million during the first three months of 2014, which was included in income taxes payable at December 31, 2013.

9	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic net (loss) income per share:

	Three months ended March 31,
	2014	2013
	($’000)	($’000)
Basic (loss) earnings per share:
Net (loss) income attributable to Keyuan
Petrochemicals, Inc. stockholders	$(2,739)	$2,918
Fixed dividends to Series B convertible
Preferred stockholders	-	-

Net (loss) income contributable to Keyuan
Petrochemicals Inc. common stockholders	$(2,739)	$2,918

Weighted average common share
(Denominator for basic income per share)	57,505,098	57,646,160

Effect of diluted securities:
-Series A convertible preferred stock	-	-
-Series B convertible preferred stock	-	5,333,340
-Series M convertible preferred stock	-	-
-Warrants	-	-
-Options	-	-
	57,505,098	62,979,500

Basic net (loss) income per share:	$(0.05)	$0.05
Diluted net (loss) income per share:	$(0.05)	$0.05

The following table represents the warrants and options excluded from the calculation of diluted earnings per share:

	March 31, 2014	March 31, 2013
Warrants	4,396,118	4,396,118
Options	3,490,000	3,490,000

10	STOCK REPURCHASE PROGRAM

On September 17, 2012, our Board of Directors authorized the repurchase of $2 million of the Company’s common stock for up to $1.50 per share. In the three months ended March 31, 2014, the Company purchased 184,276 shares for approximately $168,000.

11	FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

The fair values of cash, pledged bank deposits, bills receivable, accounts receivable, short-term bank borrowings, bills payable, and accounts payable approximate their respective carrying amounts due to their short-term nature. Amounts due to related parties are not practicable to estimate due to the related party nature of the underlying transactions.

12	SIGNIFICANT CONCENTRATIONS AND RISKS

At March 31, 2014 and December 31, 2013, the Group held cash and pledged bank deposits in financial institutions of approximately $442 million and $273 million, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region, which management believes have high credit ratings.

For the three months ended March 31, 2014 and 2013, sales to major customers, which individually exceeded 10% of the Group’s total annual net revenue, were as follows:

For three months ended March 31, 2014			For three months ended March 31, 2013
Largest	Amount of	% Total	Largest	Amount of	% Total
Customers	Sales	Sales	Customers	Sales	Sales
	($’000)			($’000)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Customer A	23,740	12%	Customer B	30,853	15%

The Group currently buys a majority of its heavy oil, an important component of its products, from three suppliers. Although there are a limited number of suppliers of the particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for the three months ended March 31, 2014 and 2013 were approximately $148 million and $170 million, respectively. These purchases represented 80% and 83%, respectively of all of the Group’s purchases for the three months ended March 31, 2014 and 2013. The Company’s largest supplier accounted for approximately $125 million and $127 million, or 67% and 62% of total purchases for the three months ended March 31, 2014 and 2013, respectively.

The Company commenced trading of heavy oil in April 2013, whereby the Company functions as an agent on behalf of a Hong-Kong based customer. For the three months ended March 31, 2014, the trading of heavy oil consists of purchases of approximately $100.0 million, and sales of approximately $99.2 million, resulting in a loss of $0.8 million, that has been included in cost of sales in the condensed consolidated statement of comprehensive income.

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

13	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS AND TRANSACTIONS WITH CERTAIN OTHER PARTIES

(A) Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder

Mr. Jicun Wang	Principal stockholder

Mr. Peijun Chen	Principal stockholder

Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang

Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan

Ningbo Pacific Ocean Shipping Co., Ltd (Ningbo Pacific)	100% ownership by Mr. Wang

Ningbo Hengfa Metal Product Co., Ltd (Ningbo Hengfa, former name "Ningbo Tenglong")	100% ownership by Mr. Chen

Ningbo Xinhe Logistic Co., Ltd (Ningbo Xinhe)	10% ownership by Ms. Huang

Related party transactions and amounts outstanding with the related parties as of and for the three months ended March 31, 2014 and 2013, are summarized as follows:

	Three months ended March 31
	2014	2013
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Purchase of transportation services (a)	$1,127	$628
Loan guarantee fee (b)	$-	$23
Advance payments to related parties (c)	$41	$698
Amounts due to related parties (d)	$238	$-

(a) The Group purchased transportation services of $1.1 million and approximately $0.6 million from Ningbo Xinhe during the three months ended March 31, 2014 and 2013, respectively.

(b) Guarantees for Bank Loans

	Guarantee provided during for three months ended March 31,		Bank loans Guaranteed as of
	2014	2013	March 31, 2014	December 31, 2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)
Mr. Tao	-	-	-	-
Jicun Wang and Sumei Chen	-	-	-	-
Ningbo Pacific	-	-	$-	$70,086
Total	-	-	$-	$70,086

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. During the three months ended March 31, 2014 and 2013, loan guarantee fees were nil and approximately $0.02 million, respectively, for Ningbo Pacific.

(c) Advance payments to related parties consist of advances made for business purposes to Mr. Tao. These amounts are unsecured interest free and due on demand.

(d) At March 31, 2014, approximately $0.2 million was due to Ningbo Xinhe.

(B) Relationships and transactions with certain other parties

The Group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd (Ningbo Litong)	Former 12.75% nominee shareholder of Ningbo Keyuan

Ningbo Anqi Petrochemical Co., Ltd (Ningbo Anqi)	A related party through September 2011 when control transferred

Ningbo Lide Investment Co., Ltd. (Ningbo Lide) (formerly Ningbo Kewei)	A related party through September 2011 when control transferred

Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	A related party through September 2011 when control transferred

Transactions and amounts outstanding with these parties for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three months ended March 31,
	2014	2013
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Sales of products (e)	$5,386	$41,072
Purchase of raw materials (f)	$10,782	$26,716
Guarantee for bank borrowings (g)	$-	$-
Loan guarantee fees (g)	$634	$517
Amounts due to these parties (h)	$-	$851
Advance payments to these parties (i)	$33,012	$26,560

(e) The Group sold finished products of approximately $5.4 million and $10.2 million to Ningbo Litong during the three months ended March 31, 2014 and 2013, respectively, and sold finished products of nil and $30.9 million to Ningbo Kunde during the three months ended March 31, 2014 and 2013, respectively.

(f) During the three months ended March 31, 2014, the Group purchased raw materials of approximately $10.3 million and $0.5 million from Litong and Lide, respectively. During the three months ended March 31, 2013, the Group purchased raw materials of approximately $2.7 million and $24.0 million from Kunde and Lide, respectively.

(g) Guarantees for Bank Loans

	Guarantee provided during the three months ended March 31,		Bank loans Guaranteed as of
	2014	2013	March 31, 2014	March 31, 2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ningbo Litong	-	$-	$110,055	$56,380
Ningbo Lide	-	-	$126,397	$199,372
Total	-	$-	$236,452	$255,752

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. During each of the three months ended March 31, 2014 and 2013, loan guarantee fees were approximately $0.2 million for Litong. During the three months ended March 31, 2014 and 2013, loan guarantee fees were approximately $0.4 million and $0.3 million for, respectively, Lide.

(h) At March 31, 2013, amounts due to certain other parties consist of amounts due to Kunde and Lide of $0.8 million and $0.1 million, respectively.

(i) At March 31, 3014, advance payments to these parties consist of payments to Litong and Lide of $26.7 million and $6.3 million, respectively.

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

(b) Rubber Segment: Manufacturing and sales of various rubber products.

Segment information for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended
	2014			2013
	Petrochemical	Rubber	Total	Petrochemical	Rubber	Total
	($'000)	($'000)	($'000)	($'000)	($'000)	($'000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$195,678	$6,216	$201,894	$181,593	$27,961	$209,554
Income (loss) from operations	$4,174	$(831)	$3,343	$(337)	$6,022	$5,685
Total assets	$874,280	$97,942	$972,222	$675,823	$93,253	$769,076

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Keyuan  for the three months ended March 31, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

Operating through our wholly-owned subsidiaries, Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Keyuan Synthetic Rubbers and Guangxi Keyuan, our operations include (i) a production facility with an annual petrochemical production capacity of 720,000 metric tons (MT) of a variety of petrochemical products, (ii) a Styrene-Butadience-Styrene (the “SBS”) production facility with a designed annual production capacity of 70,000 MT, (iii) facilities for the storage and loading of raw materials and finished goods and (iv) a manufacturing technology that can support our manufacturing process with relatively low raw material costs and high utilization and yields, all of which are led by a management team consisting of petrochemical experts with proven track records from some of China’s largest state-owned enterprises in the petrochemical industry.

In January 2012, we signed a cooperation agreement with Fangchenggang City to build a new petrochemicals production facility for the Guangxi Project. According to the cooperation agreement, the government of Fangchenggang City is responsible for providing the land use rights for the facility. This new production facility, as a part of our expansion plan, will improve our competitive position by extending and expanding our supply chain and manufacturing base. Once the facility is fully operational, it is expected to have an annual production capacity of 400,000 metric tons of ABS. In August, 2013, we commenced engineering and facility construction. We are currently in the process of land leveling which is expected to be completed by the end of August 2014. According to the current schedule, construction of facilities and installation of pipe lines will be complete by the end of 2014. However, our schedule is subject to further adjustment pending the status of financing. The total investment amount to construct this new production facility is approximately USD $300 million. ??? We plan to fund the construction and operation of the new production facility through outside financing. If such financing is not available on terms acceptable to us, construction of this facility will be delayed until appropriate financing is available.

Our organization chart is as follows:

Chunfeng Tao
100%
Apex Smart Limited BVI
Peijun Chen
100%
Chance Brilliant Holdings Limited
Muxia Duan
100%
Harvest Point Limited
Brian Pak Lun Mok
Xin Yue
2/3
1/3
Strategic Synergy Limited
68.864%
20.57%
3.334%
7.022%
Delight Reward Limited
82.50%
Keyuan Petrochemicals, INC
100%
Sinotech Group Limited
100%
Keyuan Group Limited (Hong Kong)
Outside China
Inside China
100%
100%
25%
Ningbo Keyuan Petrochemical
Ningbo Keyuan Plastics
75%
Guangxi Keyuan New Materials
100%
Ningbo Keyuan Synthetic Rubbers

Our Facility and Equipment

Facility

As of March 31, 2014, we have invested a total of approximately $72.2 million in the construction and improvement of our production facility. Our current production facility encompasses approximately 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired the land use right of an additional 1.2 million square feet of land in August 2010 for our expansion.

We have a total of 100,000 MT of storage capacity, consisting of 50,000MT of storage capacity for raw materials and 50,000 MT for finished products. As a part of our expansion plan, we intend to add 50,000 MT of new storage capacity in 2014, after which our total storage capacity will be 150,000 MT. We completed construction of two new tanks with approximately 34,000 MT of storage capacity in June 2013 and the installation of pilings and pumps was completed in late October 2013. At the date of this Report, we are in the process of preparation of the related documents for submitting to the local environmental department to get the approval and conduct its subsequent inspection. Once we obtain the approval from the local environmental department, the two storage tanks can become operational. We expect that the operation will commence in the middle of July, 2014.  For the rest of approximately 16,000 MT of new storage capacity, we are planning to start the construction in October, 2014 and expect to complete the work at the end of September, 2015.

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

Equipment

Our major processing equipment includes the following:

●
Heavy oil catalytic pyrolysis processing equipment- risers/generators/precipitators, fuel gas boilers, fractionating tower, absorbing, re-absorbing, and desorbing towers, heat exchangers, pumps, a stabilizing tower;

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

In order to improve our operational results and financial situation, we are adjusting our product portfolio to include Styrene-Ethylene-Butylene-Styrene (“SEBS”) which we believe will yield a higher gross margin than some of our current products.  SEBS is a product similar to SBS but with more durable product feature, and can be produced by our current SBS facility. In order to achieve a stable production value, we have started trial production of monthly approximately 200 -300 MT per month since March, 2013,  and will start bulk production when results of our lab analysis prove the condition of SEBS produced is suitable for sales.

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

Our SBS facility achieved a 41% utilization rate in 2012, the first full year of production, and generated approximately $71 million in sales and $5.9 million in profits. We achieved, in accordance with our annual plan of 63,000 MT of SBS, a 63% utilization rate in 2013; and generated approximately $78 million in sales and $5.6 million in profits. Although we planned to produce 63,000 MT of SBS for the fiscal year 2014, the production in the first quarter of 2014 was 5,127 MT and resulted in revenue of $6.2 million and a loss of $0.8 million. The loss was mainly due to the sales price of SBS products decreased from the $1,915 per MT in December 2013  to $1,731 per MT in March 2014. As a result, we decided to reduce the production of SBS until the market improves.

Breakdown of the total capability of 187,702 MT for main products for the three months ended March 31, 2014

Other than the utilization rate for SBS facility discussed above, the utilization rates for our other facilities are as follows:

●	styrene production: 99%;
●	propylene: 82%;
●	LPG: 98%;
●	BTX Aromatic: 63%; and
●	MTBE & others: 91%

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

d)
a transformer oil facility using hydrogen from the ethylene-styrene facility to complete a double hydrogenation process on original products (BTX Aromatic) for refining transformer oil and producing high value transformer oil with a design capability of 100,000 MT per year.  Construction of the main facility column was completed at the end of October 2013. We are currently in the stage of assembly and installation for the main facilities; and

e)
an SSBR production facility with a designed capacity of 150,000 MT per year, using synthetic rubber, styrene and butadiene to produce SSBR by applying our process technology. SSBR can be used as raw material for tires, instead of imported hexakis (methoxymethy) melamine (“HMMM”).

We acquired the approval for our catalytic oil processing facility and transformer oil plant from Ningbo local government on February 2013.  The foundation piling work was completed in July 2013. As of the date of this Report, we have completed 96% of the construction of the main body of the facility and infrastructure.  We expect to start trial operations at the end of July 2014, at which time we will be able to produce medical use and edible products such as tubes and chewing gum. As of March 31, 2014, the capital invested in the catalytic oil processing facility was $20.1 million.

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

Capacity Breakdown after expansion projects (1,732,000 MT)

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

Manufacturing and Sales

Our total production of finished products was 187,702 MT for the three months ended March 31, 2014, and we generated $202 million in revenue based on the sale of 185,538 MT of petrochemical products.

Results of Operations

The following table sets forth information from our statements of comprehensive income (loss) for the three months ended March 31, 2014 and 2013.

Comparison of the three ended March 31, 2014 and 2013 (in thousands)

	For the three months		Year to Year Comparison
	Ended March 31,		Increase	Percentage
	2014	2013	/(Decrease)	change

Sales	$201,894	$209,554	$(7,660)	(3.66	) %

Cost of sales	194,751	200.732	(5,981)	(2.98	) %

Gross profit	7,143	8,822	(1,679)	(19.03)%

Operating expenses
Selling expenses	318	167	151	17.2%
General and administrative expenses	3,482	2,970	512	13.8%
Total operating expenses	3,800	3,137	663	9.57%

Income from operations	3,343	5,685	(2,342)	(41.2	) %

Other income (expenses):
Interest income	2,791	751	2,040	271.2%
Interest expense, net	(4,968)	(3,396)	1,572	(46.29	) %
Foreign exchange gain (loss), net	(2,445)	1,553	(3,998)	(972)%
Non-operating income (expenses)	(1,460)	(380)	(1,080)	(257.4	) %
Total other expenses	(6,082)	(1,472)	(7,554)	(513.2)%

(Loss) income before income taxes	(2,739)	4,213	(6,952)	(165	) %
Income tax expense	0	1,295	(1,295)	-%
Net (loss) income	(2,739)	2,918	(5,657)	(193.87	) %
Other comprehensive income /(loss)
Foreign currency translation adjustment	(837)	531	(1,368)	(257.6	) %
Comprehensive (Loss) income	$(3,576)	3,449	(7,025)	(203.7	) %

Sales: Our sales for the three months ended March 31, 2014 were approximately $201.9 million, compared to sales of $209.6 million for the three months ended March 31, 2014, a decrease of $7.7 million, or 3.66%. The reason for the decrease in our sales was because that the average sale prices decreased by 4.2%, even though our sale quantity increased by 1%, compared to the comparable period in 2013. During the three months ended March 31, 2014, we sold 185,538 metric tons of chemical products at an average price of $1,088 per metric ton, as compared to the sale of 184,581 metric tons of chemical products at an average price of $1,135 per metric ton during the comparable period in 2013.

Cost of Sales: Our overall cost of sales was approximately $194.8 million for the three months ended March 31, 2014, or 96% of sales, as compared to cost of sales of approximately $200.7 million, or 96% of sales for the three months ended March 31, 2013. Our cost of sales are primarily composed of the costs of direct raw materials (mainly heavy oil, benzene, butadiene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. Although the market price of raw material decreased compared to the price in the comparable period in 2013, there is no significant change of the cost of sales because the fixed cost such as manufacturing, labor cost remained unchanged.

Energy required for production of our products consists of water, electricity and steam, the costs of which are attributed to cost of sales rather than operating expense. The supply prices of these energy sources in China have historically been very stable as a result of PRC government policy. Accordingly, the potential impact of changing energy costs to our production is minimal. Following are the costs for water, electricity and stream for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Water	319	395
Electricity	2,362	3,268
Steam	980	-

Total energy cost was approximately $3,661 for the three months ended March 31, 2014, which constituted approximately 1.7% of sales. Total energy cost was approximately $4,159 for the three months ended March 31, 2013,  which constituted approximately 2 % of sales.

Gross Profit: Gross profit for the three months ended March 31, 2014 was approximately $7.14 million as compared to $8.82 million for the comparable period in 2013, a decrease of approximately $1.68 million, or 19.03%. The decrease was mainly due to the decreased sale price of our products compared to the sale price during the comparable period in 2013.

Operating Expenses:  Operating expenses, including selling expenses, and general and administrative expenses, were approximately $3.8 million, or 1.9 % of sales for the three months ended March 31, 2014 as compared to $3.1 million, or 1.5 % of sales for the comparable period in 2013, an increase of approximately $0.7 million. The increase was due to increases in rents for warehouse space, accrued guarantee fees and increased R&D expenses caused by  the application as a national high-tech enterprise for Ningbo Keyuan Synthetic Rubbers.

Interest Income/Expense (net): For the three months ended March 31, 2014, interest income and interest expense were approximately $2.8 million and $4.97 million, respectively; as compared to interest income and interest expense of approximately $0.75 million and $3.4 million, respectively, for the comparable period in 2013. The increase in interest income / expense was mainly due to the increased deposit for bank loans and increased bank loans.

Net Income/loss: Net loss was approximately $2.2 million for the three months ended March 31, 2014, as compared to net income of approximately $2.9 million in the same period in 2013, a decrease of $5.1 million, or 175.8%. This reason for the loss was mainly due to the decrease in sales and the increase in  operating expenses and interest expenses compared to the same period in 2013.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive loss and amounted to $0.8 million for the three months ended March 31, 2014. The balance sheet amounts, at March 31, 2014 and 2013, with the exception of equity, were translated at RMB6.16143 and RMB 6.27668 to 1.00 U.S. dollar respectively. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the three months ended March  31, 2014 and 2013 were RMB 6.11546 and RMB 6.26566, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Net cash used in operating activities	4,544	67,118
Net cash used in investing activities	9,604	11,382
Net cash provided by financing activities	16,237	75,027

Net cash used in operating activities was approximately $4.5 million for the three months ended March 31, 2014, as compared to approximately $67.1 million for the same period in 2013. The decrease was primarily due to the consumption tax refund that was collected as of March 31, 2014.

Net cash used in investing activities was approximately $9.6 million and $11.4 million for the three months ended March 31, 2014 and 2013, respectively. Net cash used in investing activities was primarily focused on payments for the infrastructure construction and the expansion of our facilities. Net cash used in investing activities decreased because we had less investment paymens in our infrastructure construction and facility expansion during the three months ended March 31, 2014 compared to the same period in 2013.

Net cash provided by financing activities amounted to approximately $16.2 million for the three months ended March 31, 2014. Net cash provided by  financing activities amounted to approximately $75 million for the same period in 2013. The reason for the decrease was mainly due to the higher repayment of borrowings in the period. For the three months ended March 31, 2013, the net cash provided by financing activities was primarily through the short-term bank borrowings.

Consumption Tax Refund

As of March 31, 2014 and December 31, 2013, we recorded an estimated consumption tax recoverable amounting to approximately $18.8 million and $46.1 million, respectively. In May 2014, a refund of approximately $12.1 million was received. In addition, management expects approximately $0.4 million of consumption tax to be refunded in September 2014, and approximately $6.3 million will be deductible against future consumption tax obligations.

Bank Loans

We have entered into loan agreements with our primary lenders, Bank of China, China Construction Bank, Agricultural Bank of China, etc. under which we have term loans. As of July 3,2014, we had an aggregate principal amount of approximately $584 million in bank loans outstanding under the loan agreements, with maturity dates from June 2014 to July 2015 and interest rates from 1% to 6.72% per annum.

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

As of March 31, 2014, 43% of our bank loans (approximately USD $236.7 million) were guaranteed by our related parties. Usually, a guaranty agreement is executed among a third party, a lender and us pursuant to a credit line approved by the lender. Though different lenders use different forms for loan guaranty agreements, loan guaranty agreements usually contain substantially similar terms. According to a loan guaranty agreement, the guarantor is jointly liable for all our debts to the lender under the corresponding loan agreements and the lender can bring legal action against the guarantor for damages in the event there is a default or breach of any loan agreement under the credit line. The guaranty is independent of any loan agreement under the credit line and irrevocable. In addition, if the credit line is extended or renewed, a written consent from the guarantor is required. Otherwise, the guarantor is only liable for loans under loan agreements that were executed during the original term of the credit line. Beginning in January 2011, certain individual loan guarantors, some of whom are related parties, were paid a monthly fee of approximately 0.3% of the outstanding loan balances as compensation for their guarantees. Through December 31, 2010, no compensation was paid in respect of these guarantees. During the three months ended March 31, 2014 and 2013, expenses related to loan guarantee fees were approximately $0.6 million and $0.5 million, respectively. As of March 31, 2014, there was $0.6 million of accrued and unpaid guarantee fees. Historically, all debts have been repaid by the Company in a timely manner. All short-term bank loans are revolving loans whose terms (at the due date of payment) are generally extended by the lender. As of March 31, 2014, we were in compliance with the terms of our loan agreements. As such, management expects most unpaid loan balances will be extended at their due dates. Depending on our capital needs, the Company evaluates whether to apply for additional long-term bank loans. The Company currently has sufficient lines of credit with its banks for both short-term and long-term borrowings.

Related Party Transactions

(A) Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao	Majority stockholder

Mr. Jicun Wang	Principal stockholder

Mr. Peijun Chen	Principal stockholder

Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang

Ms. Yushui Huang	Vice President of Administration, Ningbo Keyuan

Ningbo Pacific Ocean Shipping Co., Ltd (Ningbo Pacific)	100% ownership by Mr. Wang

Ningbo Hengfa Metal Product Co., Ltd (Ningbo Hengfa, former name "Ningbo Tenglong")	100% ownership by Mr. Chen

Ningbo Xinhe Logistic Co., Ltd (Ningbo Xinhe)	10% ownership by Ms. Huang

Related party transactions and amounts outstanding with the related parties as of and for the three months ended March 31, 2014 and 2013, are summarized as follows:

	Three months ended March 31
	2014	2013
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Purchase of transportation services (a)	$1,127	$628
Loan guarantee fee (b)	$-	$23
Advance payments to related parties (c)	$41	$698
Amounts due to related parties (d)	$238	$-

(a) The Group purchased transportation services of $1.1 million and approximately $0.6 million from Ningbo Xinhe during the three months ended March 31, 2014 and 2013, respectively.

(b) Guarantees for Bank Loans

	Guarantee provided during for three months ended March 31,		Bank loans Guaranteed as of
	2014	2013	March 31, 2014	December 31, 2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)
Mr. Tao	-	-	-	-
Jicun Wang and Sumei Chen	-	-	-	-
Ningbo Pacific	-	-	$-	$70,086
Total	-	-	$-	$70,086

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. During the three months ended March 31, 2014 and 2013, loan guarantee fees were nil and approximately $0.02 million, respectively, for Ningbo Pacific.

(c) Advance payments to related parties consist of advances made for business purposes to Mr. Tao. These amounts are unsecured interest free and due on demand.

(d) At March 31, 2014, approximately $0.2 million was due to Ningbo Xinhe.

(B) Relationships and transactions with certain other parties

The Group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd (Ningbo Litong)	Former 12.75% nominee shareholder of Ningbo Keyuan

Ningbo Anqi Petrochemical Co., Ltd (Ningbo Anqi)	A related party through September 2011 when control transferred

Ningbo Lide Investment Co., Ltd. (Ningbo Lide) (formerly Ningbo Kewei)	A related party through September 2011 when control transferred

Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	A related party through September 2011 when control transferred

Transactions and amounts outstanding with these parties for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three months ended March 31,
	2014	2013
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Sales of products (e)	$5,386	$41,072
Purchase of raw materials (f)	$10,782	$26,716
Guarantee for bank borrowings (g)	$-	$-
Loan guarantee fees (g)	$634	$517
Amounts due to these parties (h)	$-	$851
Advance payments to these parties (i)	$33,012	$26,560

(e) The Group sold finished products of approximately $5.4 million and $10.2 million to Ningbo Litong during the three months ended March 31, 2014 and 2013, respectively, and sold finished products of nil and $30.9 million to Ningbo Kunde during the three months ended March 31, 2014 and 2013, respectively.

(f) During the three months ended March 31, 2014, the Group purchased raw materials of approximately $10.3 million and $0.5 million from Litong and Lide, respectively. During the three months ended March 31, 2013, the Group purchased raw materials of approximately $2.7 million and $24.0 million from Kunde and Lide, respectively.

(g) Guarantees for Bank Loans

	Guarantee provided during the three months ended March 31,		Bank loans Guaranteed as of
	2014	2013	March 31, 2014	March 31, 2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ningbo Litong	-	$-	$110,055	$56,380
Ningbo Lide	-	-	$126,397	$199,372
Total	-	$-	$236,452	$255,752

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. During each of the three months ended March 31, 2014 and 2013, loan guarantee fees were approximately $0.2 million for Litong. During the three months ended March 31, 2014 and 2013, loan guarantee fees were approximately $0.4 million and $0.3 million for, respectively, Lide.

(h) At March 31, 2013, amounts due to certain other parties consist of amounts due to Kunde and Lide of $0.8 million and $0.1 million, respectively.

(i) At March 31, 3014, advance payments to these parties consist of payments to Litong and Lide of $26.7 million and $6.3 million, respectively.

Going concern and management’s plans

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported net loss of cash flows used in operations approximately $2.7 million and $4.5 million, respectively for the three months ended March 31, 2014 and a net income and cash flows used in operations of approximately $4.1 million and $53.1 million, respectively for the year ended December 31, 2013. At March 31, 2014 and December 31, 2013, the Company had a working capital deficit of approximately $218 million and $162 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Report of the Independent Registered Public Accounting Firm on our consolidated financial statements as of and for the year ended December 31, 2013 includes a going concern explanatory paragraph which means that the accounting firm has expressed substantial  doubt about the Company’s ability to continue as a going concern.

The SBS price decreased significantly due to the stagnant market conditions. In response, we decided to reduce the production quantity to minimize losses. Management expects the price will increase in the latter half of 2014, and we will adjust our production level accordingly.

The Company continues to benefit from favorable PRC tax policies related to consumption tax (Note 4) of approximately $18.8 million refundable at March 31, 2014. Approximately $12.1 million was refunded in May 2014 and management expects approximately $0.4 million of consumption tax to be refunded in September 2014, and that approximately $6.3 million will be deductible against future consumption tax obligations. In addition, management expects that VAT of $30 million will be refunded in late 2014.

The Company continues to benefit from favorable PRC tax policies related to consumption tax (Note 4) of approximately $18.8 million of which was refundable at March 31, 2014. Approximately $12.1 million was refunded in May 2014 and management expects that additional consumption tax deposits of approximately $6.7 million will be refunded more promptly in the second half of 2014. The VAT of $ 30 million will be refunded in the late of 2014.

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

(b) Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2013, the management determined that our internal control environment is not properly designed due to the existence of certain material weaknesses and that it did not operate effectively to ensure that the Company’s financial statements (and related financial statement disclosures) were prepared in accordance with US generally accepted accounting principles (US GAAP).  We have established a number of remediation measures, which we believe will remediate the material weaknesses identified, if such measures are effectively implemented and maintained. As of the end of the period covered by the report, we continue the process of implementing and maintaining the remediation measures, but we cannot assure when or if we will be able to successfully implement these remedial measures.  For more information regarding our controls and procedures, please refer to Item 9A. Controls and Procedures in our Annual Report on Form 10-K for fiscal year ended December 31, 2013, filed with the SEC on May 22, 2014.

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

On April 8, 2014, YiNuo Co.ltd filed a law suit in Ningbo Beilun District People’s Court against Ningbo Keyuan Synthetic Rubbers Co., Ltd in a dispute related to product quality, and allegd a claim for  damages of RMB 10 million. The Court has not yet set a date for hearing.

On May 7, 2014, Eastwell International Co.Ltd filed a law suit in Nanjin Intermediate People’s Court against Ningbo Keyuan Synthetic Rubbers Co., Ltd  for a breach of contract and disputing product quality and alleged a claim for damages of RMB 21.05 million. We filed a counter claim and plan to contest the suit vigorously. The first hearing at the Court was held on June 18, 2014 and the second hearing was held on July 4, 2014. In the second hearing, Eastwell International Co.Ltd proposed to reduce the claim amount to RMB 14.05 million.  We declined the proposal and asked for the third hearing to be held. The date of third hearing has not been determined as the date of this Report, nor any decision of the Court has been made.

Other than as set forth herein, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)       Not Applicable.

(b)       Not Applicable.

(c )       Not Applicable

ITEM 3. Defaults upon Senior Securities

(a)        Not Applicable.

(b)        Not Applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

(a)        In connection with its filing of Form 12b-25, notification of late filing of our Annual Report on Form 10-K for the year ended December 31, 2013, we decided to temporarily suspend the stock repurchase program from April 2, 2014. We will resume the stock repurchase program after filing of this Report, effective immediately.

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

3.2	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2010)
3.3	Amended Bylaws of Keyuan Petrochemicals, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 7, 2010)
4.1	Certificate of Designation of Rights and Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on April 28, 2010)
4.2	Certificate of Designation of Rights and Preferences of Series M Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 28, 2010)
4.3	Certificate of Designation of Rights and Preference of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 30, 2010)
10.1 *	Translation copy of Inward Bills Contract by and between Ningbo Keyuan Plastics Co., Ltd and Bank of China Inc., Beilun Branch dated January 20, 2014
10.2 *	Translation copy of Inward Bills Contract by and between Ningbo Keyuan Plastics Co., Ltd and Bank of China Inc., Beilun Branch dated January 23, 2014.
31.1 *	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 8, 2014	Keyuan Petrochemicals, Inc.

	By:	/s/ Chunfeng Tao
Chunfeng Tao
Chief Executive Officer & President

	By:	/s/ Baojun Zheng
Baojun Zheng Chief Financial Officer/Vice President of Accounting