Form 10-Q
period 2014-06-30
Keyuan Petrochemicals, Inc.
filed 2014-08-19
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 19, 2014, the Registrant has 57,240,062 shares of common stock outstanding and 5,333,340 shares of Series B Preferred Stock outstanding.

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

PART I – FINANCIAL INFORMATION

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	Note	June 30, 2014	December 31, 2013
		(Unaudited)
ASSETS
Current assets:
Cash		$8,880	$12,309
Pledged bank deposits		488,964	336,363
Bills receivable		2,112	25
Accounts receivable		9,235	7,517
Inventories	3	69,550	69,914
Prepayments to suppliers		45,066	33,842
Consumption tax recoverable	4	16,202	46,072
Amounts due from related parties	13	41	43
Other current assets	5	71,978	65,189
Deferred income tax assets	8	3,219	2,641
Total current assets		715,247	573,915

Property, plant and equipment, net		307,985	285,506
Intangible assets, net		905	986
Land use rights		10,353	10,663
VAT recoverable		3,010	3,012

Total assets		$1,037,500	$874,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank borrowings	6	$601,601	$424,436
Bills payable		241,270	261,524
Accounts payable		57,199	59,043
Amounts due to related parties		381	-
Advances from customers		16,794	10,820
Accrued expenses and other payables		31,001	23,767
Income tax payable	8	997	1,849
Dividends payable		2,382	2,382
Total liabilities, all current		951,625	783,821

Series B convertible preferred stock: Par value: $0.001; Authorized: 8,000,000 shares issued and outstanding: 5,333,340 shares, liquidation preference $20,250		16,868	16,868
Commitments and contingencies	7	-	-

Stockholders’ equity:
Common stock:
Par value: $0.001; Authorized: 100,000,000 shares Issued: 57,646,160 Shares as at June 30, 2014 and December 31, 2013; outstanding: 57,335,736 and 57,520,012 shares, as at June 30, 2014 and December 31, 2013, respectively		58	58
Additional paid-in capital		51,555	51,555
Statutory reserve		5,749	5,749
Accumulated other comprehensive income		9,785	10,245
Retained earnings		2,170	5,929
Treasury stock, at cost, 310,424 and 126,148 shares at June 30,2014 and December 31, 2013, respectively		(310)	(143)
Total stockholders’ equity		69,007	73,393

Total liabilities and stockholders’ equity		$1,037,500	$874,082

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$184,536	$94,257	$386,430	$303,811
Cost of sales	174,845	91,628	369,596	292,360
Gross profit	9,691	2,629	16,834	11,451

Selling expenses	307	236	625	403
General and administration expenses	3,266	2,621	6,748	5,591
Total operating expenses	3,573	2,857	7,373	5,994

Income (loss) from operations	6,118	(228)	9,461	5,457

Other income (expense):
Interest income	3,089	3,151	5,880	3,902
Interest expense	(6,620)	(7,045)	(11,588)	(10,441)
Foreign exchange (loss) gain, net	(1,694)	4,652	(4,139)	6,205
Other expense, net	(1,402)	(715)	(2,862)	(1,095)
Total other (expense) income, net	(6,627)	43	(12,709)	(1,429)

(Loss) income before income taxes	(509)	(185)	(3,248)	4,028
Income tax expense	511	312	511	1,607
Net (loss) income attributable to Keyuan Petrochemicals Inc. stockholders	(1,020)	(497)	(3,759)	2,421
Dividends to Series B convertible preferred stockholders	-	-	-	-

Net (loss) income attributable to Keyuan Petrochemicals Inc. common stockholders	$(1,020)	$(497)	$(3,759)	$2,421

Net (loss) income attributable to Keyuan Petrochemicals Inc. stockholders	$(1,020)	$(497)	$(3,759)	$2,421

Other comprehensive income:
Foreign currency translation adjustment	381	1,101	(459)	1,632
Comprehensive (loss) income	$(639)	$604	$(4,218)	$4,053

(Loss) earnings per share:
Attributable to common stock:
-Basic	$(0.02)	$(0.01)	$(0.07)	$0.04
-Diluted	$(0.02)	$(0.01)	$(0.07)	$0.04

Weighted average number of shares of common stock used in calculation:
-Basic	57,404,048	57,646,160	57,404,048	57,646,160
-Diluted	57,404,048	57,646,160	57,404,048	62.979,500

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands, except share data)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(3,759)	$2,421
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	6,514	6,047
Amortization	74	48
Land use rights amortization	233	234
Deferred income tax (benefit) expense	(598)	1,086
Share-based compensation expense	-	764
Changes in operating assets and liabilities:
Bills receivable	(2,093)	(8,116)
Accounts receivable	(1,740)	3,988
Inventories	(148)	(6,339)
Prepayments to suppliers	(11,519)	(7,645)
Consumption tax refund receivable	29,600	(40,834)
Other current assets	(7,108)	3,359
Accounts payable	(1,062)	(19,970)
Accounts payable – related parties	28	-
Advances from (to) customers	6,029	(18,593)
Income taxes payable	(840)	(2,595)
Accrued expenses and other payables	1,416	(646)
Net cash provided by (used in) operating activities	15,027	(86,791)

Cash flows from investing activities:
Purchase of property, plant and equipment	(25,176)	(28,318)
Net cash used in investing activities	(25,176)	(28,318)

Cash flow from financing activities:
Pledged bank deposits used for bank borrowings	(155,429)	(90,005)
Proceeds from short-term bank borrowings	734,791	646,075
Repayment of short-term bank borrowings	(554,094)	(504,884)
Proceeds from bank notes	342,394	130,724
Repayments of bank notes	(360,773)	(87,644)
Repurchase of treasury stock	(168)	-
Net cash provided by financing activities	6,721	94,266

Effect of foreign currency exchange rate changes on cash	(1)	(225)

Net decrease in cash	(3,429)	(21,068)

Cash at beginning of period	12,309	23,378
Cash at end of period	$8,880	$2,310

Supplemental disclosure of cash flow information:
Income tax paid	$1,941	$3,056
Interest paid, net of capitalized interest	$-	$10,441
Non cash investing and financing activities:
Payable for purchase of property, plant and equipment (net of VAT)	$925	$6,068

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

(c) Going concern and management’s plans

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported net loss and cash flows provided by operations of approximately $3.8 million and $16.8 million, respectively, for the six months ended June 30, 2014 and net income and cash flows used in operations of approximately $4.1 million and $53.1 million, respectively, for the year ended December 31, 2013. At June 30, 2014 and December 31, 2013, the Company had a working capital deficit of approximately $236 million and $162 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company continues to finance its operations primarily through short-term bank borrowings. Short-term bank borrowings and bills payable amounted to approximately $843 million at June 30, 2014. Management expects that short-term bank financing will continue to be available through at least June 30, 2015.

The Company continues to benefit from favorable PRC tax policies related to consumption tax (Note 4) of which approximately $16.2 million was refundable at June 30, 2014. Approximately $7 million was refunded in July 2014, and management expects approximately $3.1 million of consumption tax to be refunded in September 2014, and that approximately $6 million will be deductible against future consumption tax obligations. In addition, management expects VAT of $30 million to be refunded in late 2014.

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

3     INVENTORIES

Inventories consist of the following:

	June 30	December 31,
	2013	2013
	($’000)	($’000)
	(Unaudited)
Raw materials	$35,116	$37,747
Finished goods	33,733	30,823
Work-in-process	701	1,344
Total	$69,550	$69,914

4     CONSUMPTION TAX REFUND RECEIVABLE

The PRC government enacted a regulation pursuant to which domestically purchased heavy oil to be used for producing ethylene and aromatics products was exempted from consumption tax. In addition, the consumption tax paid for imported heavy oil is to be refunded if it is used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for producing ethylene and aromatics products, the Group recognizes a consumption tax recoverable when a consumption tax for heavy oils has been paid and the relevant heavy oils have been used for production of ethylene and aromatics products. At June 30, 2014 and December 31, 2013, the Group recorded an estimated consumption tax recoverable amounting to approximately $16.2 million and $46.1 million, respectively.

In July 2014, a refund of approximately $7 million was received. In addition, management expects approximately $3.1 million of consumption tax to be refunded in September 2014, and that approximately $6 million will be deductible against future consumption tax obligations.

5     OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30	December 31,
	2014	2013
	($’000)	($’000)
	(Unaudited)
VAT recoverable	$64,581	$56,667
Customs deposits for imported inventories	2,390	3,680
Other	5,007	4,842
	$71,978	$65,189

Management estimates the deductible input VAT using vendor contracts, engineering and other estimates, as well as historical experience. Approximately $3.0 million was included in non-current assets as of June 30, 2014 and December 31, 2013, respectively.

Customs deposits for imported inventories represent amounts paid to the local customs office in connection with the import of raw materials inventories. Upon approval by the customs authorities, these amounts become refundable by the local tax authority and are reclassified as consumption tax refund receivable (Note 4).

6     SHORT-TERM BANK BORROWINGS

As of June 30, 2014, short−term bank borrowings outstanding carried a weighted average interest rate of 6.16% (2013: 6.25%) for bank loans in RMB; and a weighted average interest rate of 3.68% (2013: 2.52%) for bank loans in USD, and had maturity terms ranging from two to twelve months and interest rates ranging from 1.14% to 6.72% (2013: 1.0% to 7.2%).

Short-term bank borrowings consist of the following:

	June 30,		December 31,
	2014		2013
	SHORT-TERM BANK BORROWINGS	PLEDGED BANK DEPOSITS	SHORT-TERM BANK BORROWINGS	PLEDGED BANK DEPOSITS
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)
China Construction Bank	$151,421	$94,822	$102,995	$43,000
Shanghai Pudong Development Bank	33,632	23,523	32,529	9,000
Agricultural Bank of China	54,621	29,660	32,770	20,000
Pingan Bank	32,165	33,105	21,635	23,000
Bank of Ningbo	29,975	10,925	30,052	1,000
Bank of Communication	31,224	20,261	24,416	3,000
Bank of China	171,943	110,763	137,309	78,000
China Merchant Bank	53,619	24,859	33,249	23,000
Ningbo Commerce Bank	10,998	11,359	4,990	5,000
Bank of Hangzhou	4,693	733	-	-
Huaxia Bank	6,299	-	-	-
Export-Import Bank of China	21,011	7,069	-	-
China Guangfa Bank	-	-	4,491	5,000
Bank deposits pledged for bills payable	-	121,885	-	126,363

Total	$601,601	$488,964	$424,436	$336,363

Among the Group's short-term borrowings as of June 30, 2014, $191 million was guaranteed by related party and third-party entities and individuals, and $27 million was collateralized by the Group’s land, buildings and equipment with a carrying amount of $101 million.

7     COMMITMENTS AND CONTINGENCIES

(a) Operating commitments

The Group had outstanding Letters of Credit as of June 30, 2014 of approximately $130 million.

(b) Capital commitments

As of June 30, 2014, the Group had contractual capital commitments of approximately $9.2 million for purchases of equipment. The capital commitments relate primarily to manufacturing equipment enhancements.

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

8     INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s expected effective tax rate for 2014 is approximately 25%. The lower effective rate for the six months ended June 30, 2014 is primarily due to losses in non-PRC jurisdictions, the benefit of which is not expected to be realized. The Company paid income taxes of approximately $0.4 million and $1.9 million, respectively during the three months and six months ended June 30, 2014.

9     EARNING (LOSS) PER SHARE

The following table sets forth the computation of basic net income per share:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share:
Net (loss) income attributable to Keyuan Petrochemicals, Inc. stockholders	$(1,020)	$(497)	$(3,759)	$2,421
Fixed dividends to Series B convertible Preferred stockholders	-	-	-	-

Net (loss) income contributable to Keyuan Petrochemicals Inc. common stockholders	$(1,020)	$(497)	$(3,759)	$2,421

Weighted average common share
(Denominator for basic income per share)	57,404,048	57,646,160	57,404,048	57,646,160

Effect of diluted securities:
-Series A convertible preferred stock	-	-	-	-
-Series B convertible preferred stock	-	-	-	5,333,340
-Series M convertible preferred stock	-	-	-	-
-Warrants	-	-	-	-
-Options	-	-	-	-
	57,404,048	57,646,160	57,404,048	62,979,500

Basic net loss per share:	$(0.02)	$(0.01)	$(0.07)	$0.04
Diluted net loss per share:	$(0.02)	$(0.01)	$(0.07)	$0.04

The following table represents the warrants and options excluded from the calculation of diluted earnings per share:

	June 30, 2014	June 30, 2013
Warrants	4,396,118	4,396,118
Options	3,490,000	3,490,000

10     STOCK REPURCHASE PROGRAM

On September 17, 2012, the Board of Directors authorized the repurchase of $2 million of the Company’s common stock for up to $1.50 per share. In the six months ended June 30, 2014, the Company had purchased 184,276 shares for approximately $168,000.

11     FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and 2013.

The fair values of cash, pledged bank deposits, bills receivable, accounts receivable, short-term bank borrowings, bills payable, and accounts payable approximate their respective carrying amounts due to their short-term nature. Amounts due to related parties are not practicable to estimate due to the related party nature of the underlying transactions.

12     SIGNIFICANT CONCENTRATIONS AND RISKS

At June 30, 2014 and December 31, 2013, the Group held cash and pledged bank deposits in financial institutions of approximately $498 million and $349 million, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region, which management believes have high credit ratings.

During the six months ended June 30, 2014, no sales to individual customers exceeded 10% of the Group’s total net revenue. During the three months ended June 30, 2014 and the three and six months ended June 30 2013, sales to major customers, which individually exceeded 10% of the Group’s total net revenue, were as follows:

Three months ended June 30, 2014			Three months ended June 30, 2013			Six months ended June 30, 2013
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales
	($’000)			($’000)			($’000)
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Customer A	$20,272	11%	Customer A	$11,738	13%	Customer A	38,024	13%
			Customer B	$9,694	10%	Customer B	29,168	10%

The Group currently buys a majority of its heavy oil, an important component of its products, from one supplier. Although there are a limited number of suppliers of the particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. The Company’s largest supplier accounted for approximately $120 million and $52 million, or 66% and 50% of total purchases for the three months ended June 30, 2014 and 2013, respectively. The Company’s largest supplier accounted for approximately $242 million and $187 million, or 67% and 61% of total purchases for the six months ended June 30, 2014 and 2013, respectively.

The Company commenced trading of heavy oil in April 2013, whereby the Company functions as an agent on behalf of a Hong-Kong based customer. For the three months ended June 30, 2014 and 2013, the trading of heavy oil consists of purchases of approximately $70.1 million and $130.0 million, respectively, and sales of approximately $69.8 million and $129.4 million, respectively, resulting in a loss of $0.3 million and $0.6 million, respectively, that has been included in cost of sales in the condensed consolidated statement of comprehensive income. For the six months ended June 30, 2014, the trading of heavy oil consists of purchases of approximately $170.1 million, and sales of approximately $169.0 million, resulting in a loss of $1.1 million, that has been included in cost of sales in the condensed consolidated statement of comprehensive income.

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

Related party transactions and amounts outstanding with the related parties as of and for the three and six months ended June 30, 2014 and 2013, are summarized as follows:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Purchase of transportation services (a)	$783	$413	$1,906	$1,041
Loan guarantee fee (b)	$-	$19	$-	$42

	June 30, 2013	December 31, 2013
	($’000)	($’000)
	(Unaudited)
Amounts due to related parties (c)	$381	$369
Advance payments to these parties (d)	$41	$55

(a)	The Group purchased transportation services of approximately $0.7 million and $0.4 million from Ningbo Xinhe during each of the three months ended June 30, 2014 and 2013, respectively. The Group purchased transportation services of $1.9 million and $1.0 million from Ningbo Xinhe during the six months ended June 30, 2014 and 2013, respectively.

(b)	Guarantees for Bank Loans

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. During the three months ended June 30, 2014 and 2013, loan guarantee fees were approximately nil and $0.02 million for Ningbo Pacific, respectively. During the six months ended June 30, 2014 and 2013, loan guarantee fees were nil and $0.04 million for Ningbo Pacific, respectively.

(c)	Amounts due to related parties consist of the following.

	June 30, 2014	December 31, 2013
	($’000)	($’000)
	(Unaudited)
Ningbo Xinhe (Transportation expenses)	$381	$369

(d)	Advance payments to these parties consist of the following.

	June 30, 2014	December 31, 2013
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Ningbo Xinhe	$-	$12
Mr. Tao	41	43
Total	$41	$55

(B) Relationships and transactions with certain other parties

The Group has following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd (Ningbo Litong)	Former 12.75% nominee shareholder of Ningbo Keyuan

Ningbo Anqi Petrochemical Co., Ltd (Ningbo Anqi)	A related party through September 2011 when control transferred

Ningbo Lide Investment Co., Ltd. (Ningbo Lide)	A related party through September 2011 when control transferred

Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	A related party through September 2011 when control transferred

Transactions and amounts outstanding with these parties for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales of products (e)	$7,048	$8,809	$12,413	$50,129
Purchase of raw materials (f)	$25,255	$7,987	$35,996	$34,703
Guarantee for bank borrowings (g)	$108,253	$94,405	$108,253	$94,405
Loan guarantee fees (g)	$688	$575	$1,322	$1,092

	June 30, 2013	December 31, 2013
	($’000)	($’000)
	(Unaudited)
Advance received from these parties (h)	$72	$-
Advance payments to these parties (i)	$11,730	$11,043
Account receivables from these parties (j)	$5,090	$218

(e)	The Group sold finished products of approximately $6.9 million and $1.8 million to Ningbo Litong during the three months ended June 30, 2014 and 2013, respectively. The Group sold finished products of approximately 0.2 million and nil to Ningbo Lide during the three months ended June 30, 2014 and 2013, respectively. The Group sold finished products of nil and approximately $7 million to Ningbo Kunde during the three months ended June 30, 2014 and 2013, respectively. The Group sold finished products of approximately $12.2 million and $12.1 million to Ningbo Litong, during the six months ended June 30, 2014 and 2013, respectively. The Group sold finished products of approximately 0.2 million and nil to Ningbo Lide during the six months ended June 30, 2014 and 2013, respectively. The Group sold finished products of nil and approximately $38 million to Kunde during the six months ended June 30, 2014 and 2013, respectively.

(f)	During the three months ended June 30, 2014, the Group purchased raw materials of approximately $16.9 million and $8.3 million from Litong and Lide, respectively. During the three months ended June 30, 2013, the Group purchased raw materials of nil and approximately $8.0 million from Kunde and Lide, respectively. During the six months ended June 30, 2014, the Group purchased raw materials of approximately $27.2 million and $8.8 million from Litong and Lide, respectively. During the six months ended June 30, 2013, the Group purchased raw materials of approximately $2.7 million and $32.0 million from Kunde and Lide, respectively.

(g)	Guarantees for Bank Loans

	Guarantee provided during the three months ended June 30,		Guarantee provided during the six months ended June 30,
	2014	2013	2014	2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ningbo Litong	$75,677	$62,056	$75,677	$62,056
Ningbo Lide	32,576	32,056	32,576	32,056
Total	$108,253	$94,112	$108,253	$94,112

	Bank loans Guaranteed as of
	June 30, 2014	December 31, 2013
	($’000)	($’000)
	(Unaudited)
Ningbo Litong	$142,970	$109,618
Ningbo Lide	151,166	75,405
Total	$294,136	$185,023

Beginning in January 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. In the three months ended June 30, 2014, loan guarantee fees were $0.25 million and $0.43 million to Ningbo Litong and Ningbo Lide, respectively. In the six months ended June 30, 2014, loan guarantee fees were $0.5 million and $0.83 million for Ningbo Litong and Ningbo Lide, respectively.

(h)	At June 30, 2014, advance received from these parties consist of amounts due from Litong and Lide of $0.05 million and $0.02 million, respectively.

(i)	At June 30, 2014, advance payments to these parties consist of payments to Litong and Lide of $7.9 million and $3.8 million, respectively.

(j)	At June 30, 2014, accounts receivable from these parties consist of amounts receivable from Litong of $5.1 million.

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

(b) Rubber Segment: Manufacturing and sales of various rubber products.

Segment information for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30
	2014			2013
	Petrochemical	Rubber	Total	Petrochemical	Rubber	Total
	($'000)	($'000)	($'000)	($'000)	($'000)	($'000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$180,346	$4,190	$184,536	$78,479	$15,778	$94,257
Income (loss) from operations	$7,807	$(1,689)	$6,118	$(1,806)	$1,578	$(228)
Total assets	$908,655	$128,845	$1,037,500	$723,342	$102,834	$826,176

	Six Months Ended June 30
	2014			2013
	Petrochemical	Rubber	Total	Petrochemical	Rubber	Total
	($'000)	($'000)	($'000)	($'000)	($'000)	($'000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$376,049	$10,381	$386,430	$260,073	$43,738	$303,811
Income (loss) from operations	$11,981	$(2,520)	$9,461	$(2,143)	$7,600	$5,457
Total assets	$908,655	$128,845	$1,037,500	$723,342	$102,834	$826,176

15     SUBSEQUENT EVENT

From July 1, 2014 through August 14, 2014, the Company purchased 95,674 shares of common stock through the stock repurchase program at an average purchase price of $1.15 per share.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Keyuan for the three and six months ended June 30, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

Operating through our wholly-owned subsidiaries, Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Keyuan Synthetic Rubbers and Guangxi Keyuan, our operations include (i) a production facility with an annual petrochemical production capacity of 720,000 metric tons (MT) of a variety of petrochemical products, (ii) a Styrene-Butadience-Styrene (the “SBS”) production facility with a designed annual production capacity of 70,000 MT, (iii) facilities for the storage and loading of raw materials and finished goods and (iv) manufacturing technologies that can support our manufacturing process with relatively low raw material costs and high utilization and yields, all of which are led by a management team consisting of petrochemical experts with proven track records from some of China’s largest state-owned enterprises in the petrochemical industry.

In January 2012, we signed a cooperation agreement with Fangchenggang City to build a new petrochemicals production facility for the Guangxi Project. According to the cooperation agreement, the government of Fangchenggang City is responsible for providing the land use rights for the facility. This new production facility, as a part of our expansion plan, will improve our competitive position by extending and expanding our supply chain and manufacturing base. Once the facility is fully operational, it is expected to have an annual production capacity of 400,000 metric tons of ABS. In August 2013, we commenced engineering and facility construction. We are currently in the process of land leveling which is expected to be completed by the end of August 2014. According to the current schedule, construction of facilities and installation of pipe lines will be complete by the end of 2014. However, our schedule is subject to further adjustment pending the status of financing. The total investment amount to construct this new production facility is approximately USD $300 million. We plan to fund the construction and operation of the new production facility through outside financing. If such financing is not available on terms acceptable to us, construction of this facility will be delayed until appropriate financing is available.

Our organization chart is as follows:

Chunfeng Tao
Peijun Chen
Muxia Duan
Brian Pak-Lun Mok
Xin Yue
100%
100%
100%
2/3
1/3
Apex Smart Limited
Chance Brilliant Holdings Limited
Harvest Point Limited
Strategic Synergy Limited
68.864%
20.57 %
3.33%
7.00%
Delight Reward Limited
82.6%
Keyuan Petrochemicals, INC
100%
Sinotech Group Limited
100%
Keyuan Group Limited (Hong Kong)
Outside China
Inside China
100%
100%
75%
Ningbo Keyuan Petrochemical
Ningbo Keyuan Plastics
25%
Guangxi Keyuan New Materials
100%
Ningbo Keyuan Synthetic Rubbers

Our Facility and Equipment

Facility

As of June 30, 2014, we have invested a total of approximately $97.1 million in the newly added construction and improvement of our production facility. Our current production facility encompasses approximately 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired the land use right of an additional 1.2 million square feet of land in August 2010 for our expansion.

We have a total of 100,000 MT of storage capacity, consisting of 50,000MT of storage capacity for raw materials and 50,000 MT for finished products. As a part of our expansion plan, we intend to add 50,000 MT of new storage capacity in 2014, after which our total storage capacity will be 150,000 MT. We completed construction of two new tanks with approximately 34,000 MT of storage capacity in June 2013 and the installation of pilings and pumps was completed in late October 2013. At the date of this Report, we have submitted the report and the related documents to the local environmental department for inspection and approval. Once we obtain the approval from the local environmental department, the two storage tanks will become operational. We expect that the operation will commence at the end of August 2014, if there are no adjustments required by the local environmental department. For the rest of approximately 16,000 MT of new storage capacity, we are planning to start the construction in October 2014 and expect to complete the work at the end of September 2015.

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

In order to improve our operational results and financial situation, we are adjusting our product portfolio to include Styrene-Ethylene-Butylene-Styrene (“SEBS”) which we believe will yield a higher gross margin than some of our current products. SEBS is a product similar to SBS but with more durable product features, and can be produced by our current SBS facility. In order to achieve a stable production value, we have started trial production of monthly approximately 200 -300 MT per month since March 2013. The lab analysis shows the trial production of SEBS has achieved a stable condition since April, 2014, However, The SBS/SEBS price has decreased significantly due to stagnant market conditions. In response, we decided to produce only per customers’ order, which is currently approximately 300MT per month. We will increase the production volume accordingly when the market recovers.

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

Our SBS facility achieved a 41% utilization rate in 2012, the first full year of production, and generated approximately $71 million in sales and $5.9 million in profits. We achieved, in accordance with our annual plan of 63,000 MT of SBS, a 63% utilization rate in 2013; and generated approximately $78 million in sales and $5.6 million in profits. Although we planned to produce 63,000 MT of SBS for the fiscal year 2014, the production in the six months ended June 30, 2014 was 7,639 MT and resulted in revenue of $10.4 million and a loss of $2.5 million. The loss was mainly due to the sales price of SBS products decreased from the $1,915 per MT in December 2013 to $1,863 per MT in June 2014. As a result, we decided to reduce the production of SBS until the market improves.

The following chart depicts our production for the six months ended June 30, 2014:

Breakdown of the total capability of 348,347 (MT) for main products for the six months ended June 30, 2014

Other than the utilization rate for SBS facility discussed above, the utilization rates for our other facilities are as follows:

●	styrene production: 92%;
●	propylene: 80%;
●	LPG: 80%;
●	BTX Aromatic: 95%; and
●	MTBE & others: 90%

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

d)	a transformer oil facility using hydrogen from the ethylene-styrene facility to complete a double hydrogenation process on original products (BTX Aromatic) for refining transformer oil and producing high value transformer oil with a design capability of 100,000 MT per year. We have completed the facility construction and are currently in the stage of preparing a report to the local environmental department for their inspection and approval; and

e)	an SSBR production facility with a designed capacity of 150,000 MT per year, using synthetic rubber, styrene and butadiene to produce SSBR by applying our process technology. SSBR can be used as raw material for tires, instead of imported hexakis (methoxymethy) melamine (“HMMM”).

We acquired the approval for our catalytic oil processing facility and transformer oil plant from Ningbo local government in February 2013. The foundation piling work was completed in July 2013. As of the date of this Report, we have completed the construction of the main body of the facility and infrastructure. We are currently in the stage of preparing a report to be submitted to the local environmental department for inspection and approval. As of June 30, 2014, the capital invested in the catalytic oil processing facility was $21.9 million.

The total estimated cost of our expansion plan is approximately $491.8 million, including $300 million for the Guangxi Project, $19.8 million for the catalytic cracking processing equipment, $30 million for the transformer oil facility and $99.5 million for the SSBR production facility, $40 million for the increased annual design capacity of ethylene- styrene, and $2.5 million for additional storage capacity. Upon full completion of our expansion, our total production capacity will reach 1,723,000 MT per year including, but not limited to, our current petrochemical production of 720,000 MT, styrene of 200,000 MT, catalytic cracking oil of 200,000 MT, ABS of 400,000 MT, SSBR of 150,000 MT and transformer oil of 100,000 MT. The following chart depicts the breakdown of our planned production capacity of 1,723,000 MT.

Capacity Breakdown after expansion projects (a total of 1,723,000 MT)

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

Manufacturing and Sales

Our total production of finished products was 160,645 MT for the three months ended June 30, 2014, and we generated $184 million in revenue based on the sale of 170,979 MT of petrochemical products.

Our total production of finished products was 348,347 MT for the six months end June 30, 2014, and we generated $386 million in revenue based on the sales of 356,517 MT of petrochemical products.

Results of Operations

The following table sets forth information from our statements of comprehensive income for the three and six months ended June 30, 2014 and 2013.

Comparison of the three and six months ended in June 30, 2013 and 2012 (in thousands)

	For the three months		Year to Year Comparison		For the six months		Year to Year Comparison
	Ended June 30,		Increase	Percentage	Ended June 30,		Increase	Percentage
	2014	2013	/(Decrease)	change	2014	2013	/(Decrease)	change

sales	$184,536	$94,257	$90,279	96%	$386,430	$303,811	$82,619	27%
Cost of sales	174,845	91,628	83,217	91%	369,596	292,360	77,236	26%

Gross profit	9,691	2,629	7,062	269%	16,834	11,451	5,383	47%

Operating expenses
Selling expenses	307	236	71	30%	625	403	222	55%
General and administrative expenses	3,266	2,621	645	25%	6,748	5,591	1,157	21%
Total operating expenses	3,573	2,857	716	25%	7,373	5,994	1,379	23%

Income (Loss) from operations	6,118	(228)	6,346	2,783%	9,461	5,457	4,004	73%

Other income (expenses):
Interest income:	3,089	3,151	(62)	(2)%	5,880	3,902	1,978	51%
Interest expense, net	(6,620)	(7,045)	425	(6)%	(11,588)	(10,441)	(1,147)	11%
Foreign exchange gain (loss), net	(1,694)	4,652	(6,346)	(136)%	(4,139)	6,205	(10,344)	(167)%
Non-operating income (expenses)	(1,402)	(715)	(687)	96%	(2,862)	(1,095)	(1,767)	161%
Total other (expenses) Income	(6,627)	43	(6,670)	(15,512)%	(12,709)	(1,429)	(11,280)	(789)%

Income(loss) before income taxes	(509)	(185)	(324)	175%	(3,248)	4,028	(7,276)	(181)%
Income tax expense	511	312	199	64%	511	1,607	(1,096)	(68)%
(Loss) Net Income	(1,020)	(497)	(523)	105%	(3,759)	2,421	(6,180)	(255)%
Other comprehensive income
Foreign currency translation adjustment	381	1,101	(720)	(65)%	(459)	1,623	(2,082)	(128)%
Comprehensive income (loss)	$(639)	$604	$(1,243)	(206)%	$(4,218)	$4,053	$(8,271)	(204)%

Sales: Our sales for the three months ended June 30, 2014 were approximately $185 million, compared to $94 million for the three months ended June 30, 2013, an increase of $90 million, or 96%. The increase was mainly due to the increase in sales and production volume in the second quarter of 2014, compared with the 40 days of production interruptions in the second quarter of 2014, which resulted in 98,000 metric tons of lost production. During the three months ended June 30, 2014, we sold 170,979 metric tons of petrochemical products at an average price of $1,079 per metric ton, compared to85,999 metric tons of petrochemical products at an average price of $1,096 per metric ton in the three months ended June 30, 2013. The average sales price per MT in the second quarter of 2014 dropped 1.5% compared with the same period of 2013, mainly due to the stagnant condition of the overall SBS market.

Sales for the six months ended June 30, 2014 were approximately $386 million, compared to $304 million for the six months ended June 30, 2013, an increase of $82 million, or 27%. The increase in our sales was due to the increase in sales and production volume in the second quarter of 2014, compared with the 40 days of production interruptions in the second quarter of 2013. Compared with the average sales price for the six months ended June,30,2013, the average sales price in the same period of 2014 decreased 3.5% from $1,123 to $1,084 per MT. The decrease was mainly due to the decrease in the price of SBS products of 18% from $2,173 per MT to $ 1,782 per MT.

Cost of Sales: Our cost of sales was approximately $175 million for the three months ended June 30, 2014, or 95% of sales, as compared to approximately $92 million, or 97 % of sales for the three months ended June 30, 2013. Our cost of sales are primarily composed of the costs of direct raw materials (mainly heavy oil, benzene, butadiene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The decrease in the percentage of cost of sales was mainly due to the average unit cost of raw material dropped from $1,065 for three months ended June 30 2013 to $ 1,021 for the comparable period of 2014.

The Company commenced trading of heavy oil in April 2013, whereby the Company functions as an agent on behalf of a Hong-Kong based customer. For the three months ended June 30, 2014 and 2013, the trading of heavy oil consists of purchases of approximately $70.1 million and $130.0 million, respectively, and sales of approximately $69.8 million and $129.4 million, respectively, resulting in a loss of $0.3 million and $0.6 million, respectively, that has been included in cost of sales.

Our cost of sales was approximately $370 million for the six months ended June 30, 2014, or 95.64% of sales, as compared to approximately $292 million, or 96.44% of sales for the six months ended June 30, 2013. In the six months ended June 30, 2013, our average cost of finished product was $1,034 per metric ton, as compared to $ 1,080 per metric ton in the six months ended June 30, 2013, a decrease of 4.3%.

For the six months ended June 30, 2014, the trading of heavy oil consists of purchases of approximately $170.1 million, and sales of approximately $169.0 million, resulting in a loss of $1.1 million, that has been included in cost of sales in the condensed consolidated statement of comprehensive income.

Energy required for production of our products consists of water, electricity and steam, the costs of which are attributed to cost of sales rather than operating expense. The supply prices of these energy sources in China have historically been very stable as a result of PRC government policy. Accordingly, the potential impact of changing energy costs to our production is minimal. Following are the costs for water, electricity and stream for the six months ended June 30, 2014 and 2013 (amounts in thousands):

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Water	667	685
Electricity	5,015	5,763
Steam	1,606

Total energy cost was approximately $7,288 for the six months ended June 30, 2014, which constitutes approximately 1.9 % of sales. Total energy cost was approximately $6,448 for the three months ended June 30, 2013, which constitutes approximately 2.1% of sales.

Gross Profit: Gross profit for the three months ended June 30, 2014 was approximately $9.7 million as compared to $2.6 million for the comparable period in 2013, an increase of approximately $7.1 million or 269%. The increase was mainly due to the increased sales and production volume during the period compared with the production suspension in the comparable period in 2013.

Gross profit for the six months ended June 30, 2014 was approximately $17 million as compared to $11 million for the comparable period in 2013. Our gross margin increased from 3.6 % for the six months ended June 30, 2013 to 4.4 % for the six months ended June 30, 2014. The main reason for the increase in the gross margin is mainly due to the increased production and lower unit costs.

Operating Expenses: Operating expenses, including selling expenses, and general and administrative expenses, were approximately $3.6 million, or 1.9% of sales for the three months ended June 30, 2014, as compared to $2.9 million, or 3% of sales for the comparable period in 2013, an increase of approximately $0.7 million or 25%. The increase was mainly due to due to increases in loan guarantee fees of $0.1million and increased R&D expenses of $0.4 million related to Ningbo Keyuan Synthetic Rubbers’ application as a national high-tech enterprise.

Operating expenses, including selling expenses and general and administrative expenses, were approximately $7.4 million, or 1.9 % of sales for the six months ended June 30, 2014, as compared to $6 million, or 2% of sales for the comparable period in 2013, an increase of approximately $1.4 million. The increase in the expenses was due to general increases in R&D expense, welfare fees and taxes.

Interest Income/Expense (net): For the three months ended June 30, 2014, interest income and interest expense were approximately $3.1 million and $6.6 million, respectively; as compared to interest income and interest expense of approximately $3.1 million and $7.0 million, respectively, for the comparable period in 2013. The increase in interest income / expense was mainly due to higher borrowings and deposits in the period.

For the six months ended June 30, 2013, interest income and interest expense were approximately $5.9 million and $11.6 million, respectively, as compared to interest income and interest expense of approximately $3.9 million and $10.4 million, respectively, for the comparable period in 2013. The increase in interest income / expense was mainly due to higher borrowings and deposits.

Net loss: Net Loss was approximately $1 million for the three months ended June 30, 2014, as compared to net loss of approximately $0.5 million in the same period in 2013, an increase of $0.5 million, or 105%. This increase in loss was mainly due to the foreign exchange loss of $1.7 million from the depreciation of RMB, compared to an exchange gain of $4.7 million in the same period of 2013.

Net loss was approximately $3.8 million for the six months ended June 30, 2014, as compared to net income of approximately $2.4 million in the same period in 2013, a decrease of $ 6.2 million, or 255%. This decrease was mainly due to the foreign exchange loss of $4.1 million, compared to a foreign exchange gain of $6.2 million in the same period of 2013. The exchange rate for USD to RMB appreciated from 6.31 to 1 on January 1, 2013, to 6.17 to 1 on June 30, 2013, however, the exchange rate for USD to RMB depreciated from 6.11 to 1 on January 1, 2014, to 6.16 to 1 on June 30, 2014.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income and amounted to $0.4 million for the three months ended June 30, 2014. The balance sheet amounts at June 30, 2014 and 2013, with the exception of equity, were translated at RMB 6.1538 and RMB 6.1728 to 1.00 U.S. dollar respectively. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the three months ended June 30, 2014 and 2013 were RMB 6.1633 and RMB 6.2023, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	15,027	(86,791)
Net cash used in investing activities	(25,176)	(28,318)
Net cash provided by financing activities	6,721	94,266

Net cash provided by operating activities was approximately $15 million for the six months ended June 30, 2014, as compared approximately $86.8 million used in operations for the same period in 2013. The primary reason for the increase is the consumption tax refund which was received in a more timely manner in 2014 compared to 2013

Net cash used in investing activities was approximately $25.7 million and $28.3 million for the six months ended June 30, 2014 and 2013, respectively. The net cash used in investing activities is primarily due to our increasing investments in the construction of our infrastructures and facilities in accordance with our expansion plan.

Net cash provided by financing activities amounted to approximately $6.7 million for the six months ended June 30, 2014, compared with approximately $94.3 million for the same period in 2013, as more funds were available from operations in 2014 resulting in reduced need for short term borrowings.

The Company commenced trading of heavy oil in April 2013, whereby the Company functions as an agent on behalf of a Hong-Kong based customer. For the six months ended June 30, 2014, the trading of heavy oil consists of purchases of approximately $170.1 million, and sales of approximately $169.0 million, resulting in a loss of $1.1 million, that has been included in cost of sales in the condensed consolidated statement of comprehensive income.

Consumption Tax Refund

At June 30, 2014 and December 31, 2013, the Group recorded an estimated consumption tax recoverable amounting to approximately $16.2 million and $46.1 million, respectively.In July 2014, a refund of approximately $7 million was received. In addition, management expects approximately $3.1 million of consumption tax to be refunded in September 2014, and that approximately $6 million will be deductible against future consumption tax obligations.

Bank Loans

We have entered into loan agreements with our primary lenders, Bank of China, China Construction Bank, Agricultural Bank of China, etc. under which we have term loans. As of August14, 2014, we had an aggregate principal amount of approximately $583 million in bank loans outstanding under the loan agreements, with maturity dates from July 2014 to June 2015 and interest rates from 1.1% to 7.2% per annum.

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

As of June 30, 2014, 32% of our bank loans (approximately USD $191 million) were guaranteed by our related parties. Usually, a guaranty agreement is executed among a third party, a lender and us pursuant to a credit line approved by the lender. Though different lenders use different forms for loan guaranty agreements, loan guaranty agreements usually contain substantially similar terms. According to a loan guaranty agreement, the guarantor is jointly liable for all our debts to the lender under the corresponding loan agreements and the lender can bring legal action against the guarantor for damages in the event there is a default or breach of any loan agreement under the credit line. The guaranty is independent of any loan agreement under the credit line and irrevocable. In addition, if the credit line is extended or renewed, a written consent from the guarantor is required. Otherwise, the guarantor is only liable for loans under loan agreements that were executed during the original term of the credit line. Beginning in January 2011, certain individual loan guarantors, some of whom are related parties, were paid a monthly fee of approximately 0.3% of the outstanding loan balances as compensation for their guarantees. Through December 31, 2010, no compensation was paid in respect of these guarantees. During the three and six months ended June 30, 2014 and 2013, expenses related to loan guarantee fees of approximately $0.7 million and $0.6 million, and $1.3 million and $1.1 million, respectively. As of June 30, 2014, there was $1.9 million of accrued and unpaid guarantee fees. Historically, all debts have been repaid by the Company in a timely manner. All short-term bank loans are revolving loans whose terms (at the due date of payment) are generally extended by the lender. As of June 30, 2014, we were in compliance with the terms of our loan agreements. As such, management expects most unpaid loan balances will be extended at their due dates. Depending on our capital needs, the Company evaluates whether to apply for additional long-term bank loans. The Company currently has sufficient lines of credit with its banks for both short-term and long-term borrowings.

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

Related party transactions and amounts outstanding with the related parties as of and for the three and six months ended June 30, 2014 and 2013, are summarized as follows:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Purchase of transportation services (a)	$783	$413	$1,906	$1,041
Loan guarantee fee (b)	$-	$19	$-	$42

	June 30, 2013	December 31, 2013
	($’000)	($’000)
	(Unaudited)
Amounts due to related parties (c)	$381	$369
Advance payments to these parties (d)	$41	$55

(a)	The Group purchased transportation services of approximately $0.7 million and $0.4 million from Ningbo Xinhe during each of the three months ended June 30, 2014 and 2013, respectively. The Group purchased transportation services of $1.9 million and $1.0 million from Ningbo Xinhe during the six months ended June 30, 2014 and 2013, respectively.

(b)	Guarantees for Bank Loans

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. During the three months ended June 30, 2014 and 2013, loan guarantee fees were approximately nil and $0.02 million for Ningbo Pacific, respectively. During the six months ended June 30, 2014 and 2013, loan guarantee fees were nil and $0.04 million for Ningbo Pacific, respectively.

(c)      Amounts due to related parties consist of the following.

	June 30, 2014	December 31, 2013
	($’000)	($’000)
	(Unaudited)
Ningbo Xinhe (Transportation expenses)	$381	$369

(d)	Advance payments to these parties consist of the following.

	June 30, 2014	December 31, 2013
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Ningbo Xinhe	$-	$12
Mr. Tao	41	43
Total	$41	$55

Relationships and transactions with certain other parties

The Group has following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd (Ningbo Litong)	Former 12.75% nominee shareholder of Ningbo Keyuan
Ningbo Anqi Petrochemical Co., Ltd (Ningbo Anqi)	A related party through September 2011 when control transferred
Ningbo Lide Investment Co., Ltd. (Ningbo Lide)	A related party through September 2011 when control transferred
Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	A related party through September 2011 when control transferred

Transactions and amounts outstanding with these parties for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales of products (e)	$7,048	$8,809	$12,413	$50,129
Purchase of raw materials (f)	$25,255	$7,987	$35,996	$34,703
Guarantee for bank borrowings (g)	$108,253	$94,405	$108,253	$94,405
Loan guarantee fees (g)	$688	$575	$1,322	$1,092

	June 30, 2013	December 31, 2013
	($’000)	($’000)
	(Unaudited)
Advance received from these parties (h)	$72	$-
Advance payments to these parties (i)	$11,730	$11,043
Account receivables from these parties (j)	$5,090	$218

(e)	The Group sold finished products of approximately $6.9 million and $1.8 million to Ningbo Litong during the three months ended June 30, 2014 and 2013, respectively. The Group sold finished products of approximately 0.2 million and nil to Ningbo Lide during the three months ended June 30, 2014 and 2013, respectively. The Group sold finished products of nil and approximately $7 million to Ningbo Kunde during the three months ended June 30, 2014 and 2013, respectively. The Group sold finished products of approximately $12.2 million and $12.1 million to Ningbo Litong, during the six months ended June 30, 2014 and 2013, respectively. The Group sold finished products of approximately 0.2 million and nil to Ningbo Lide during the six months ended June 30, 2014 and 2013, respectively. The Group sold finished products of nil and approximately $38 million to Kunde during the six months ended June 30, 2014 and 2013, respectively.

(f)	During the three months ended June 30, 2014, the Group purchased raw materials of approximately $16.9 million and $8.3 million from Litong and Lide, respectively. During the three months ended June 30, 2013, the Group purchased raw materials of nil and approximately $8.0 million from Kunde and Lide, respectively. During the six months ended June 30, 2014, the Group purchased raw materials of approximately $27.2 million and $8.8 million from Litong and Lide, respectively. During the six months ended June 30, 2013, the Group purchased raw materials of approximately $2.7 million and $32.0 million from Kunde and Lide, respectively.

(g)	Guarantees for Bank Loans

	Guarantee provided during the three months ended June 30,		Guarantee provided during the six months ended June 30,
	2014	2013	2014	2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ningbo Litong	$75,677	$62,056	$75,677	$62,056
Ningbo Lide	32,576	32,056	32,576	32,056
Total	$108,253	$94,112	$108,253	$94,112

	Bank loans Guaranteed as of
	June 30, 2014	December 31, 2013
	($’000)	($’000)
	(Unaudited)
Ningbo Litong	$142,970	$109,618
Ningbo Lide	151,166	75,405
Total	$294,136	$185,023

Beginning in January 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. In the three months ended June 30, 2014, loan guarantee fees were $0.25 million and $0.43 million to Ningbo Litong and Ningbo Lide, respectively. In the six months ended June 30, 2014, loan guarantee fees were $0.5 million and $0.83 million for Ningbo Litong and Ningbo Lide, respectively.

(h)	At June 30, 2014, advance received from these parties consist of amounts due from Litong and Lide of $0.05 million and $0.02 million, respectively.

(i)	At June 30, 2014, advance payments to these parties consist of payments to Litong and Lide of $7.9 million and $3.8 million, respectively.

(j)	At June 30, 2014, accounts receivable from these parties consist of amounts receivable from Litong of $5.1 million.

Going concern and management’s plans

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported a net loss and cash flows provided by operations of approximately $3.8 million and $15 million, respectively, for the six months ended June 30, 2014 and net income and cash flows used in operations of approximately $4.1 million and $53.1 million, respectively, for the year ended December 31, 2013. At June 30, 2014 and December 31, 2013, the Company had a working capital deficit of approximately $236 million and $210 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Report of the Independent Registered Public Accounting Firm on our consolidated financial statements as of and for the year ended December 31, 2013 includes a going concern explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to finance its operations primarily through short-term bank borrowings. Short-term bank borrowings and bills payable amounted to approximately $843 million at June 30, 2014. Management expects that short-term bank financing will continue to be available through at least June 30, 2015.

The Company continues to benefit from favorable PRC tax policies related to consumption tax (Note 4) of which approximately $16.2 million was refundable at June 30, 2014. Approximately $7 million was refunded in July 2014 and management expects approximately $3.1 million of consumption tax to be refunded in September 2014, and that approximately $6 million will be deductible against future consumption tax obligations. In addition, management expects that VAT of $30 million is expected to be refunded in late 2014.

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

On February 13, 2014, the Brown Law Firm filed a derivative action suit on behalf of the Company, alleging certain and former current officers and directors of the Company had violated their fiduciary duties between at least April 22, 2010 to October 20, 2011. All proceedings and discovery in the derivative action is currently stayed by the United States District Court for the Southern District of New York until September 19, 2014, on which date the Court will hold a conference. Management intends to contest the case vigorously or alternatively to settle the matter in an appropriate manner.

On April 8, 2014, YiNuo Co.ltd filed a law suit in Ningbo Beilun District People’s Court against Ningbo Keyuan Synthetic Rubbers Co., Ltd in a dispute related to product quality, and allegd a claim for damages of RMB 10 million. The hearing is scheduled to be held on August 18, 2014. We have filed a counter claim and plan to contest the suit vigorously.

On May 7, 2014, Eastwell International Co.Ltd filed a law suit in Nanjin Intermediate People’s Court against Ningbo Keyuan Synthetic Rubbers Co., Ltd for a breach of contract and disputing product quality and alleged a claim for damages of RMB 21.05 million. We filed a counter claim and plan to contest the suit vigorously. The first hearing at the Court was held on June 18, 2014 and the second hearing was held on July 4, 2014. In the second hearing, Eastwell International Co.Ltd proposed to reduce the claim amount to RMB 14.05 million. We declined the proposal and asked for the third hearing to be held. The date of third hearing has been set to August 19, 2014.

Other than as set forth herein, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us.

Item 1A.         Risk Factors

Not applicable to smaller reporting companies.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not Applicable.

(b) Not Applicable.

(c) Not Applicable

ITEM 3.          Defaults upon Senior Securities

(a) Not Applicable.

(b) Not Applicable.

ITEM 4.          Mine Safety Disclosures

Not applicable.

ITEM 5.          OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6. EXHIBITS

(a) The following exhibits are filed as part of this report.

2.1	Share Exchange Agreement dated April 22, 2010 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on April 28, 2010)
2.2	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on May 19, 2010)
3.1	Amended Articles of Incorporation of Keyuan Petrochemicals, Inc. (f/k/a Silver Pearls, Inc.), filed with the Secretary of State of Nevada (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-1 filed on December 29, 2010).
3.2	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2010)
3.3	Amended Bylaws of Keyuan Petrochemicals, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 7, 2010)
4.1	Certificate of Designation of Rights and Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on April 28, 2010)
4.2	Certificate of Designation of Rights and Preferences of Series M Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 28, 2010)
4.3	Certificate of Designation of Rights and Preference of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 30, 2010)
4.4	Amendment to Certificate of Designations, Rights and Preference of Series B Preferred Stock (Incorporated by reference to Exhibit 99.1 of the Registration’s Form 8-K filed on September 25, 2013)
4.5	Amendment to Series C Warrant and Series D Warrant (Incorporated by reference to Exhibit 99.2 of the Registration’s Form 8-K filed on September 25, 2013)
10.1 *	Translation copy of Imports mortgage application by and between Ningbo Keyuan Plastics Co., Ltd and Merchants Bank., Beilun Branch dated June 18, 2014
10.2 *	Translation copy of Current assets loan Contract by and between Ningbo Keyuan Plastics Co., Ltd and Agricultural Bank of China Inc., Beilun Branch dated June 13, 2014
31.1 *	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2014	Keyuan Petrochemicals, Inc.

	By:	/s/ Chunfeng Tao
Chunfeng Tao
Chief Executive Officer & President

	By:	/s/ Zhen Bao Jun
Zhen Bao Jun Chief Financial Officer Vice President of Accounting

