Form 10-Q
period 2014-09-30
Keyuan Petrochemicals, Inc.
filed 2014-12-04
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of December 3, 2014, the Registrant has 57,335,736 shares of common stock outstanding and 5,333,340 shares of Series B Preferred Stock outstanding.

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

PART I – FINANCIAL INFORMATION

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	Note	September 30, 2014	December 31, 2013
		(Unaudited)
ASSETS
Current assets:
Cash		$2,129	$12,309
Pledged bank deposits		449,555	336,363
Bills receivable		81	25
Accounts receivable		366	7,517
Inventories	3	78,282	69,914
Prepayments to suppliers		27,391	33,842
Consumption tax recoverable	4	9,521	46,072
Amounts due from related parties	14	44	43
Other current assets	5	78,303	65,189
Deferred income tax assets	8	3,960	2,641
Total current assets		649,632	573,915

Property, plant and equipment, net		326,923	285,506
Intangible assets, net		869	986
Land use rights		10,236	10,663
Long-term prepayment		10,049	3,012

Total assets		$997,709	$874,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank borrowings	6	$601,091	$424,436
Bills payable		235,929	261,524
Accounts payable		28,244	59,043
Amounts due to related parties	14	21	-
Advances from customers		16,492	10,820
Accrued expenses and other payables		32,764	23,767
Income tax payable	8	562	1,849
Dividends payable		2,382	2,382
Total liabilities, all current		917,485	783,821

Series B convertible preferred stock:
Par value: $0.001; Authorized: 8,000,000 shares issued and outstanding: 5,333,340 shares, liquidation preference $20,250		16,868	16,868
Commitments and contingencies	7	-	-

Stockholders’ equity:
Common stock:
Par value: $0.001; Authorized: 100,000,000 shares Issued 57,646,160; outstanding: 57,335,736 and 57,520,012 shares, as at September 30, 2014 and December 31, 2013, respectively		58	58
Additional paid-in capital		51,555	51,555
Statutory reserve		5,749	5,749
Accumulated other comprehensive income		9,793	10,245
Retained earnings		(3,489)	5,929
Treasury stock, at cost, 310,424 and 126,148 shares at September 30, 2014 and December 31, 2013, respectively		(310)	(143)
Total stockholders’ equity		63,356	73,393

Total liabilities and stockholders’ equity		$997,709	$874,082

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$135,678	$150,286	$522,108	$453,775
Cost of sales	132,000	140,030	501,596	432,389
Gross profit	3,678	10,256	20,512	21,386

Selling expenses	405	466	1,031	869
General and administration expenses	3,121	3,397	9,868	8,988
Total operating expenses	3,526	3,863	10,899	9,857

Income from operations	152	6,393	9,613	11,529

Other income (expense):
Interest income	3,344	2,461	9,225	6,363
Interest expense	(7,791)	(4,481)	(19,378)	(14,601)
Foreign exchange (loss) gain, net	(396)	1,044	(4,534)	7,249
Other expense, net	(1,554)	(1,342)	(4,420)	(2,437)
Total other expense	(6,397)	(2,318)	(19,107)	(3,426)

(Loss) income before income taxes	(6,245)	4,075	(9,494)	8,103
Income tax (benefit) expense	(586)	1,284	(76)	2,891
Net (loss) income attributable to Keyuan Petrochemicals Inc. stockholders	(5,659)	2,791	(9,418)	5,212
Dividends to Series B convertible preferred stockholders	-	548	-	548

Net (loss) income attributable to Keyuan Petrochemicals Inc. common stockholders	$(5,659)	$2,243	$(9,418)	$4,664

Net (loss) income attributable to Keyuan Petrochemicals Inc. stockholders	$(5,659)	$2,791	$(9,418)	$5,212

Other comprehensive income:
Foreign currency translation adjustment	8	538	(451)	2,170
Comprehensive (loss) income	$(5,651)	$3,329	$(9,869)	$7,382

(Loss) earnings per share:
Attributable to common stock:
-Basic	$(0.10)	$0.05	$(0.16)	$0.09
-Diluted	$(0.10)	$0.04	$(0.16)	$0.08

Weighted average number of shares of common stock used in calculation:
-Basic	57,367,715	57,646,160	57,381,027	57,646,160
-Diluted	57,367,715	62,979,500	57,381,027	62,579,500

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands, except share data)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(9,418)	$5,212
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	10,265	8,865
Amortization	111	85
Land use rights amortization	349	344
Deferred income tax (benefit) expense	(1,339)	726
Share-based compensation expense	-	871
Changes in operating assets and liabilities:
Bills receivable	(57)	(5,191)
Accounts receivable	7,144	1,735
Inventories	(8,895)	(14,496)
Prepayments to suppliers	(857)	(27,494)
Consumption tax refund receivable	36,261	21,397
Other current assets	(13,301)	(1,892)
Accounts payable	(30,060)	(48,482)
Accounts payable – related parties	(332)	(1,537)
Advances from (to) customers	5,722	8,424
Income taxes payable	(1,275)	(1,356)
Accrued expenses and other payables	3,511	(4,202)
Net cash used in operating activities	(2,171)	(56,991)

Cash flows from investing activities:
Purchase of property, plant and equipment	(48,337)	(44,765)
Net cash used in investing activities	(48,337)	(44,765)

Cash flow from financing activities:
Pledged bank deposits used for bank borrowings	(115,814)	(144,593)
Proceeds from short-term bank borrowings	1,044,794	860,430
Repayment of short-term bank borrowings	(864,785)	(780,146)
Proceeds from bank notes	502,882	340,186
Repayments of bank notes	(526,592)	(173,839)
Repurchase of treasury stock	(168)	-
Net cash provided by financing activities	40,317	102,038

Effect of foreign currency exchange rate changes on cash	11	(46)

Net decrease in cash	(10,180)	236

Cash at beginning of period	12,309	23,378
Cash at end of period	$2,129	$23,614

Supplemental disclosure of cash flow information:
Income tax paid	$2,596	$3,521
Interest paid, net of capitalized interest	$15,166	$15,497
Non cash investing and financing activities:
Payable for purchase of property, plant and equipment (net of VAT)	$5,302	$8,938

See accompanying notes to the consolidated financial statements.

1	ORGANIZATION AND NATURE OF BUSINESS, RECENT EVENTS, AND GOING CONCERN AND MANAGEMENT’S PLANS

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

(b) Other Events

On July 2, 2013, the United District Court for the District of Columbia issued a final judgment approving a settlement reached between the Company and the Securities and Exchange Commission (“SEC”). The settlement was reached on February 28, 2013 in a case filed by the SEC in the United States District Court for the District of Columbia against the Company, alleging it violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 12b-20 and 13a-13 thereunder. Under the terms of the settlement, the Company, without admitting or denying the allegation of the complaint, paid a civil penalty of $1million and was permanently enjoined from violating certain securities law.

(c) Going concern and management’s plans

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported a net loss and cash flows used in operations of approximately $9.4 million and $2.2 million, respectively, for the nine months ended September 30, 2014 and net income and cash flows used in operations of approximately $4.1 million and $53.1 million, respectively, for the year ended December 31, 2013. At September 30, 2014 and December 31, 2013, the Company had a working capital deficit of approximately $268 million and $210 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company continues to finance its operations primarily through short-term bank borrowings. Short-term bank borrowings and bills payable amounted to approximately $837 million at September 30, 2014. Management expects that short-term bank financing will continue to be available through at least September 30, 2015.

The Company continues to benefit from favorable PRC tax policies related to consumption tax (Note 4) of which approximately $9.5 million was refundable at September 30, 2014. Approximately $4.5 million was refunded in October and November 2014, and management expects that approximately $5 million will be deductible against future consumption tax obligations. In addition, management expects VAT of $30 million to be refunded in late 2014.

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

3	INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2014	2013
	($’000)	($’000)
	(Unaudited)
Raw materials	$45,648	$37,747
Finished goods	30,748	30,823
Work-in-process	1,886	1,344

Total	$78,282	$69,914

4	CONSUMPTION TAX REFUND RECEIVABLE

The PRC government enacted regulations pursuant to which domestically purchased heavy oil to be used for producing ethylene and aromatics products was exempted from consumption tax. In addition, the consumption tax paid for imported heavy oil is to be refunded if it is used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for producing ethylene and aromatics products, the Group recognizes a consumption tax recoverable when a consumption tax for heavy oils has been paid and the relevant heavy oils have been used for production of ethylene and aromatics products. At September 30, 2014 and December 31, 2013, the Group recorded an estimated consumption tax recoverable amounting to approximately $9.5 million and $46.1 million, respectively.

In October and November 2014, a refund of approximately $4.5 million was received. In addition, management expects that approximately $5 million will be deductible against future consumption tax obligations.

5	OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30,	December 31,
	2014	2013
	($’000)	($’000)
	(Unaudited)
VAT recoverable	$65,574	$56,667
Customs deposits for imported inventories	6,395	3,680
Other	6,334	4,842

	$78,303	$65,189

Management estimates the deductible input VAT using vendor contracts, engineering and other estimates, as well as historical experience. Approximately $2.4 million was included in non-current assets as of September 30, 2014 and December 31, 2013, respectively. Management expects that VAT of $30 million will be refunded in late 2014.

Customs deposits for imported inventories represent amounts paid to the local customs office in connection with the import of raw materials inventories. Upon approval by the customs authorities, these amounts become refundable by the local tax authority and are reclassified as consumption tax refund receivable (Note 4).

6	SHORT-TERM BANK BORROWINGS

As of September 30, 2014, short−term bank borrowings outstanding carried a weighted average interest rate of 6.18% (2013: 6.25%) for bank loans in RMB; and a weighted average interest rate of 3.62% (2013: 2.52%) for bank loans in USD, and had maturity terms ranging from two to twelve months and interest rates ranging from 1.96% to 6.72% (2013: 1.0% to 7.2%).

Short-term bank borrowings consist of the following:

	September 30,		December 31,
	2014		2013
	SHORT-TERM BANK BORROWINGS	PLEDGED BANK DEPOSITS	SHORT-TERM BANK BORROWINGS	PLEDGED BANK DEPOSITS
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)		(Unaudited)
China Construction Bank	$156,848	$101,865	$102,995	$43,000
Shanghai Pudong Development Bank	46,180	28,845	32,529	9,000
Agricultural Bank of China	42,890	24,098	32,770	20,000
Pingan Bank	35,061	35,694	21,635	23,000
Bank of Ningbo	29,974	18,029	30,052	1,000
Bank of Communication	31,149	13,658	24,416	3,000
Bank of China	178,704	106,367	137,309	78,000
China Merchant Bank	38,955	18,411	33,249	23,000
Ningbo Commerce Bank	16,151	16,689	4,990	5,000
Bank of Hangzhou	4,758	23	-	-
China Minsheng Bank	13,422	11,223	-	-
Export-Import Bank of China	6,999	-	-	-
China Guangfa Bank	-	-	4,491	5,000
Bank deposits pledged for bills payable	-	74,653	-	126,363

Total	$601,091	$449,555	$424,436	$336,363

Among the Group's short-term borrowings as of September 30, 2014, $254 million was guaranteed by related party and third-party entities and individuals.

7	SERIES B CONVERTIBLE PREFERRED STOCK AND WARRANTS EXTENSION

On September 9, 2014, the Company and Dragon State International Limited (“Dragon State”) agreed to amend certain terms in the Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock, Series C Warrant and Series D Warrant (the “Amendments”), which were issued pursuant to the Securities Purchase Agreement dated September 28, 2010.

Pursuant to the Amendments, i) the date of Maturity (a.k.a. the date of Mandatory Conversion) of the Series B Convertible Preferred Stock was extended from September 28, 2014 to October 31, 2014; ii) the term of the Series C Warrant was extended from September 28, 2014 to October 31, 2014; and iii) the term of the Series D Warrant was extended from September 28, 2014 to October 31, 2014.

The Company considered the fair value of the Series B Convertible Preferred Stock, the Series C Warrants and the Series D Warrants immediately before and after the Amendments and determined that the Amendments constitute modification of the Series B Convertible Preferred Stock, the Series C Warrants and the Series D Warrants, resulting in the transfer of value from the Company’s common shareholders to the Series B Preferred shareholders. The estimated fair value of the value transferred was not significant.

The fair value was estimated using the Black Scholes option-pricing model utilizing the following assumptions: stock price of $1.00 per share; no dividends; a risk free rate of 0.1%, which equals the one -year yield on Treasury bonds at constant (or fixed); and volatility of 140.38%.

8	COMMITMENTS AND CONTINGENCIES

(a) Operating commitments

The Group had outstanding Letters of Credit as of September 30, 2014 of approximately $114 million.

(b) Capital commitments

As of September 30, 2014, the Group had contractual capital commitments of approximately $8.8 million for purchases of equipment. The capital commitments relate primarily to manufacturing equipment enhancements.

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

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s expected effective tax rate for 2014 is approximately 10%. The lower effective rate for the nine months ended September 30, 2014 is primarily due to losses in non-PRC jurisdictions, the benefit of which is not expected to be realized. The Company paid income taxes of approximately $0.7 million and $2.6 million, respectively during the three months and nine months ended September 30, 2014.

10	EARNING (LOSS) PER SHARE

The following table sets forth the computation of basic net income per share:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share:
Net (loss) income attributable to Keyuan
Petrochemicals, Inc. stockholders	$(5,659)	$2,243	$(9,418)	$4,664
Fixed dividends to Series B convertible
Preferred stockholders	-	548	-	548

Net (loss) income contributable to Keyuan
Petrochemicals Inc. common stockholders	$(5,659)	$2,791	$(9,418)	$5,212

Weighted average common share
(Denominator for basic income per share)	57,367,715	57,646,160	57,381,027	57,646,160

Effect of diluted securities:
-Series B convertible preferred stock	-	5,333,340		5,333,340
-Warrants	-	-	-	-
-Options	-	-	-	-
	57,367,715	62,979,500	57,381,027	62,979,500

Basic net income (loss) per share:	$(0.10)	$0.05	$(0.16)	$0.09
Diluted net income (loss) per share:	$(0.10)	$0.04	$(0.16)	$0.08

The following table represents the warrants and options excluded from the calculation of diluted earnings per share:

	September 30, 2014	September 30, 2013
Warrants	4,394,468	4,396,118
Options	3,490,000	3,490,000

11	STOCK REPURCHASE PROGRAM

On September 22, 2014, the Board of Directors authorized the termination of a repurchase program that was commenced on December 31, 2012 to repurchase of up to $2 million of its common stock at a price of up to $1.50 per share. The Company purchased 425,110 shares of common stock through the stock repurchase program.

12	FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and 2013.

The fair values of cash, bills receivable, accounts receivable, bills payable, and accounts payable approximate their respective carrying amounts due to their short-term nature. The fair value of pledged bank deposits and short-term bank borrowings approximate their carrying amount because of their varying interest rates and/or their short maturities. Amounts due to related parties are not practicable to estimate due to the related party nature of the underlying transactions.

13	SIGNIFICANT CONCENTRATIONS AND RISKS

At September 30, 2014 and December 31, 2013, the Group held cash and pledged bank deposits in financial institutions of approximately $451 million and $349 million, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region, which management believes have high credit ratings.

During the nine months ended September 30, 2014 and the three and nine months ended September 30 2013, no sales to individual customers exceeded 10% of the Group’s total net revenue. During the three months ended September 30, 2014, sales to major customers, which individually exceeded 10% of the Group’s total net revenue, were as follows:

Three months ended September 30, 2014
Largest Customers	Amount of Sales	% Total Sales
	($’000)
	(Unaudited)	(Unaudited)
Customer A	$26,760	20%
Customer B	$14,503	11%

The Group currently buys a majority of its heavy oil, an important component of its products, from one supplier. Although there are a limited number of suppliers of the particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. The Company’s largest supplier accounted for approximately $73 million and $79.8 million, or 49% and 61% of total purchases for the three months ended September 30, 2014 and 2013, respectively. The Company’s largest supplier accounted for approximately $315 million and $265.7 million, or 62% and 61% of total purchases for the nine months ended September 30, 2014 and 2013, respectively.

The Company commenced trading of heavy oil in April 2013, whereby the Company functions as an agent on behalf of a Hong-Kong based customer. For the three months ended September 30, 2014 and 2013, the trading of heavy oil consists of purchases of approximately $102.6 million and $142.3 million, respectively, and sales of approximately $101.8 million and $141.7 million, respectively, resulting in a loss of $0.8 million and $0.6 million, respectively, that has been included in cost of sales in the condensed consolidated statements of comprehensive income. For the nine months ended September 30, 2014, the trading of heavy oil consists of purchases of approximately $272.6 million, and sales of approximately $270.7 million, resulting in a loss of $1.9 million, that has been included in cost of sales in the condensed consolidated statement of comprehensive income.

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

Related party transactions and amounts outstanding with the related parties as of and for the three and nine months ended September 30, 2014 and 2013, are summarized as follows:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Purchase of transportation services (a)	$423	$-	$2,327	$1,045
Loan guarantee fee (b)	$-	$43	$-	$85

	September, 2014	December 31, 2013
	($’000)	($’000)
	(Unaudited)
Amounts due to related parties (c)	$21	$369
Advance payments to these parties (d)	$44	$55

(a) The Group purchased transportation services of approximately $0.4 million and nil from Ningbo Xinhe during the three months ended September 30, 2014 and 2013, respectively. The Group purchased transportation services of $2.3 million and $1.0 million from Ningbo Xinhe during the nine months ended September 30, 2014 and 2013, respectively.

(b) Guarantees for Bank Loans

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. During the three months ended September 30, 2014 and 2013, loan guarantee fees were approximately nil and $0.04 million for Ningbo Pacific, respectively. During the nine months ended September 30, 2014 and 2013, loan guarantee fees were nil and $0.09 million for Ningbo Pacific, respectively.

(c) Amounts due to related parties consist of the following.

	September 30, 2014	December 31, 2013
	($’000)	($’000)
	(Unaudited)
Ningbo Xinhe (Transportation expenses)	$21	$369

(d) Advance payments to these parties consist of the following.

	September 30, 2014	December 31, 2013
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Ningbo Xinhe	$-	$12
Mr. Tao	44	43
Total	$44	$55

(B) Relationships and transactions with certain other parties

The Group has following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd (Ningbo Litong)	Former 12.75% nominee shareholder of Ningbo Keyuan

Ningbo Anqi Petrochemical Co., Ltd (Ningbo Anqi)	A related party through September 2011 when control transferred

Ningbo Lide Investment Co., Ltd. (Ningbo Lide)	A related party through September 2011 when control transferred

Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	A related party through September 2011 when control transferred

Transactions and amounts outstanding with these parties for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales of products (e)	$7,706	$8,892	$20,107	$59,324
Purchase of raw materials (f)	$27,476	$10,118	$63,437	$44,968
Guarantee for bank borrowings (g)	$32,544	$65,526	$140,650	$159,511
Loan guarantee fees (g)	$643	$643	$1,965	$1,728

	September 30, 2013	December 31, 2013
	($’000)	($’000)
	(Unaudited)
Advances received from these parties (h)	$2,155	$-
Advance payments to these parties (i)	$4,517	$11,043
Accounts receivable from these parties (j)	$-	$218

(e)The Group sold finished products of approximately $3.8 million and $5.0 million to Ningbo Litong during the three months ended September 30, 2014 and 2013, respectively. The Group sold finished products of approximately $3.9 million and $0.2 million to Ningbo Lide during the three months ended September 30, 2014 and 2013, respectively. The Group sold finished products of nil and approximately $3.8 million to Ningbo Kunde during the three months ended September 30, 2014 and 2013, respectively. The Group sold finished products of approximately $16 million and $17.1 million to Ningbo Litong, during the nine months ended September 30, 2014 and 2013, respectively. The Group sold finished products of approximately $4.1 million and $0.2 million to Ningbo Lide during the nine months ended September 30, 2014 and 2013, respectively. The Group sold finished products of nil and approximately $42 million to Ningbo Kunde during the nine months ended September 30, 2014 and 2013, respectively.

(f) During the three months ended September 30, 2014, the Group purchased raw materials of approximately $27.1 million and $0.4 million from Ningbo Litong and Ningbo Lide, respectively. During the three months ended September 30, 2013, the Group purchased raw materials of approximately $0.01 million and $10 million from Ningbo Kunde and Ningbo Lide, respectively. During the nine months ended September 30, 2014, the Group purchased raw materials of approximately $54.2 million and $9.2 million from Ningbo Litong and Ningbo Lide, respectively. During the nine months ended September 30, 2013, the Group purchased raw materials of approximately $2.7 million and $42.3 million from Ningbo Kunde and Ningbo Lide, respectively.

(g) Guarantees for Bank Loans

	Guarantee provided during the three months ended September 30,		Guarantee provided during the nine months ended September 30,
	2014	2013	2014	2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ningbo Litong	$-	$54,768	$75,562	$116,696
Ningbo Lide	32,544	10,758	65,088	42,815
Total	$32,544	$65,526	$140,650	$159,511

	Bank loans Guaranteed as of
	September 30, 2014	December 31, 2013
	($’000)	($’000)
	(Unaudited)

Ningbo Litong	$142,220	$109,618
Ningbo Lide	170,182	75,405
Total	$312,402	$185.023

Beginning in January 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. In the three months ended September 30, 2014, loan guarantee fees were $0.26 million and $0.38 million to Ningbo Litong and Ningbo Lide, respectively. In the nine months ended September 30, 2014, loan guarantee fees were $0.76 million and $1.2 million for Ningbo Litong and Ningbo Lide, respectively.

(h) At September 30, 2014, advances received from these parties consist of amounts due payable to Ningbo Litong and Ningbo Lide of $2.13 million and $0.02 million, respectively.

(i) At September 30, 2014, advance payments to these parties consist of payments to Ningbo Lide of $4.5 million.

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

(b) Rubber Segment: Manufacturing and sales of various rubber products.

Segment information for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30
	2014			2013
	Petrochemical	Rubber	Total	Petrochemical	Rubber	Total
	($'000)	($'000)	($'000)	($'000)	($'000)	($'000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$127,525	$8,153	$135,678	$128,542	$21,744	$150,286
Income (loss) from operations	$1,889	$(1,737)	$152	$5,467	$926	$6,393
Total assets	$901,187	$96,522	$997,709	$777,449	$108,582	$886,031

	Nine Months Ended September 30
	2014			2013
	Petrochemical	Rubber	Total	Petrochemical	Rubber	Total
	($'000)	($'000)	($'000)	($'000)	($'000)	($'000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$503,584	$18,524	$522,108	$388,301	$65,474	$453,775
Income (loss) from operations	$13,869	$(4,256)	$9,613	$3,011	$8,518	$11,529
Total assets	$901,187	$96,522	$997,709	$777,449	$108,582	$886,031

16	SUBSEQUENT EVENTS

On October 30, 2014, in connection with a motion for a temporary restraining order and preliminary injunction filed by Dragon State International Limited (the “Dragon State”) against the Company and Mr. Chunfeng Tao, a Consent Order was issued by the District Court for the Southern District of New York whereby the Company and Mr. Chunfeng Tao agree that, notwithstanding anything contained in the certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock to the contrary, the 5,333,334 shares of Series B Preferred Stock held by Dragon State have not been, and shall not be, automatically converted into shares of Company’s common stock, or any other security prior to the resolution of the above mentioned action; and the expiration of Series C and Series D warrants shall be tolled pending the resolution of the above mentioned action as well.

In connection with an industrial accident that occurred on September 20, 2014 and which resulted in one death and two injuries, Ningbo Keyuan paid a settlement of RMB1.3million (approximately $0.2 million) to the decedent’s family who has agreed not to seek any additional monetary damages. Ningbo Keyuan has also paid, as of December 3, 2014, approximately RMB 896,000 (approximately $0.15 million) for the medial expenses for the two injured employees and expects that additional amounts may be payable. The Company is currently unable to estimate any additional amounts payable. During the nine months ended September 30, 2014, the Company also paid RMB1.2million (approximately $0.2 million) in connection with an accident that occurred in May 2014. No additional monetary damages are expected to be paid in connection with the May 2014 accident that resulted in one fatality. The Company has taken all necessary measures to prevent such accidents and does not believe it will materially impact its operation or its ability to obtain financings, including bank loans, going forward.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Keyuan for the three and nine months ended September 30, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

In January 2012, we signed a cooperation agreement with Fangchenggang City to build a new petrochemicals production facility for the Guangxi Project. According to the cooperation agreement, the government of Fangchenggang City is responsible for providing the land use rights for the facility. This new production facility, as a part of our expansion plan, will improve our competitive position by extending and expanding our supply chain and manufacturing base. Once the facility is fully operational, it is expected to have an annual production capacity of 400,000 metric tons of ABS. In August 2013, we commenced engineering and facility construction. We have completed the land leveling at the end of August 2014, and we are currently in the process of site fencing and enclosure, which process is expected to be completed by the end of 2014. However, our schedule is subject to further adjustment pending the status of financing. The total investment amount to construct this new production facility is approximately USD $300 million. We plan to fund the construction and operation of the new production facility through outside financing. If such financing is not available on terms acceptable to us, construction of this facility will be delayed until appropriate financing is available.

Our organization chart is as follows:

Chunfeng Tao
Peijun Chen
Muxia Duan
Brian Pak-Lun Mok
Xin Yue
100%
100%
100%
2/3
1/3
Apex Smart Limited
Chance Brilliant Holdings Limited
Harvest Point Limited
Strategic Synergy Limited
68.864%
20.57 %
3.33%
7.00%
Delight Reward Limited
82.6%
Keyuan Petrochemicals, INC
100%
Sinotech Group Limited
100%
Keyuan Group Limited (Hong Kong)
Outside China
Inside China
100%
100%
75%
Ningbo Keyuan Petrochemical
Ningbo Keyuan Plastics
25%
Guangxi Keyuan New Materials
100%
Ningbo Keyuan Synthetic Rubbers

Our Facility and Equipment

Facility

As of September 30, 2014, we have invested a total of approximately $110.9 million in the construction and improvement of our production facility. Our current production facility encompasses approximately 1.3 million square feet, including 594,000 square feet for production and 19,500 square feet for laboratories and offices. We also acquired the land use right of an additional 1.2 million square feet of land in August 2010 for our expansion.

We increased our total storage capacity from 100,000 MT to 134,000 MT in October 2014, which currently consists of 84,000 MT of storage capacity for raw materials and 50,000 MT for finished products. As a part of our expansion plan, we intend to add another 16,000 MT of new storage capacity in late 2015 to increase our total storage capacity to 150,000 MT,

We have an on-site ocean shipping dock with 5,000 MT of shipping capacity and a 10-truck loading facility. Approximately 90% of our feedstock and finished products use this shipping dock. We also have adjacent access to another shipping dock with an additional shipping capacity of 50,000 MT. During the first three months of 2014, we commenced an application to the local government in Ningbo to upgrade the classification of our own dock so that we can unload foreign cargo vessels under the capacity of 50,000 MT to our dock directly. We expect that the upgrade will be completed and approved by the end of 2016 and will enable us to save additional logistics costs and storage fees.

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

In order to improve our operational results and financial situation, we recently adjusted our product portfolio to include Styrene-Ethylene-Butylene-Styrene (“SEBS”) which we believe will yield a higher gross margin than some of our current products. SEBS is a product similar to SBS but with more durable product features, and can be produced by our current SBS facility. In order to achieve a stable production value, we started trial production of approximately 200-300 MT per month in March 2013. The lab analysis shows the trial production of SEBS has achieved a stable condition since April 2014. However, the SEBS price has decreased significantly due to stagnant market conditions since the end of 2013. In response, we decided to produce only pursuant to customers’ orders, which resulted in a production of approximately 300 MT from January to June 2014, approximately 150 MT per month from the end of June 2014. We expect to increase the production volume when the market recovers.

Production Capacity and Expansion

Our annual designed manufacturing capacity is 720,000 MT of a variety of petrochemical products. Our SBS production facility is capable of producing up to 70,000 MT of SBS in full load condition without interruption (100% of utilization rate in ideal conditions). Additionally, we have a total of 134,000 MT of storage capacity, consisting of 84,000 MT of storage capacity for raw materials and 50,000 MT for finished products.

Our SBS facility achieved a 41% utilization rate in 2012, the first full year of production, and generated approximately $71 million in sales and $5.9 million in profits in 2012. We achieved, in accordance with our annual plan of 63,000 MT of SBS, a 63% utilization rate in 2013; and generated approximately $78 million in sales and $5.6 million in profits. Although we planned to produce 63,000 MT of SBS in 2014, production in the nine months ended September 30, 2014 was 13,027 MT and resulted in revenue of approximately $18.5 million. The significant decrease in production of SBS during the nine months ended September 30, 2014 as compared to planned production was because the SBS market has been stagnant since the end of 2013.  Accordingly, we decided to reduce SBS production to approximately 20% of capacity until the market recovers. In addition, our SBS cost per unit for the nine months ended September 30, 2014 increased from $1,839 to $2,067 as compared to the same period in 2013. Thus, we incurred a loss of $4.3 million in the nine months ended September 30, 2014.

The following chart depicts our main product’s production capacity for the nine months ended September 30, 2014:

Other than the utilization rate for SBS facility discussed above, the utilization rates for our other facilities are as follows:

●	styrene production: 90%;
●	propylene: 98%;
●	LPG: 93%;
●	BTX Aromatic: 94%; and
●	MTBE & others: 92%

Most of our facilities have been operating since 2009, so the current utilization rates for each product (except for the newly developed SBS) has been optimized to achieve stable output, less raw material cost and less equipment maintenance. We also made slight adjustments to the utilization rate for the BTX Aromatic facility to reduce the output to achieve more stable production conditions. We have been working on existing equipment upgrades to achieve increased stabilized production. However, in order to develop our business to meet increasing customer demands, optimizing the utilization rates for our current facilities is not adequate to achieve our goals. More specifically, the increasing market demand in tire and auto parts has resulted in increasing market demand for styrene, ABS and SSBR; and higher requirements related to environmental protection imposed by the PRC government has led to higher demand for transformer oil and catalytic cracking oil. Based on these market trends, rather than focusing on optimizing our current utilization rates for our different facilities, we have been focusing on the following improvements to our infrastructure to expand our manufacturing capacity:

a)	an ABS production facility in Guangxi Province, which will have an annual production capacity of 400,000 MT of ABS. The Company began pre-construction activities in February 2012. We completed the land leveling at the end of August 2014, and we are currently in the process of site fencing and enclosure, which process is expected to be completed by the end of 2014.

b)	an oil catalytic cracking processing facility as an extension of our catalytic pyrolysis processing equipment, as well as the feed way of the main raw materials to produce synthetic rubber. This facility can reduce production costs and the market risk in the purchase of raw materials, and improve the stability and efficiency of project production to 200,000 MT of heavy oil per year. The facility was completed in October 2014, and it is currently in trial production. We expect to start production after stable quality conditions of products are achieved.

c)	an increased annual design capacity of our ethylene-styrene facility from 80,000 MT to 200,000 MT, of which 120,000 MT can be used for producing synthetic materials and 80,000 MT can be sold to downstream petrochemical companies. This facility can be considered the bridge between original products and high-value added products and will complete the integration of internal resources;

d)	a transformer oil facility using hydrogen from the ethylene-styrene facility to complete a double hydrogenation process on original products (BTX Aromatic) for refining transformer oil, and producing high value transformer oil, with a design capability of 100,000 MT per year; We have completed facility construction and have submitted a report to the local environmental department for their inspection and approval. An initial onsite inspection was performed by the local environmental department in September 2014 which inspection requires that a hydrogenation facility be installed (with an estimated cost of approximately $48,000) to improve environmental protection. A follow up review is expected after the installation of the hydrogenation facility prior to the local environmental department’s approval. We are currently evaluating this requirement and preparing the design for the facility;

e)	an SSBR (Solution Polymerized Styrene Butadiene Rubber) production facility with a design capability of 150,000 MT per year, that will use its own production process technology in synthetic rubber, combining styrene and butadiene, to produce SSBR. This product can be used as raw materials for tires, instead of imported hexakis (methoxymethy) melamine (“HMMM”).

The total estimated cost of processing equipment for product refinement and the SSBR production facility is approximately $149.3 million, including $49.8 million for processing equipment and $99.5 million for the SSBR production facility. We have completed the land leveling of ABS production facility (Guangxi Project) at the end of August 2014, and we are currently in the process of site fencing and enclosure, which is expected to be completed by the end of 2014. The total investment amount to construct the ABS production facility is approximately USD $300 million. Upon full completion of our expansion, our total production capacity will reach 1,723,000 MT per year including, but not limited to, our current petrochemical production of 720,000 MT, styrene of 200,000 MT, catalytic cracking oil of 200,000 MT, ABS of 400,000 MT, SSBR of 150,000 MT and transformer oil of 100,000 MT. The following chart depicts the breakdown of our planned production capacity of 1,723,000 MT.

We are currently evaluating the timeline for our expansion projects. Our current estimate is as follows:

Expansion Project	Expected Completion Date
Oil Catalytic Processing Facility	End of Q4, 2014

Ethylene-Styrene Facility	End of Q2, 2015

Transformer Oil Facility	End of Q2, 2015

SSBR production facility	End of Q4, 2015

ABS Production Facility	End of Q4, 2016

New storage capacity of 16,000 MT	End of Q4, 2015

Manufacturing and Sales

Our total production of finished products was 111,204 MT for the three months ended September 30, 2014, and we generated $136 million in revenue based on the sale of 124,070 MT of petrochemical products.

Our total production of finished products was 459,551 MT for the nine months ended September 30, 2014, and we generated $522 million in revenue based on the sale of 480,587 MT of petrochemical products.

Results of Operations

The following table sets forth information from our statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013.

Comparison of the three and nine months ended September 30, 2014 and 2013 (in thousands)

	For the three months		Year to Year Comparison		For the nine months		Year to Year Comparison
	Ended September 30,		Increase	Percentage	Ended September 30,		Increase	Percentage
	2014	2013	/(Decrease)	change	2014	2013	/(Decrease)	change

Sales	$135,678	150,286	(14,608)	(10)%	522,108	453,775	68,333,	15%

Cost of sales	132,000	140,030	(8,030)	(6)%	501,595	432,389	69,207	16%

Gross profit	3,678	10,256	(6,773)	(64)%	20,512	21,386	(1,069)	(4)%

Operating expenses
Selling expenses	405	466	(61)	(13)%	1,031	869	162	19%
General and administrative expenses	3,121	3,397	(276)	(8)%	9,868	8,988	880	10%
Total operating expenses	3,526	3,863	(337)	(9)%	10,899	9,857	1,042	11%

Income from operations	(152)	6,393	(6,241)	(98)%	9,613	11,529	(1,916)	(17)%

Other income (expenses):
Interest income:	3,344	2,461	883	36%	9,225	6,363	2,862	45%
Interest expense	(7,791)	(4,481)	(3,310)	74%	(19,378)	(14,601)	(4,777)	33%
Foreign exchange gain (loss), net	(396)	1,044	(1,440)	(138)%	(4,534)	7,249	(11,783)	(163)%
Non-operating income (expenses)	(1,554)	(1,342)	(212)	(16)%	(4,420)	(2,437)	(1,983)	81%
Total other (expenses) Income	(6,397)	(2,318)	(4,079)	176%	(19,107)	(3,426)	(15,681)	458%

Income (loss) before income taxes	(6,245)	4,075	(10,320)	(253)%	(9,494)	8,103	(17,597)	(217)%
Income tax expense	(586)	1,284	(1,870)	(146)%	(76)	2,891	(2,967)	(103)%
Net Income(Loss)	(5,659)	2,791	(8,450)	(303)%	(9,418)	5,212	(14,630)	(281)%
Other comprehensive income
Foreign currency translation adjustment	8	538	(530)	(99)%	(451)	2,170	(2,621)	(121)%
Comprehensive income (loss)	$(5,651)	$3,329	$(8,980)	(270)%	$(9,869)	$7,382	$(17,251)	(234)%

Sales: Our sales for the three months ended September 30, 2014 were approximately $136 million, compared to $150 million for the three months ended September 30, 2013, a decrease of $15 million, or 10%. The decrease was mainly due to lower sale quantities of SBS rubber products as the market continues to be stagnant in the three months ended September 30, 2014. We sold 119,945 tons of petrochemical and 4,124 tons of rubber products at an average price of $1,063 and $1,974 per metric ton, respectively, in the three months ended September 30, 2014, compared to 120,086 metric tons of petrochemical products and 11,519 tons of rubber products at an average price of $1,070 and $1,888 per metric ton, respectively, in the three months ended September 30, 2013. The average selling price for petrochemical products during the three months ended September 30, 2014 decreased slightly by 0.67% compared to the same period in 2013. Although the average sales price for SBS products for the three months ended September 30, 2014 increased by approximately 4.6 % compared to the same period of 2013, the quantity of SBS products sold decreased by 64% resulting in a decrease in total sales for the three months ended September 30, 2014.

Sales for the nine months ended September 30, 2014 were approximately $522 million, compared to $454 million for the nine months ended September 30, 2013, an increase of $68 million, or 15%. We incurred a 40-day production interruption for routine facilities inspection and maintenance in the quarter ended June 30, 2013. There was no production interruption in 2014. We sold 470,636 tons of petrochemical and 9,950 tons of rubber products at an average price of $1,070 and $1,862 per metric ton, respectively, in the nine months ended September 30, 2014, compared to 371,662 metric tons of petrochemical products and 30,563 tons of rubber products at an average price of $1,045 and $2,142 per metric ton, respectively, in the nine months ended September 30, 2013. For the nine months ended September 30, 2014, sales in the petrochemical segment accounted for approximately 96% of total revenue. There were no significant changes in the average selling prices for petrochemical products during the nine months ended September 30, 2014.

Cost of Sales: Our overall cost of sales was approximately $132 million for the three months ended September 30, 2014, or 97% of sales, as compared to approximately $140 million, or 93% of sales for the three months ended September 30, 2013. Our cost of sales is primarily composed of the costs of direct raw materials (mainly heavy oil, benzene, butadiene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The decrease in the cost of sales was mainly due to the lower sales quantities of SBS products.

Our overall cost of sales was approximately $502 million for the nine months ended September 30, 2014, or 96% of sales, as compared to approximately $432 million, or 95% of sales for the nine months ended September, 30, 2013. In the nine months ended September 30, 2014, our average cost of finished products was $1,019 per metric ton for petrochemical products, as compared to $1,010 per metric ton in the nine months ended September 30, 2013, an increase of 0.89%. Our average cost of rubber products in 2014 was $2,067 per metric ton, as compared to $1,834 per metric ton in the nine months ended September 30, 2013, an increase of 12%. The increased cost of sales and increased unit costs were due to the lower sales quantity of our SBS products in the quarter ended September 30, 2014, without significant changes in our fixed costs.

Energy required for production of our products consists of water, electricity and steam, the costs of which are attributed to cost of sales rather than operating expense. The supply prices of these energy sources in China have historically been very stable as a result of PRC government policy. Accordingly, the potential impact of changing energy costs to our production is minimal. The following are the costs for water, electricity and stream for the nine months ended September 30, 2014 and 2013 (amounts in thousands):

	For the Nine Months Ended September 30
	2014 (Unaudited)	2013 (Unaudited)
Water	1,029	1,035
Electricity	7,855	9,855
Steam	2,440	1,506

Total energy cost was approximately $11,324 for the nine months ended September 30, 2014, which constitutes approximately 2.17 % of sales. Total energy cost was approximately $12,396 for the nine months ended September 30, 2013, which constitutes approximately 2.73% of sales.

Gross Profit: Gross profit for the three months ended September 30, 2014 for the petrochemical segment was approximately $4.5 million and a gross loss of $0.8 million for the rubber segment, as compared to $9.1 million and $1.2 million for petrochemicals and rubber, respectively, for the comparable period in 2013, a total decrease of approximately $6.6 million, or 64%. The decrease was due to decreases in the sales quantity of rubber products by 7,395 metric tons for the three months ended September 30, 2014 as compared to the same period in 2013

Gross profit for the nine months ended September 30, 2014 for the petrochemical segment was approximately $22.5 million and a gross loss of $2 million for the rubber segment, as compared to $12.1 million and $9.3 million for petrochemicals and rubber, respectively, for the comparable period in 2013. Our total gross margin decreased from 4.7% for the nine months ended September 30, 2013 to 3.9 % for the nine months ended September 30, 2014.  The main reason for the decrease in the gross margin is the decrease in sales volume discussed above.

Operating Expenses:  Operating expenses, including selling expenses, and general and administrative expenses, were approximately $3.5 million, or 2.59% of sales for the three months ended September 30, 2014, as compared to $3.9 million, or 2.57% of sales for the comparable period in 2013, a decrease of $0.4 million or 9%. The decrease was mainly due to decrease in entertainment expense of $0.2 million and publicity expense of $0.2 million.

Operating expenses, including selling expenses, and general and administrative expenses, were approximately $11 million, or 2.1 % of sales for the nine months ended September 30, 2014, as compared to $10 million, or 2.2 % of sales for the comparable period in 2013, an increase of $1 million or 11%. The increase was mainly due to increases of $0.3 million in guarantee fees and general increases in consultant fees.

Interest Income/Expense (net): For the three months ended September 30, 2014, interest income and interest expense were approximately $3.3 million and $7.8 million, respectively; as compared to interest income and interest expense of approximately $2.5 million and $4.5 million, respectively, for the comparable period in 2013. The increase in interest income was mainly due to increased deposits as collateral for bank loans, and the increase in interest expense was mainly due to increased borrowings in the period.

For the nine months ended September 30, 2014, interest income and interest expense were approximately $9.2 million and $19.4 million, respectively; as compared to interest income and interest expense of approximately $6.4 million and $14.6 million, respectively, for the comparable period in 2013. The increase in interest income and expense was mainly due to increased deposits and borrowings.

Net Income(Loss): Net Loss was approximately $5.6 million for the three months ended September 30, 2014, as compared to net income of approximately $2.8 million in the same period in 2013, a decrease of $8.4 million, or 303%. This decrease was mainly due to the lower gross profit and higher interest expenses, as well as a foreign exchange loss of $0.4 million for the three months ended September 30, 2014 as a result of the depreciation of the RMB, compared to an exchange gain of $1 million in the same period of 2013.

Net Loss was approximately $9.4 million for the nine months ended September 30, 2014, as compared to a net income of approximately $5.2 million in the same period in 2013, a decrease of $14.6 million, or 281%. This decrease was primarily due to the decrease in both selling prices and sales quantities for SBS products during the nine months ended September 30, 2014 compared to the same period in 2013, as well as a foreign exchange loss of $4.5 million in the first nine months of 2014, compared to a foreign exchange gain of $7.2 million in the same period of 2013. The exchange rate for USD to RMB appreciated from 6.31 to 1 on January 1, 2013, to 6.15 to 1 on September 30, 2013, however, the exchange rate for USD to RMB depreciated from 6.11 to 1 on January 1, 2014, to 6.15 to 1 on September 30, 2014.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive loss and amounted to $0.4 million for the three months ended September 30, 2014. The balance sheet amounts at September 30, 2014 and 2013, with the exception of equity, were translated at RMB 6.1538 and RMB 6.2127 to 1.00 U.S. dollar respectively. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the three months ended September 30, 2014 and 2013 were RMB 6.1455 and RMB 6.1414, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2014 (Unaudited)	2013 (Unaudited)
Net cash used in operating activities	(2,171)	(56,991)
Net cash used in investing activities	(48,337)	(44,765)
Net cash provided by financing activities	40,317	102,038

Net cash used in operating activities was approximately $2 million for the nine months ended September 30, 2014, as compared to approximately $57 million for the same period in 2013. The reasons for the decrease is primarily due to increased collections of accounts receivable and receipts of consumption tax refunds in a more timely manner in 2014. In addition we established stricter control over prepayments to suppliers and streamlined our inventories in 2014 as compared to 2013.

Net cash used in investing activities was approximately $48 million and $44 million for the nine months ended September 30, 2014 and 2013, respectively. The net cash used in investing activities is primarily due to our increasing investments in the construction of our infrastructures and facilities in accordance with our expansion plan.

Net cash provided by financing activities amounted to approximately $40 million for the nine months ended September 30, 2014, compared with approximately $102 million for the same period in 2013. For the nine months ended September 30, 2014, net cash provided by financing activities was primarily through bank borrowings. The decrease resulted primarily from increases in cash available from operations during the nine months ended September 30, 2014 as compared to the same period in 2013.

The Company commenced trading of heavy oil in April 2013, whereby the Company functions as an agent on behalf of a Hong-Kong based customer. For the three months ended September 30, 2014 and 2013, the trading of heavy oil consists of purchases of approximately $102.6 million and $142.3 million, respectively, and sales of approximately $101.8 million and $141.7 million, respectively, resulting in a loss of $0.8 million and $0.6 million, respectively, which has been included in cost of sales in the condensed consolidated statement of comprehensive income. For the nine months ended September 30, 2014, the trading of heavy oil consists of purchases of approximately $272.6 million, and sales of approximately $270.7 million, resulting in a loss of $1.9 million, which has been included in cost of sales in the condensed consolidated statement of comprehensive income.

Consumption Tax Refund

The PRC government enacted a regulation pursuant to which domestically purchased heavy oil to be used for producing ethylene and aromatics products was exempted from consumption tax. In addition, the consumption tax paid for imported heavy oil is to be refunded if it is used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for producing ethylene and aromatics products, the Group recognizes a consumption tax recoverable when a consumption tax for heavy oils has been paid and the relevant heavy oils have been used for production of ethylene and aromatics products. At September 30, 2014 and December 31, 2013, the Group recorded an estimated consumption tax recoverable amounting to approximately $9.5 million and $46.1 million, respectively.

In October and November 2014, refunds of approximately $4.5 million were received. In addition, management expects approximately $5 million will be deductible against future consumption tax obligations.

Bank Loans

We have entered into loan agreements with our primary lenders, Bank of China, China Construction Bank, Agricultural Bank of China, etc. under which we have term loans. As of December 3, 2014, we had an aggregate principal amount of approximately $536 million in bank loans outstanding under the loan agreements, with maturity dates from November 2014 to December 2015 and interest rates from 1.1% to 7.2% per annum.

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

As of September 30, 2014, 42% of our bank loans (approximately USD $254 million) were guaranteed by our related and certain other parties. Usually, a guaranty agreement is executed among a third party, a lender and us pursuant to a credit line approved by the lender. Though different lenders use different forms for loan guaranty agreements, loan guaranty agreements usually contain substantially similar terms. According to a loan guaranty agreement, the guarantor is jointly liable for all our debts to the lender under the corresponding loan agreements and the lender can bring legal action against the guarantor for damages in the event there is a default or breach of any loan agreement under the credit line. The guaranty is independent of any loan agreement under the credit line and irrevocable. In addition, if the credit line is extended or renewed, a written consent from the guarantor is required. Otherwise, the guarantor is only liable for loans under loan agreements that were executed during the original term of the credit line. Beginning in January 2011, certain individual loan guarantors, some of whom are related parties, were paid a monthly fee of approximately 0.3% of the outstanding loan balances as compensation for their guarantees. Through December 31, 2010, no compensation was paid in respect of these guarantees. During the three and nine months ended September 30, 2014 and 2013, expenses related to loan guarantee fees were approximately $0.7 million and $ 2 million, and $0.69 million and $1.83 million, respectively. As of September 30, 2014, there was $1.9 million of accrued and unpaid guarantee fees. Historically, all debts have been repaid by the Company in a timely manner. All short-term bank loans are revolving loans whose terms (at the due date of payment) are generally extended by the lender. As of September 30, 2014, we were in compliance with the terms of our loan agreements. As such, management expects most unpaid loan balances will be extended at their due dates. Depending on our capital needs, the Company evaluates whether to apply for additional long-term bank loans. The Company currently has sufficient lines of credit with its banks for both short-term and long-term borrowings.

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

Related party transactions and amounts outstanding with the related parties as of and for the three and nine months ended September 30, 2014 and 2013, are summarized as follows:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Purchase of transportation services (a)	$423	$-	$2,327	$1,045
Loan guarantee fee (b)	$-	$43	$-	$85

	September, 2014	December 31, 2013
	($’000)	($’000)
	(Unaudited)
Amounts due to related parties (c)	$21	$369
Advance payments to these parties (d)	$44	$55

(a) The Group purchased transportation services of approximately $0.4 million and nil from Ningbo Xinhe during the three months ended September 30, 2014 and 2013, respectively. The Group purchased transportation services of $2.3 million and $1.0 million from Ningbo Xinhe during the nine months ended September 30, 2014 and 2013, respectively.

(b) Guarantees for Bank Loans

Beginning in 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. During the three months ended September 30, 2014 and 2013, loan guarantee fees were approximately nil and $0.04 million for Ningbo Pacific, respectively. During the nine months ended September 30, 2014 and 2013, loan guarantee fees were nil and $0.09 million for Ningbo Pacific, respectively.

(c) Amounts due to related parties consist of the following.

	September 30, 2014	December 31, 2013
	($’000)	($’000)
	(Unaudited)
Ningbo Xinhe (Transportation expenses)	$21	$369

(d) Advance payments to these parties consist of the following.

	September 30, 2014	December 31, 2013
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Ningbo Xinhe	$-	$12
Mr. Tao	44	43
Total	$44	$55

Relationships and transactions with certain other parties

The Group has following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd (Ningbo Litong)	Former 12.75% nominee shareholder of Ningbo Keyuan
Ningbo Anqi Petrochemical Co., Ltd (Ningbo Anqi)	A related party through September 2011 when control transferred
Ningbo Lide Investment Co., Ltd. (Ningbo Lide)	A related party through September 2011 when control transferred
Ningbo Kunde Petrochemical Co, Ltd. (Ningbo Kunde)	A related party through September 2011 when control transferred

Transactions and amounts outstanding with these parties for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales of products (e)	$7,706	$8,892	$20,107	$59,324
Purchase of raw materials (f)	$27,476	$10,118	$63,437	$44,968
Guarantee for bank borrowings (g)	$32,544	$65,526	$140,650	$159,511
Loan guarantee fees (g)	$643	$643	$1,965	$1,728

	September 30, 2013	December 31, 2013
	($’000)	($’000)
	(Unaudited)
Advances received from these parties (h)	$2,155	$-
Advance payments to these parties (i)	$4,517	$11,043
Accounts receivable from these parties (j)	$-	$218

(e) The Group sold finished products of approximately $3.8 million and $5.0 million to Ningbo Litong during the three months ended September 30, 2014 and 2013, respectively. The Group sold finished products of approximately $3.9 million and $0.2 million to Ningbo Lide during the three months ended September 30, 2014 and 2013, respectively. The Group sold finished products of nil and approximately $3.8 million to Ningbo Kunde during the three months ended September 30, 2014 and 2013, respectively. The Group sold finished products of approximately $16 million and $17.1 million to Ningbo Litong, during the nine months ended September 30, 2014 and 2013, respectively. The Group sold finished products of approximately $4.1 million and $0.2 million to Ningbo Lide during the nine months ended September 30, 2014 and 2013, respectively. The Group sold finished products of nil and approximately $42 million to Ningbo Kunde during the nine months ended September 30, 2014 and 2013, respectively.

(f) During the three months ended September 30, 2014, the Group purchased raw materials of approximately $27.1 million and $0.4 million from Ningbo Litong and Ningbo Lide, respectively. During the three months ended September 30, 2013, the Group purchased raw materials of approximately $0.01 million and $10 million from Ningbo Kunde and Ningbo Lide, respectively. During the nine months ended September 30, 2014, the Group purchased raw materials of approximately $54.2 million and $9.2 million from Ningbo Litong and Ningbo Lide, respectively. During the nine months ended September 30, 2013, the Group purchased raw materials of approximately $2.7 million and $42.3 million from Ningbo Kunde and Ningbo Lide, respectively.

(g) Guarantees for Bank Loans

	Guarantee provided during the three months ended September 30,		Guarantee provided during the nine months ended September 30,
	2014	2013	2014	2013
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ningbo Litong	$-	$54,768	$75,562	$116,696
Ningbo Lide	32,544	10,758	65,088	42,815
Total	$32,544	$65,526	$140,650	$159,511

	Bank loans Guaranteed as of
	September 30, 2014	December 31, 2013
	($’000)	($’000)
	(Unaudited)

Ningbo Litong	$142,220	$109,618
Ningbo Lide	170,182	75,405
Total	$312,402	$185.023

Beginning in January 2011, loan guarantee fees of 0.3% of the loan principal guaranteed are to be paid quarterly. In the three months ended September 30, 2014, loan guarantee fees were $0.26 million and $0.38 million to Ningbo Litong and Ningbo Lide, respectively. In the nine months ended September 30, 2014, loan guarantee fees were $0.76 million and $1.2 million for Ningbo Litong and Ningbo Lide, respectively.

(h) At September 30, 2014, advances received from these parties consist of amounts due payable to Ningbo Litong and Ningbo Lide of $2.13 million and $0.02 million, respectively.

(i) At September 30, 2014, advance payments to these parties consist of payments to Ningbo Lide of $4.5 million.

Going concern and management’s plans

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported net loss and cash flows used in operations of approximately $8.4 million and $2.2 million, respectively, for the nine months ended September 30, 2014 and net income and cash flows used in operations of approximately $4.1 million and $53.1 million, respectively, for the year ended December 31, 2013. At September 30, 2014 and December 31, 2013, the Company had a working capital deficit of approximately $259 million and $210 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company continues to finance its operations primarily through short-term bank borrowings. Short-term bank borrowings and bills payable amounted to approximately $837 million at September 30, 2014. Management expects that short-term bank financing will continue to be available through at least September 30, 2015.

The Company continues to benefit from favorable PRC tax policies related to consumption tax of which approximately $9.5 million was refundable at September 30, 2014. Approximately $4.5 million was refunded in October and November 2014, and management expects that approximately $5 million will be deductible against future consumption tax obligations. In addition, management expects VAT of $30 million to be refunded in late 2014.

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

On February 13, 2014, the Brown Law Firm filed a derivative action suit on behalf of the Company, alleging certain and former current officers and directors of the Company had violated their fiduciary duties between at least April 22, 2010 to October 20, 2011. All proceedings and discovery in the derivative action is currently stayed by the United States District Court for the Southern District of New York, and the parties are waiting for the Court to schedule a conference in the matter. . Management intends to contest the case vigorously or alternatively to settle the matter in an appropriate manner.

On April 8, 2014, YiNuo Co.ltd filed a law suit in Ningbo Beilun District People’s Court against Ningbo Keyuan Synthetic Rubbers Co., Ltd in a dispute related to product quality, and allegd a claim for damages of RMB 10 million. The hearing was held on August 18, 2014 and the court accepted our counter claim. A second hearing was held on November 7, 2014, and as of the date of this filing, we are still waiting for the issuance of the verdict.

On May 7, 2014, Eastwell International Co.Ltd filed a law suit in Nanjin Intermediate People’s Court against Ningbo Keyuan Synthetic Rubbers Co., Ltd for a breach of contract and disputing product quality and alleged a claim for damages of RMB 21.05 million. We filed a counter claim and plan to contest the suit vigorously. The first hearing at the Court was held on June 18, 2014 and the second hearing was held on July 4, 2014. In the second hearing, Eastwell International Co.Ltd proposed to reduce the claim amount to RMB 14.05 million. We declined the proposal and asked for the third hearing to be held. The third hearing was held on August 19, 2014, and the court ruled against Ningbo Keyuan Synthetic Rubbers Co., Ltd for damages of RMB 2.4 million. We plan to appeal to Jiangsu Province Supreme Court in December 2014.

In connection with two industrial accidents that occurred on May 18, 2014 and September 20, 2014, and which resulted in two deaths and two injuries, we paid a total of RMB 2.5 million (approximately $0.2 million) to settle with the decedents’ families who have agreed not to seek any additional monetary damages from us. We have also paid, as of December 3, 2014, approximately RMB 896,000 (approximately $0.15 million) for the medial expenses for two injured employees and expect that additional amounts may be payable. We have taken all necessary measures to prevent such accidents and do not believe they will materially impact our operation or ability to obtain financings, including bank loans going forward.

On October 28, 2014, Dragon State International Limited (the “Dragon Sate”), the shareholder of Series B preferred stock, filed a complaint alleging, among others, we were in breach of a securities purchase agreement dated September 28, 2010 between Dragon State and us, and seeking rescission of the securities purchase agreement and the return of $20 million, and in the alternative, seeking monetary damages to be determined at trial but not less than $20 million (the “Dragon State Complaint”). We intend to contest the case vigorously or alternatively to settle the matter in an appropriate manner.

On October 30, 2014, in connection with a motion for a temporary restraining order and preliminary injunction filed by Dragon State against the Company and Mr. Chunfeng Tao, a consent order was issued by the District Court for the Southern District of New York whereby the Company and Mr. Chunfeng Tao agree that, notwithstanding anything contained in the certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock to the contrary ,the 5,333,334 shares of Series B preferred stock held by Dragon State have not been , and shall not be, automatically converted into shares of Company’s common stock, or any other security prior to the resolution of Dragon State Complaint; and the expiration of Series C and Series D warrants shall be tolled until that time as well.

Other than as set forth herein, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not Applicable.

(b)           Not Applicable.

(c )          Not Applicable

ITEM 3. Defaults upon Senior Securities

(a)           Not Applicable.

(b)           Not Applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

(a)           Not applicable.

(b)           Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

2.1	Share Exchange Agreement dated April 22, 2010 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on April 28, 2010)
2.2	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on May 19, 2010)
3.1	Amended Articles of Incorporation of Keyuan Petrochemicals, Inc. (f/k/a Silver Pearls, Inc.), filed with the Secretary of State of Nevada (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-1 filed on December 29, 2010).
3.2	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2010)
3.3	Amended Bylaws of Keyuan Petrochemicals, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 7, 2010)
4.1	Certificate of Designation of Rights and Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on April 28, 2010)
4.2	Certificate of Designation of Rights and Preferences of Series M Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 28, 2010)
4.3	Certificate of Designation of Rights and Preference of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 30, 2010)
10.1 *	Translation copy of circulating Fund Loan contract by and between Ningbo Keyuan Plastics Co., Ltd and Bank of Ningbo., Baizhang Branch dated August 28, 2014
10.2 *	Translation copy of loan contract by and between Ningbo Keyuan Plastics Co., Ltd and Ping An Bank., Ning Bo Branch dated August 29, 2014
31.1 *	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
32.1 *+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: December 3, 2014	Keyuan Petrochemicals, Inc.

	By:	/s/ Chunfeng Tao
Chunfeng Tao
Chief Executive Officer & President

	By:	/s/ Baojun Zheng
Baojun Zheng Acting Chief Financial Officer/Vice President of Accounting

