Form 10-K
period 2015-12-31
Keyuan Petrochemicals, Inc.
filed 2016-10-17
CIK 1326396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2015 AND 2014

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

COMMON STOCK WITH $0.001 PAR VALUE

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the securities Act. Yes ☐    No ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the 10,081,725 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $11,089,898 as of June 30, 2014, the last business day of the registrant’s second fiscal quarter of fiscal year 2014, based on the last sale price of the registrant’s common stock on such date of $1.10 per share, as reported on the Over-the-Counter Bulletin Board (“OTCBB”).

The aggregate market value of the 10,081,725 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $332,697 as of June 30, 2015, the last business day of the registrant’s second fiscal quarter of fiscal year 2015 based on the last sale price of the registrant’s common stock on such date of $0.033 per share, as reported on the Over-the-Counter Bulletin Board Pink Marketplace (“OTC Pink”).

As of October 13, 2016, the Registrant has 63,132,726 shares of common stock outstanding.

KEYUAN PETROCHEMICALS, INC.

TABLE OF CONTENTS

Annual Report on Form 10-K for the Years Ended December 31, 2015 and 2014

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this annual report on Form 10-K (this “Form 10-K”) to the “Company”, “Keyuan”, “we”, “us” or “our” are references to the combined business of Keyuan Petrochemicals, Inc. and its consolidated subsidiaries. References to “Sinotech Group” are references to our wholly-owned subsidiary, Sinotech Group Limited, a British Virgin Islands company, previously known as Keyuan International Group Limited; references to “Keyuan HK” are references to our wholly-owned Hong Kong subsidiary, Keyuan Group Limited; references to “Ningbo Keyuan” are references to our wholly-owned subsidiary, Ningbo Keyuan Plastics Co., Ltd., a Chinese company; references to “Ningbo Keyuan Petrochemicals” are to our wholly-owned subsidiary, Ningbo Keyuan Petrochemicals Co., Ltd., a Chinese company; references to “Keyuan Synthetic Rubbers” are references to our wholly-owned subsidiary, Ningbo Keyuan Synthetic Rubbers Co., Ltd., a Chinese company; references to “Guangxi Keyuan” are references to our partially-owned subsidiary (67.1% as if Hengyun Energy has already made full payment under the Investment Cooperation Agreement as described herein below,) Guangxi Keyuan New Materials Co., Ltd., a Chinese company; and references to “Zhongkexuneng” are references to our wholly-owned subsidiary, Zhejiang ZhongkeXuneng Trading Co., Ltd, a Chinese company. A structure chart is found in Item 1(b). References to “China” or “PRC” are references to the People’s Republic of China. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States of America.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. Such statements should not be unduly relied upon. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts or that are not present facts or conditions. Forward-looking statements and information can generally be identified by the use of forward-looking terminology or words, such as “anticipate,” “approximately,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “ongoing,” “pending,” “perceive,” “plan,” “potential,” “predict,” “project,” “seeks,” “should,” “views” or similar words or phrases or variations thereon, or the negatives of those words or phrases, or statements that events, conditions or results “can,” “will,” “may,” “must,” “would,” “could” or “should” occur or be achieved and similar expressions in connection with any discussion, expectation or projection of future operating or financial performance, costs, regulations, events or trends. The absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements and information are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions. There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to, those factors and conditions described under “Item 1A. Risk Factors” as well as general conditions in the economy, petrochemicals industry and capital markets, Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

Explanatory Note

Keyuan Petrochemicals, Inc. is filing this annual report on Form 10-K for the fiscal years ended December 31, 2015 and 2014 (the “Form 10-K”) as part of its efforts to become current in its filing obligations under the Exchange Act. Although we have regularly made filings through current reports on Form 8-K when deemed appropriate, this Form 10-K is our first periodic filing with the SEC since the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2014. Included in this Form 10-K are our audited financial statements for the fiscal years ended December 31, 2014 and 2015, which have not been previously filed with the SEC.

Our audited financial statements and related notes for the fiscal years ended December 31, 2014 and 2015 were audited by Marcum Bernstein & Pinchuk LLP (“Marcum BP”).

PART I

ITEM 1. BUSINESS.

GENERAL OVERVIEW

(a)	Nature of business

We, through our PRC operating subsidiaries, Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Keyuan Synthetic Rubbers, Guangxi Keyuan and Zhongkexuneng, are engaged in the manufacture and sale of petrochemical products and rubber in the PRC. Our operations include:

(1)	A production facility with an annual petrochemical production capacity of 720,000 metric tons (“MT”) of a variety of petrochemical products;

(2)	A Styrene-Butadiene-Styrene (“SBS”) production facility with a designed annual production capacity of 70,000 MT;

(3)	A Styrene-Ethylene-Butylene-Styrene (“SEBS”) production facility with a designed annual production capacity of 10,000 MT;

(4)	Facilities for the storage and loading of raw materials and finished petrochemical and rubber goods; and

(5)	Manufacturing technologies that can support our manufacturing process with relatively low raw material costs and high utilization and yields.

In January 2012, we signed a cooperation agreement with Fangchenggang City to build a new petrochemicals production facility in Guangxi Keyuan New Materials Industrial Park, Guangxi Province (the “Guangxi Project”). The estimated cost for the Guangxi Project is approximately $300 million. According to the cooperation agreement, the local government of Fangchenggang City agreed to grant land use rights for the facility.

On August 9, 2013, the Guangxi Project was approved by the local government of Fangchengang City. We were granted a land use right for 40 years for approximately 4,668,437 square feet of land, effective in 2014. In August 2013, we commenced engineering and facility construction. The preliminary investigation for foundation piling was completed in late October 2013. We completed the land leveling and finished the installation of waterpipes, electricity wires and basic pipelines at the end of 2014. We completed the technical design of the facility and the equipment at the end of 2015. We are currently arranging the tendering on the construction of the facility and major equipment. We expect to finish construction of the facility and installation of main equipment and pipelines by the end of 2017 and commence production by the end of 2018.

We believe that the Guangxi Project, as a part of our expansion plan, once it goes into operation, will improve our competitive positions by extending and expanding our supply chain and manufacturing base. The facility is expected to have an annual production capacity of 50,000 MT of Acrylonitrile Butadiene Styrene (“ABS”). We plan to fund the construction and operation of the Guangxi Project through outside financing. If such financing is not available on terms acceptable to us, the project will be delayed until appropriate financing is available. As a result, the timelines for the Guangxi Project described above are subject to adjustment pending the status of outside financing.

(b)	Organization

Keyuan Petrochemicals, Inc. (formerly known as “Silver Pearl Enterprises, Inc.”) was incorporated in the State of Texas on May 4, 2004 and redomiciled to Nevada on February 28, 2007.

On April 22, 2010, we entered into a share exchange agreement (the “Exchange Agreement”) with Sinotech Group, Delight Reward Limited (“Delight Reward”), a British Virgin Islands company and sole stockholder of Sinotech Group, and Denise D. Smith, our former principal stockholder. Pursuant to the terms of the Exchange Agreement, Delight Reward transferred to us all of its shares of Sinotech Group in exchange for 47,658 shares of our Series M convertible preferred stock (the “Share Exchange”). On an “as converted” basis, the Series M convertible preferred stock represented approximately 95% of our outstanding common stock immediately after the Share Exchange. The Series M convertible preferred stock voted with the common stock on an “as converted basis” and was converted into 47,658,000 shares of our common stock on December 28, 2010.

As a result of the Share Exchange, Sinotech Group became a wholly-owned subsidiary of us and Delight Reward became our controlling stockholder. The Share Exchange was accounted for as a reverse acquisition and recapitalization whereby Sinotech Group was deemed to be the accounting acquirer (and the legal acquiree).

On May 12, 2010, we formed a corporation under the laws of the State of Nevada called Keyuan Petrochemicals, Inc. as our wholly-owned subsidiary (the “Merger Subsidiary”). Effective as of May 17, 2010, the Merger Subsidiary was merged with and into us. As a result of the merger, our name was changed to “Keyuan Petrochemicals, Inc.” Prior to the merger, the Merger Subsidiary had no liabilities and nominal assets and, as a result of the merger, the separate existence of the merger subsidiary ceased. We are the surviving corporation in the merger except for the name change, and there was no change in our directors, officers, capital structure or business.

On August 8, 2010, we established a wholly owned subsidiary in China, Ningbo Keyuan Petrochemicals, through our subsidiary Keyuan HK. Ningbo Keyuan Petrochemicals was initially set up to engage in the sales and marketing for products produced by Ningbo Keyuan and, later, by Keyuan Synthetic Rubbers. However, in fact, Ningbo Keyuan and Keyuan Synthetic Rubbers have been selling their products directly and Ningbo Keyuan Petrochemicals has mostly assisted each subsidiary in training and recruiting sale persons as well as organizing marketing events.

On April 4, 2012, a wholly-owned, indirect subsidiary, Guangxi Keyuan, was formed for the purpose of developing the Guangxi Project.

On June 15, 2012, Keyuan Synthetic Rubbers was established as a wholly-owned PRC subsidiary of Ningbo Keyuan to engage in the production and sales of SBS and SEBS.

On May 13, 2014, Zhongkexuneng was incorporated by Sinotech Group which owns 75% of Zhongkexuneng and Ningbo Keyuan which owns 25% of Zhongkexuneng in Zhejiang province, China. Zhongkexuneng was formed for the purpose of trading petrochemical products.

On September 16, 2015, Ningbo Keyuan and Sinotech Group entered into an investment cooperation agreement with Ningbo Hengyun Energy Technology Co., Ltd (“Hengyun Energy”) (the “Investment Cooperation Agreement”), pursuant to which Sinotech Group agreed to transfer 32.88% of its equity interest in Guangxi Keyuan to Hengyun Energy subject to a payment of consideration of RMB 198,284,300 by Hengyun Energy (approximately $30.5 million) to be made by December 31, 2016. As the date of this report, Hengyun Energy has paid RMB 1,380,000 (approximately $0.2 million).

2

The current shareholding structure of the Company is illustrated in the following diagram. The diagram is presented as if Hengyun Energy has already made full payment under the Investment Cooperation Agreement:

(c)	Events during the Last Three Years

1.	Stock Repurchase Program.

On September 17, 2012, our Board of Directors authorized the repurchase of $2 million of our shares of common stock, par value $0.001 per share (the “Common Stock”) for up to $1.50 per share. On December 31, 2012, we engaged TriPoint Global Equities LLC (“TriPoint Global”) as our agent to design and execute the stock repurchase program in compliance with the requirements of Rule 10b5-1(c)(1) and Rule 10b-18 under the Exchange Act. In July 2014, we terminated the stock repurchase program after we purchased an aggregate of 425,110 shares of Common Stock. The following is a chart that provides details of the repurchases that we made.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that Remain Available for Purchased Under the Plans or Programs
December 1 - December 31, 2012	0	$0.00	0	$2,000,000
January 1 - January 31, 2013	11,200	$0.73	11,200	$1,991,861
February 1 - February 28, 2013	15,850	$0.77	15,850	$1,979,668
March 1 - March 31, 2013	90,504	$1.25	90,504	$1,866,488
April 1 - April 30, 2013	3,300	$1.44	3,300	$1,861,740
October 1 - October 31, 2013	618	$0.99	618	$1,861,126
November 1 - November 30, 2013	1,486	$0.80	1,486	$1,859,933
December 1 - December 31, 2013	3,190	$0.78	3,190	$1,857,440
January 1 - January 31, 2014	38,390	$0.69	38,390	$1,831,775
February 1 - February 28, 2014	55,366	$0.95	55,366	$1,779,177
March 1 - March 31, 2014	109,032	$1.07	109,032	$1,662,513
April 1- April 30, 2014	500	$1.08	500	$1,661,975
July 1 - July 31, 2014	95,674	$1.15	95,674	$1,551,950

2.	Settlement with the SEC.

On July 2, 2013, the United District Court for the District of Columbia issued a final judgment approving a settlement between us and the SEC. The settlement was reached on February 28, 2013 in a case filed by the SEC in the United States District Court for the District of Columbia against us, alleging that we have violated Sections 17(a)(2) and 17(a)(3) of the Securities Act which relate to making untrue statement or omitting a material fact resulting in misleading information during the sale of securities or a fraud or deceit upon purchasers. Sections 13(a) of the Exchange Act and Rule 13a-13 and Rule 12-20 thereunder which require, among other things, an issuer to timely file its periodic reports and other reports under the Exchange Act; and, Section 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act which relate to the requirements of making and keeping books, record and accounts in reasonable details and accuracy, and maintaining an internal accounting control system to provide reasonable assurances to accurate financial statements. Under the terms of the settlement, we, did not admit or deny the allegation of the complaint, paid a civil penalty of US$1 million and were permanently enjoined from violating certain securities laws.

3.	Settlement of the Class Action and the Derivative Action.

On February 13, 2014, the Brown Law Firm filed a derivative action suit (the “Derivative Action”) on behalf of the Company alleging certain and former current officers and directors of the Company had violated their fiduciary duties during the period from at least April 22, 2010 to October 20, 2011. The Company and the plaintiff entered certain settlement of the Derivative Action pursuant to the terms of a stipulation of settlement whereby we agreed to certain corporate governance reforms including expanding our nomination and corporate governance committee and adopting a related party transaction policy and an payment of $190,000 to plaintiff’s counsel. On October 5, 2015, United States District Court Southern District of New York entered an order granting final approval of the settlement. The Derivative Action was dismissed.

On November 15, 2011, the Rosen Law Firm filed a class action suit (the “Class Action”) on behalf of certain stockholders, alleging the Company had violated federal securities laws by issuing materially false and misleading statements and omitting material facts with regard to disclosure of related party transactions and effectiveness of internal controls in past public filings. After litigating the case for several years, the parties entered a stipulation of settlement in the aggregate amount of $2,650,000 in cash, plus interests, the terms of which United States District Court Southern District of New York entered an order granting final approval of on October 9, 2015. The Class Action was dismissed.

4.	Settlement with the holder of Series B preferred shares and Side Agreement with Majority Stockholder.

On October 28, 2014, Dragon State, an investor in our September 2010 Private Placement (as defined below), filed a complaint against, among others, the Company and Mr. Chunfeng Tao (“Tao”), seeking rescission of the securities purchase agreement in the September 2010 Private Placement (as defined below) and the return of $20 million, and in the alternative, seeking monetary damages to be determined at trial but not less than $20 million (the “Complaint”). At the closing of the September 2010 Private Placement, Dragon State purchased from us for an aggregate price of $20 million, 5,333,340 shares of our Series B preferred stock, 800,001 series C warrants to purchase 800,001 common shares, at a price of $4.50 per share (subject to adjustments), and 800,001 series D warrants to purchase 800,001 common shares at a price of $5.25 per share (subject to adjustments).

On July 11, 2016, we entered into a share purchase and settlement agreement (the “Settlement Agreement”) with Dragon State, Delight Reward, Keyuan HK, Ningbo Keyuan Petrochemicals, Ningbo Keyuan, and Keyuan Synthetic Rubbers (the Company, Keyuan HK, Ningbo Keyuan Petrochemicals, Ningbo Keyuan and Keyuan Synthetic Rubbers are collectively referred as the “Keyuan Group”), Tao, and Prax Capital Equity Management Co., Ltd., an affiliated party to Dragon State. Pursuant to the Settlement Agreement, Dragon State agreed to transfer the securities purchased in the September 2010 Private Placement to Delight Reward for a consideration of RMB 12,000,000 or the equivalent in US dollars at an interbank RMB/U.S. dollar exchange rate published by the People’s Bank of China on July 11, 2016 (the “PBOC FX Rate”). In addition, Delight Reward and Keyuan Group agreed to pay, and Dragon State agreed to accept, a settlement of RMB 6,000,000 or equivalent US dollars at the PBOX FX Rate to waive all claims and liabilities that Dragon State or its affiliated companies or individuals had brought or would bring against Delight Reward, Keyuan Group, Tao and their affiliates including the Complaint. These amounts were paid on July 15, 2016. On July 19, 2016, the United States District Court Southern District of New York entered an order granting final approval of the settlement. The Complaint was dismissed.

On August 4, 2016, Delight Reward entered into a side agreement with the Company (the “Side Agreement”). Under the Side Agreement, Delight Reward agreed not to claim, that the warrants transferred pursuant to the Settlement Agreement were exercisable, and agreed to pay us for each convertible share underlying the Series B preferred stock transferred pursuant to the Settlement Agreement, the highest sale price of the Company’s Common Stock per share as reported on the OTC Pink during a period commencing on the date of the Settlement Agreement and ending on August 4, 2016, which was $0.005 per share of Common Stock. The aggregate purchase price for the shares of Common Stock underlying the series B preferred stock was therefore $27,465.01. On August 8, 2016, these funds were paid in cash by Delight Reward. On August 10, 2016, the shares of Series B preferred stock were converted into 5,493,001 shares of Common Stock pursuant to the terms of the certificate of designation of series B preferred stock and the Side Agreement.

5.	Production Suspension.

During the second quarter of 2013, we conducted routine maintenance of our entire production facilities and suspended production for 41 days. This routine maintenance is standard and necessary in the petrochemical production industry and is undertaken every two years, depending on the condition of the facilities. As a result of the suspension, our total production for fiscal year 2013 decreased by approximately 98,000 MT and revenue decreased by approximately $110 million compared to fiscal year 2012.

During the fiscal year 2015, we suspended production for 85 days. On January 29, 2015, our Board of Directors approved a temporary suspension of operations of Ningbo Keyuan and Keyuan Synthetic Rubbers. The decision was made in connection with the continuingly depressed oil price in international markets occurring in June 2014 which materially negatively impacted us and our downstream distributors. As a result, we then did not have enough capital to maintain operations during the suspension, but we performed routine maintenance of our facilities during such time. We resumed operation in April 2015 when we observed the recovery and stabilization of international oil prices.

As a result of the suspension, our total production of finished products for the fiscal year 2015 decreased by approximately 71,000 MT and revenue for the fiscal year 2015 decreased by approximately $179 million compared to the total production of finished products and revenue for the fiscal year 2014, respectively.

(d)	Other Historical Events

1.	April-May 2010 Private Placement.

In April and May, 2010, we offered and sold to an aggregate of 122 accredited investors 748,704 units of securities at a purchase price of $35 per unit, for a total gross proceed of $26,204,640, consisting of, in the aggregate, (a) 6,738,336 shares of Series A convertible preferred stock, par value $0.001 per share, convertible into the same number of shares of Common Stock (subject to adjustments), (b) 748,704 shares of Common Stock, (c) 748,704 three-year Series A warrants to purchase up to 748,704 shares of Common Stock, at an exercise price of $4.50 per share (subject to adjustments), and (d) 748,704 three-year Series B warrants to purchase up to 748,704 shares of Common Stock, at an exercise price of $5.25 per share (subject to adjustments) (the “April-May 2010 Private Placement”). The units were issued in accordance with the exemption from the registration provisions of the Securities Act. (Subsequent litigation relating to this private placement is described above.)

2.	September 2010 Private Placement.

On September 28, 2010, we closed a private placement, for aggregate gross proceeds of $20,250,000, of a total of 540,001 units of securities at a purchase price of $37.50 per unit, each unit consisting of (a) 10 shares of Series B convertible preferred stock, (b) 1 three year Series C warrant to purchase 1.5 shares of Common Stock, at an exercise price of $4.50 per share (subject to adjustments), and (c) 1 three year Series D warrant to purchase 1.5 shares of Common Stock, at an exercise price of $5.25 per share (subject to adjustments) (the “September 2010 Private Placement”) in reliance upon the exemption from the registration provisions of the Securities Act. (Subsequent litigation relating to this private placement is described above.)

3.	Independent Investigation and NASDAQ Delisting.

In connection with the preparation of our annual report on Form 10-K for the year ended December 31, 2010, on or about March 24, 2011, KPMG, our former independent auditor, raised certain issues primarily relating to certain cash transactions and recorded sales and requested that our Audit Committee conduct an independent investigation. Based on the issues raised by KPMG, on March 31, 2011, our Audit Committee elected to commence an independent investigation (the “Investigation”) on the issues raised and engaged the services of independent counsel, Pillsbury Winthrop Shaw Pittman LLP (“Pillsbury”), which in turn engaged Deloitte Financial Advisory Services LLP (“Deloitte”), as independent forensic accountants, and King & Wood Mallesons (“King & Wood”), as Audit Committee counsel in China (Pillsbury, Deloitte and King & Wood are collectively referred herein as the “Investigation Team”). On September 28, 2011, the Investigation Team completed the investigation.

Prior to the Investigation, our Common Stock was quoted on the Nasdaq Stock Market under the symbol “KEYP”. On April 1, 2011, in connection with the commencement of the investigation, trading in our Common Stock was halted by Nasdaq Stock Market. On October 3, 2011, we provided the Nasdaq Hearings Panel with a copy of the final investigation report along with a comprehensive list of remedial actions we had taken and were committed to taking to remediate the accounting and internal control issues. On October 5, 2011, we were notified that the Nasdaq Hearings Panel exercised its discretionary authority pursuant to NASDAQ Listing Rule 5101 to delist our securities from the Nasdaq Stock Market. On October 7, 2011, our stock began trading on the OTC Pink under the symbol “KEYP”.

OUR PRODUCTS

We manufacture and supply a variety of petrochemical and rubber products, including petrochemical products such as Benzene Toluene-Xylene Aromatics (“BTX Aromatics”), propylene, styrene, liquid petroleum gas (“LPG”), Methyl Tertiary Butyl Ether (“MTBE”) and rubber products such as SBS and SEBS, each of which is described below, and other products.

Petrochemical Products:

●	BTX Aromatics: consisting of benzene, toluene, xylene and other chemical components for further processing into plastics, gasoline and solvents materials widely used in paint, ink, construction coating and pesticide.

●	Propylene: a chemical intermediate as one of the building blocks for an array of chemical and plastic products that are commonly used to produce polypropylene, acrylonitrile, oxo alcohols, propylene oxide, cumene, isopropyl alcohol, acrylic acid and other chemicals for paints, household detergents, automotive brake fluids, indoor/outdoor carpeting, textile, insulating materials, auto parts and electrical appliances.

●	Styrene: a precursor to polystyrene and several copolymers widely used for packaging materials, construction materials, electronic parts, home appliances, household goods, home furnishings, toys, sporting goods and others.

●	LPG: a mixture of hydrocarbon gases used as fuel in heating appliances and vehicles. It is also a replacement for chlorofluorocarbons as an aerosol propellant and a refrigerant, which we believe reduces damage to the ozone layer.

●	MTBE & Other Chemicals: MTBE, oil slurry, sulphur and others are used for a variety of applications including fuel components, refrigeration systems, fertilizers, insecticides and fungicides.

Rubber Products:

●	SBS: consisting of styrene and butadiene, widely used for waterproofing building material, asphalt modification, furniture, shoe sole material, tubes, tape, auto parts and electrical appliances.

●	SEBS: Styrene-Ethylene-Butylene-Styrene, a product similar to SBS but we believe with a more durable product feature.

In addition, we will start producing ABS once we complete the construction of the facility in Guangxi and the trail production.

PRODUCTION CAPACITY AND PRODUCTION FACILITIES

Our annual designed manufacturing capacity is 720,000 MT in the aggregate of these products. Our annual designed capacity for SBS production facility is to 70,000 MT and for SEBS production facility is to 10,000 MT. Additionally, we have a total of 134,000 MT of storage capacity, consisting of 84,000 MT of storage capacity for raw materials and 50,000 MT for finished products. We also own a dock in Ningbo, China which can directly unload foreign cargo vessels under the 50,000 MT cargo capacity to our dock.

In addition, the construction of an oil catalytic cracking processing facility was completed by the end of 2014. It is used as an extension of our catalytic pyrolysis processing equipment. This facility can reduce production costs and the market risk in the purchase of raw materials, and improve the stability and efficiency of project production of heavy oil to 200,000 MT of heavy oil per year.

Facilities for Petrochemical Products

Product	Amount of Production Lines	Location of Facility	Designed Manufacturing Capacity (MT)		Actually Production (MT)		Utilization Rate
			2014	2015	2014	2015	2014		2015
BTX Aromatics	1	Ningbo, Zhejiang Province	300,000	300,000	209,385	235,347	75%		78%
Propylene	1	Ningbo, Zhejiang Province	50,000	50,000	28,986	21,713	58%		43%
Styrene	1	Ningbo, Zhejiang Province	80,000	80,000	80,815	65,695	101	%(1)	82%
LPG	1	Ningbo, Zhejiang Province	100,000	100,000	63,196	61,366	63%		61%
MTBE and other chemicals	1	Ningbo, Zhejiang Province	190,000	190,000	201,213	118,293	106	%(1)	62%
Total	5	N/A	720,000	720,000	586,775	502,414	N/A		N/A

(1)	We use industrial standard designed manufacturing capacity based on equipment and facility. In the case that a facility is operated efficiently, the actual production can exceed the designed manufacturing capacity.

Facilities for Advanced Petrochemical and Rubber Products

Product	Amount of Production Lines	Location of Facility	Designed Manufacturing Capacity (MT)		Actually Production (MT)		Utilization Rate
			2014	2015	2014	2015	2014	2015
SBS (1)	2	Ningbo, Zhejiang Province	70,000	70,000	16,976	29,828	24%	43%
SEBS (2)	1	Ningbo, Zhejiang Province	10,000	10,000	1,746	2,355	17%	24%
Total	3	N/A	80,000	80,000	18,713	32,183	N/A	N/A

(1)	Our SBS facility was completed in September 2011. It currently has two production lines in commercial production. SBS generally has a higher product margin compared to other petrochemical products we are producing and a wide range of applications in the footwear, adhesive, polymer modification and modified asphalt industries.

(2)	Our SEBS facility started full production in fiscal year 2014.

EXPANSION

All of our facilities, except for the SBS and SEBS facility, have been operating since 2009. Therefore, those older facilities generally provide us with a stable output. While we are continuously working on existing equipment upgrades to increase production, we realize that optimizing the utilization rates for our current facilities is currently not sufficient to meet increasing customer demands. More specifically, increasing market demand for tire and auto parts has resulted in increasing market demand for styrene and ABS; and higher requirements related to environmental protection imposed by the PRC government have led to greater demand for transformer oil and catalytic cracking oil. Based on these market trends, we completed the construction of an oil catalytic cracking processing facility by the end of 2014. And we are more recently focused on the following improvements to our infrastructure to expand our manufacturing capacity:

●	Constructing an ABS production facility in Guangxi Province. We completed the technical design of the facility and the equipment at the end of 2015. We are currently arranging the tendering on the construction of the facility and major equipment. We expect to finish construction of the facility and installation of main equipment and pipelines by the end of 2017 and commence production by the end of 2018 with an annual production capacity of 50,000 MT of ABS;

●	Upgrading our facility for styrene to increase annual design capacity of ethylene-styrene from 80,000 MT to 200,000 MT, of which 120,000 MT can be used for producing synthetic materials and 80,000 MT can be sold to downstream petrochemical companies;

●	Constructing a transformer oil facility using hydrogen from the ethylene-styrene facility so that we can complete a double hydrogenation process on original products (such as BTX Aromatic) for refining transformer oil and producing high value transformer oil with a design capability of 100,000 MT per year. Construction of the main facility column was completed at the end of October 2013. We are currently performing the assembly and installation and expect to start production by the end of March 2017; and

●	Adding 50,000 MT of new storage capacity, after which our total storage capacity will be 150,000 MT. We completed construction of two new tanks with approximately 34,000 MT of new storage in 2013 which became operational at the end of 2013 after being approved by the local environmental department. The facility for the remaining 16,000 MT of new storage capacity is under construction. We expect to complete the construction at the end of 2016 and start operation in early 2017.

The total estimated cost of our expansion plan is approximately $372.5 million, including $300 million for Guangxi Project, $30 million for the transformer oil facility, $40 million for the increased annual design capacity of ethylene-styrene, and $2.5 million for additional storage capacity. Upon completion of our expansion described above, our total production capacity is expected to reach 1,270,000 MT per year comprised of our current petrochemical production of 720,000 MT, SBS of 70,000 MT, SEBS of 10,000 MT, additional styrene of 120,000 MT, catalytic cracking oil of 200,000 MT, ABS of 50,000 MT, and transformer oil of 100,000 MT.

Our current estimate of our expansion schedule is as follows. However, we are continuing our evaluation of timelines for our expansion projects based on our financial situation and market conditions.

Expansion Project	Expected Completion Date
Ethylene-Styrene Facility	End of Q1, 2017
Transformer Oil Facility	End of Q1, 2017
ABS Production Facility	End of Q4, 2017(1)
New storage capacity of 16,000 MT	End of Q4, 2016

(1)	The construction of the ABS facility and installation of main equipment and pipelines is expected to be completed by the end of 2017 and production is expected to be started by the end of 2018.

PETROCHEMICAL MARKET IN CHINA

Based on a report of China Petroleum and Chemical Federation, despite the declining growth in PRC economy and the drop in international crude oil price, the petroleum and chemical industry is expected to maintain a stable growth in 2016 with the support from PRC government. The net profit in the petroleum and chemical industry in 2015 was RMB 7 billion (approximately $1.12 billion), a decrease of 18.3% compared to 2014. The turnover of the petroleum industry in 2015 was RMB 3.9 million (approximately $0.6 million), a decrease of 20.5% compared to the turnover of RMB 4.9 million in 2014, and the turnover of chemical industry in 2015 was RMB 8.8 billion (approximately $1.4 billion), an increase of 1.5% compared to the turnover of RMB 8,709 million (approximately $1.4 billion) in 2014. (data source: http://www.askci.com/news/chanye/2016/02/14/1453914mc.shtml)

China’s increasing domestic demand for petrochemical and rubber products has exceeded the domestic supply in the past several years, and as a result, China has imported petrochemical products to meet domestic demand, which is expected to continue for a number of years. More specifically,

●	China imported 1.2 million MT of benzene in 2015 and 0.6 million MT of benzene in 2014

●	China’s import of xylene changed from 85 million MT in 2014 to 73 million MT in 2015.

●	China’s imported 305 million MT of propylene in 2014 and 277 million MT in 2015

●	China imported 374 MT of butadiene in 2015 and 373 MT in 2014.

●	China imported 28 million MT of styrene in 2015 and 20 million MT in 2014. (data source: data from the website of General Administration of Customs of PRC )

ENVIRONMENTAL PROTECTION AND SAFETY MEASURES

We are committed to environmental protection, facility safety and quality control throughout the design, maintenance and growth of our operating facilities and manufacturing process.

Environmental Protection

We have taken various measures to meet national standards and ensure our environmental compliance. For example, we recycle the water for cooling in our production process and large amounts of water can be saved through recycling. Sulfurated hydrogen generated in production is sent to the facility for sulfur recovery. The waste water and waste gas is treated by our sewage water treatment station and emissions control facility to meet the national standards before discharge. The industrial residue and garbage is sent to qualified companies for safe treatment.

Currently we are in compliance with all environmental requirements and our facilities have passed inspections conducted by local environmental departments.

Safety Measures

We have not had any safety accidents since the commencement of our operations except three accidents occurred during the year ended December 31, 2014. In May 2014, during an inspection of a solvent tower, a worker sent by the independent tower constructor accidently fell off the tower and drowned, and one of our employees fell and drowned after attempting a rescue. In June 2014, during the maintenance of the dock, three workers sent by an independent maintenance contractor commenced operations without pre-clearance with us and fell into the sea. Two were rescued and one drowned. In September 2014, there was an explosion in a temporary storage tank during the installation of a new pipeline causing one death and two injuries. These accidents caused a total loss of RMB 53 million (approximately $8.5 million). Though these accidents were caused by the workers’ failure to comply with the operational manual, we realized that we should create a more comprehensive safety management system:

(1)	Prior to the end of 2014, our general manager of operation was also responsible for safety control. At the end of 2014, we hired a general manager in charge of safety control and management. The safety general manager overrides any operational decision that is not in compliance with safety measures and requirements. As of the date of this report, we have 15 employees in safety management and control department including 2 certified safety experts and 3 registered safety control engineers;

(2)	We make every September 20 a “safety alert day” and organize safety training and seminars for all employees;

(3)	In 2015, we improved our safety management system and incentivized operators and managers with monetary awards and penalties;

(4)	We no longer operate during holidays and weekends except for urgent repairs;

(5)	We set up triple checking procedures of operators’ protection equipment to ensure the safety of operators; and

(6)	Our managers and safety department employees examine the facility every morning before commencing operation.

Our current safety control measures include:

(1)	A distribution control system;

(2)	An emergency shutdown mechanism;

(3)	An automatic interlocking system;

(4)	A detection & alarm system for flammable and toxic gas;

(5)	A fire detection & automatic sprinkler system; and

(6)	A real-time system and process monitoring system.

We are currently in compliance with all governmental and internal safety requirements and all of our facilities have passed the inspection conducted by local authorities.

Quality Control

Our petrochemical and rubber products have met all applicable national standards for petrochemical and rubber products set by the General Administration of Quality Supervision, Inspection and Quarantine of the PRC.

OUR TECHNOLOGY AND INTELLECTUAL PROPERTY

We have proprietary manufacturing technologies.

Specifically, we possess the technology to use heavy oil as one of our raw materials, instead of naphtha which is a commonly used feedstock in the petrochemical production industry. Heavy oil is approximately 15% cheaper per ton and more readily available than naphtha.

In addition, we use enhanced technologies in our production process so that we spend less and have greater efficiency. Our proprietary catalytic pyrolysis process uses a set of dual risers for one precipitator and one regenerator, while the commonly used fluidized catalytic cracking process uses one riser for one precipitator and one regenerator. The set of dual risers for one precipitator and one regenerator are integrated into one complete process, which provides for ease of operation, higher operation efficiency and higher reaction temperature. A catalytic pyrolysis process with high temperatures can generally produce more olefin hydrocarbon based products compared to other equipment using low temperatures for the same products.

Our management consider our manufacturing technologies and manufacturing design important to our business, and have taken steps to protect these technologies, including the following:

●	In 2011, we were granted a patent for our Multiple Ethylene Propylene (“MEP”) technology (#ZL-2010-2-0191523.6) by the National Intellectual Property Bureau in China. MEP is a technology used in our existing production process. We developed this proprietary production process that improves the manufacturing efficiency and flexibility for a wide range of petrochemical products and applies to a processing technology used in the production of ethylene and propylene. It allows us to use lower grade feedstock (such as heavy oil) instead of a higher grade feedstock commonly used in other existing petrochemical production processes, and thus improves the yield and utilization rate of the production line.

●	In 2013, we received patent approvals for three devices used in the production process for (1) Acrylonitrile: Fluidization Reaction System of Acrylonitrile (#ZL-2012-2-0381020.4), (2) Cooler of Acrylonitrile Gas (#ZL-2012-2-0382047.5), and (3) Absorption Tower of Acrylonitrile (#ZL-2012-2-0381066.6), respectively. The techniques behind these devices were developed together with East China University of Science and Technology. These devices improve our output capacity and recovery rates in addition to decreasing discharge waste.

●	In 2013, we were granted a patent for “the synthetic method for transparent segmented copolymer” (#ZL-2012-1-0005678.9). This method is not only to expand the range of our SBS products, but also to increase the “K resin” content in styrene.

●	In 2014, we were granted two SEBS patents for Keyuan Synthetic Rubber: KYSEBS1310 and KYSEBS1320 by National Intellectual Property Bureau in China.

●	We submitted a trademark application for Ningbo Keyuan logo with the State Administration for Industry and Commerce, Trademark office in October, 24, 2012 and successfully granted such trademark in March 14, 2014, effective from March 14, 2014 to March 13, 2024.

In addition to patent protection, we have entered have confidentiality and license agreements with certain employees, customers and others to protect the confidentiality of our technologies.

OUR LOCATION

Our operation and storage facilities are located in a port at the ocean-front and next to the East China Sea, which is in close proximity to suppliers and customers. We believe that being located near a port provides us with the advantage of lower logistics cost and easier access to raw materials. In addition, being located in Qingshi Industrial in Ningbo gives us convenient access to skilled labor and industry resources.

We own an on-site ocean shipping dock with 50,000 MT of shipping capacity and a 10-truck loading/unloading capacity. Approximately 90% of our feedstock and finished products use this shipping dock. We are currently upgrading the classification of our own dock so that we can unload foreign cargo vessels under the 50,000 MT cargo capacity to our dock directly. We expect that the upgrade will be completed by the end of 2017 and we will be able to save additional logistics costs and storage fees once it is completed, as we will be able to unload certain cargoes directly rather than paying a third party to do so.

Our Guangxi Project is located in Fangchengang city, an important port for Guangxi province, and other than Beihai, the only major Chinese port on the Tonkin Gulf. The storage and logistics costs are generally lower in Fanchengang city compared to in other ports in China.

SALES AND PRICING

Sales

Most of our customers pay in advance to buy our products. To core customers with excellent credit history, we may grant credit sales, which is part of our strategy to maintain customer relationships.

In order to meet customers’ demands, we have improved our manufacturing technologies and streamlined our conversion process to achieve an approximate 30 days’ raw material-to-sales cycle.

Pricing

Our raw material price fluctuations are primarily attributable to fluctuations of international oil prices and market changes of supply and demand. We set our selling prices based upon benchmark prices published by national petrochemical companies, and/or through individually negotiated prices with customers.

CUSTOMERS

Customers for Petrochemicals Products

Our main customer base for petrochemicals products is downstream petrochemicals manufacturers who use our products as raw materials for their own products such as polystyrene, isoprene, dicyclopentadiene, acrylic acid, oil fuel products and other chemical products and distributors (trading companies) located in and near the Yangtze River Delta and Pearl River Delta who sell our products to petrochemicals derivative companies and manufacturers.

We engage distributors as customers mainly because:

(1)	Distributors customarily pay the entire purchase price prior to shipment, while end-users often request credit payment terms; and

(2)	Using distributors decreases our overhead by allowing for a more streamlined sales force as distributors normally require less efforts in maintaining relationship and potentially order more than individual companies. For instance, end-users often require more regular visits and a more highly specialized sales team to work with.

In order to estimate the total orders for a year, we conduct surveys with our major customers to obtain their preliminary orders for the next one or two years and update the information annually. We enter into purchase contracts with customers on an order-to-order basis. In each order, price is determined based on market price and negotiation, and the quantity is specified based on (1) the customer demand for a particular order and (2) our capability to satisfy that particular order.

Our five largest customers accounted for 33% and 27% of the sales for the years ended December 31, 2015 and 2014, respectively. We anticipate that our overall customer composition and the concentration of our top customers will decrease as we expand our business and modify our product portfolio to include new products and higher-margin products; however, we can give no assurance that this will be the case.

Customers for SBS Products

The sales for SBS products commenced at the end of 2011. Our main customer base for SBS products is the trading agents located in the Yangtze River delta, South China and Northern cities in China such as Hebei and Shangdong and end-user factories who purchase our SBS as raw materials for their various products, such as shoe sole material, adhesive, waterproof rolling material, asphalt and plastic modifier.

We controlled approximately 2.9% of the domestic SBS market in 2014. In 2015, our domestic SBS market share increased to 5.1%. (data source: http://www.chem999.com) Our main SBS products, such as shoe sole material and asphalt modifier, were traded through agents in 2015. We engage agents as our main customers primarily because:

(1)	Trading agents pay 30% in advance when placing their order and pay the rest before shipment, and

(2)	Using trading agents decreases our overhead by allowing for a more streamlined sales force, as trading agents do not require regular client visits or a highly specialized sales team to maintain the relationships.

To maintain and develop our relationship with SBS customers, we set up a customer relationship department to closely monitor and timely respond to customers’ requests and feedback, as well as a technical team in charge of improving product quality and adjusting product chemical features to meet different requirements from customers. We also developed a team comprised of product managers, each of whom is responsible for one SBS product. They are given authority to work with the customer relationship department, the factory and the agent, to offer a prompt solution to various needs.

We also have monthly meetings with our major SBS customers to obtain their preliminary orders. Because the price of SBS fluctuates frequently and we do not have a warehouse distribution system, the price of SBS usually includes shipment cost.

Customers for SEBS Products

Our SEBS facility started full production in fiscal year 2014. Customers of SEBS products during the fiscal year 2015 and 2014 include trading agents and end-user factories. Most of our SEBS customers are located in Southern and Eastern China such as Zhejiang, Jiangsu and Fujian. Advance payments or down payments are required for all orders from both the agents and end users. We have two SEBS patents for Keyuan Synthetic Rubber: KYSEBS1310 and KYSEBS1320. The sales to trading agents in 2015 accounted for 56% and 79% of the total sales of SEBS under each patent license, respectively.

GOING CONCERN AND MANAGEMENT’S PLANS

For the year ended December 31, 2015, we reported net loss of approximately $60.5 million. For the year ended December 31, 2015, net cash used in operating activities was $112.5 million. At December 31, 2015, we had working capital deficits of approximately $284.6 million.

Although we continue to finance our operations primarily through short-term bank borrowings and management’s realignment of product profiles, along with the general stabilization of the petrochemical industry in China, our operation resulted in net loss of $60.5 million in 2015 compared to a net loss of $47.1 million in 2014 and a net profit of $4.6 million in 2013.

Short-term bank borrowings and notes payable amounted to approximately $695 million at December 31, 2015.

These matters raise substantial doubt about the company’s ability to continue as a going concern.

Management expects that short-term bank borrowings will continue to be available through the following 12 months from the date of this report. Since we have not defaulted on previous short-term bank borrowings, we believe the good credit history will allow us to renew our short-term bank borrowing when they mature. Furthermore, management expects that the petrochemical industry in China will continue to stabilize, and that demand for downstream products (such as auto, home appliances and dyes) will grow after several years of contraction. As such, management expects that the Company will resume profitability in the next few years.

As reported in our financial statements for the years ended December 31, 2015 and 2014, we continue to benefit from favorable PRC tax policies related to consumption tax. As of December 31, 2015, we had consumption tax recoverable of approximately $44.4 million. As of July 31, 2016, all outstanding tax recoverable as of December 31, 2015 was refunded.

We believe that the Company’s cash, working capital and access to cash through its bank loans, assuming they will remain available to us through the following 12 months from the date of this report, provide adequate capital resources to fund its operations and working capital needs through at least 12 months from the date of this report.

We are also exploring sources of additional financing, including short-term financing from our vendors and other parties and potential equity financing if the terms are acceptable to us. In addition, we are closely monitoring our cash balance, cash needs and expense levels.

Our ability to continue as a going concern is dependent upon management’s ability to implement our expansion plan, obtain additional capital and generate net income and positive cash flows from operations. There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to us, if at all.

Short-term Bank Borrowings

We have entered into short-term loan agreements with our primary lenders such as Bank of China, China Construction Bank and Agricultural Bank of China. As of December 31, 2015, December 31, 2014 and December 31, 2013, we had an aggregate principal amount of approximately $361 million, $568 million and $424 million outstanding under the loan agreements. The short-term borrowings usually mature from two months to twelve months and the loan agreements were mainly guaranteed by third parties and individual persons or secured by a lien on our property and equipment. Historically, all debts due have been paid back by the Company in a timely manner. All short-term bank loans are revolving loans, and the lenders generally agree to extend the loans upon maturity if we request. As the date of this report, we have timely repaid or renewed all short-term bank loans. As of December 31, 2015, December 31, 2014 and December 31, 2013, we were in compliance with the terms of our loan agreements. As such, management expects outstanding bank loans will be extended if not paid back upon maturity. Depending on our capital needs, we evaluate whether to apply for additional long-term bank loans. We currently have sufficient lines of credit with our primary lenders for both short-term and long-term borrowings for our operations.

GOVERNMENT REGULATION

As a U.S. public company and a Nevada corporation, we are subject to various U.S. and Nevada laws and regulations such as U.S. securities laws, banking laws and Nevada Revised Statutes. In addition, we are subject to various Chinese laws and regulations because we operate in China and have PRC subsidiaries. This section sets forth a summary of the most significant Chinese laws and regulations that may affect our operation in China or our stockholders’ right to receive dividends and other distributions of profits from our PRC subsidiaries.

Foreign Investment in PRC Operating Companies

Under the current Chinese regulations, the petrochemical and rubber industry is categorized as an industry in which foreign investment is permitted, therefore, our PRC subsidiaries are permitted to accept foreign investment and ownership.

Regulation of Foreign Currency Exchange

Foreign currency exchange in the PRC is governed by a series of regulations, including but not limited to the Foreign Currency Administrative Rules of 1996, as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange of 1996, as amended. Under these regulations, foreign investment enterprises (the “FIEs”) may exchange RMB into foreign currency without the approval of State Administration of Foreign Exchange (“SAFE”) for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign currency to pay dividends. However, the relevant Chinese governmental authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to approvals from SAFE.

Regulation of FIEs’ Dividend Distribution

The principal laws and regulations in China governing distribution of dividends by FIEs include:

(1)	The Sino-foreign Equity Joint Venture Law of 1979, as amended, and the Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law of 1983, as amended;

(2)	The Sino-foreign Cooperative Enterprise Law of 1988, as amended, and the Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law of 1995, as amended; and

(3)	The Foreign Investment Enterprise Law of 1986, as amended, and the Regulations of Implementation of the Foreign Investment Enterprise Law of 1990, as amended.

Under these regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, a wholly-owned foreign enterprise in the PRC is required to set aside at least 10% of its respective accumulated profits each year, if any, as reserved funds unless such reserved funds have reached 50% of its registered capital. These reserved funds are not distributable as cash dividends.

Regulation of Foreign Direct Investment in China

Under current Chinese regulations including but not limited to Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment promulgated by SAFE in November 2012 and Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors promulgated by SAFE in May 2013, foreign institution and individuals must register with SAFE and/or its local branches for their direct investment in China. When opening various special purposes foreign exchange accounts (e.g., pre-establishment expenses account, foreign exchange capital account, and guarantee account), banks process foreign exchange relating to the direct investment in China based on the registration information provided by SAFE and its branches.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies (the “Notice 75”). SAFE also issued implemented rules to Notice 75. Notice 75 and its implementation rules require PRC residents (including both corporate entities and natural persons) to register with SAFE or its competent local branch in connection with their direct or indirect shareholding in any company outside of China referred to as an “special purpose company” (the “SPV”). Under Notice 75, an SPV refers to an offshore entity established or controlled, directly or indirectly, by PRC residents for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents in onshore companies. In addition, any PRC resident that is the stockholder of an SPV is required to amend his or her SAFE registration with the SAFE or its competent local branch, with respect to that SPV in connection with any of increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. The SAFE regulations require retroactive approval and registration of direct or indirect investments previously made by PRC residents in SPVs. PRC subsidiaries of an SPV are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s stockholders who are PRC residents in a timely manner. In the event that a PRC residential stockholder with a direct or indirect investment in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profits to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with SAFE approval and registration requirements described above could result in liability under PRC law for foreign currency exchange evasion.

Uncertainty remains as to how certain procedures and requirements under the aforesaid SAFE regulations will be enforced, and it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. Although we have requested PRC residents who, to our knowledge, hold direct or indirect interests in our Company to make the necessary applications, filings and amendments as required under Notice 75 and other related rules, we do not believe that our PRC residential stockholders have completed such approvals and registrations required by the SAFE regulations. We will attempt to comply, and attempt to ensure that all of our stockholders subject to these rules comply with the relevant requirements. We cannot, however, assure the compliance of all of our China-resident stockholders. Any current or future failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the Chinese government, including restrictions on certain of our subsidiaries’ ability to pay dividends or hinder our investment in those subsidiaries or affect our ownership structure, which could adversely affect our business and prospects.

Regulations on Employee Stock Option Plans

In December 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In February 2012, SAFE promulgated the Notice on Issues Related to Foreign Exchange Administration on Domestic Individuals' Participation in Equity Incentive Plans of Overseas-Listed Company. Under current effective rules, if a PRC resident participates in any equity incentive plan of an oversea publicly-listed company, a qualified PRC domestic agent must, among other things, file on behalf of such participant an application with SAFE to conduct the SAFE registration with respect to such equity incentive plan and obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with the exercise or sale of stock options or other securities such participant holds. Such participating PRC residents' foreign exchange income received from the sale of stock and dividends distributed by the overseas publicly-listed company must be fully remitted into a PRC collective foreign currency account opened and managed by the PRC agent before distribution to such participants.

Further, the Ministry of Finance, and the State Administration of Taxation (the “SAT”) jointly issued a notice and its implementing rules concerning the individual income tax on earnings from employee share options, which require that domestic companies that implement employee share option programs shall (1) file with the local tax authorities having jurisdiction over them (i) the employee share option plans and other relevant documents before implementing such employee share option plans; and (ii) share option exercise notices and other relevant documents before the employees exercise share options; (2) clarify whether shares issuable under employee share options are the shares of publicly listed companies; and (3) withhold taxes from PRC employees in connection with PRC individual income tax.

We and our PRC employees who participated in the employee stock incentive plan, which we adopted in 2010, are subject to these regulations. We and our PRC option grantees have not completed the registrations under these regulations. We cannot assure you that we and our PRC option grantees will be able to complete the required registrations. Any current or future failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the Chinese government, which could adversely affect our business and prospects.

Government Regulations Relating to Taxation

According to the PRC Enterprise Income Tax Law (the “EIT Law”) promulgated by the National People’s Congress, FIEs and domestic companies are subject to a uniform tax rate of 25%.

The EIT Law and its implementing rules provide that an income tax rate of 10% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises” that (1) do not have an establishment or place of business in the PRC, or (2) have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payer acting as the obligatory withholder under the EIT Law, and therefore such income taxes generally called withholding tax in practice. Such income tax may be exempted or reduced by the State Council of the PRC or pursuant to a tax treaty between the PRC and the jurisdictions in which our non-PRC stockholders reside. For example, the 10% withholding tax is reduced to 5% pursuant to the Double Tax Avoidance Agreement Between Hong Kong and Mainland China if a Hong Kong resident enterprise owns more than 25% of the registered capital in a company in the PRC and is determined by the competent PRC tax authority to have satisfied the other conditions and requirements under such Double Tax Avoidance Agreement Between Hong Kong and Mainland China and other applicable laws. We are a U.S. holding company and substantially all of our income is derived from dividends we receive from our subsidiaries located in the PRC. Thus, if Keyuan HK are considered as a “non-resident enterprise” under the EIT Law and the dividends paid to Keyuan HK by our subsidiaries in the PRC are considered income sourced within the PRC, such dividends may be subject to a withholding tax at a rate up to 10%.

For the years ended December 31, 2015 and 2014, Ningbo Keyuan, Ningbo Keyuan Petrochemical, Keyuan Synthetic Rubbers, Zhongkexuneng and Guangxi Keyuan were subject to 25% tax rate. On June 30, 2014, Guangxi Keyuan has obtained the recognition from the tax authorities for the qualification to enjoy the Western Development Enterprise Preferential Tax Policy, which applies a favorable tax rate of 15% from the year that it generates revenue to year 2020. We expect Guangxi Keyuan to generate revenue in 2018.

Regulations on Work Safety

Work safety in China is governed primarily by the following regulations:

1.	The 2002 Work Safety Law of the PRC, as amended, providing general work safety requirements for entities engaging in manufacturing and business activities within the PRC.

2.	The 2002 Regulation on Work Safety Licenses, as amended (“RWSL”), adopted by the State Council, requiring enterprises engaging in the manufacture of dangerous chemicals to obtain a work safety license with a term of three years.

3.	The 2004 Measures for Implementation of Work Safety Licenses of Dangerous Chemicals Production, as amended, promulgated as implementing measures to RWSL, providing that entities producing dangerous chemicals are required to obtain work safety licenses pursuant to specific requirements, and detailed and comprehensive requirements and conditions for obtaining work safety licenses for dangerous chemicals production.

4.	The 2002 Regulations on the Safety Administration of Dangerous Chemicals, as amended (“RSADC”), setting forth general requirements for manufacturing and storage of dangerous chemicals in China. The RSADC requires that companies manufacturing dangerous chemicals establish and strengthen their internal regulations and rules on safety control and fulfill the national standards and other relevant provisions of the PRC. In addition, according to the RSADC, companies that manufacture, store, transport or use dangerous chemicals shall be required to obtain corresponding approvals or licenses with the State Administration of Work Safety and its local branches and other proper authorities. Companies that manufacture or store dangerous chemicals without approval or registration with the proper authorities can be shut down, suspended or ordered to destroy the dangerous chemicals. Such companies can also be subject to fines.

5.	The 2012 Implementing Measures on the Permits for Safe Use of Hazardous Chemicals, promulgated by the State Administration of Work Safety which sets forth the detailed procedures, conditions and documents required for application for permits for safe use of dangerous chemicals.

The Company has put work place safety as one of the top priorities for our operation. In order to comply with the aforementioned rules and regulations, as of December 31, 2015, we have invested approximately $1.6 million in improving work place safety systems. We have installed a distribution control system (DCS), emergency shutdown system, electric explosion protection system, automatic interlocking system, detecting & alarming system for inflammable and toxic gas, fire protection and fire detecting system, auto-sprinkling system, and pressure release and control system. The Company’s manufacturing subsidiaries Ningbo Keyuan, Keyuan Synthetic Rubbers and Guangxi Keyuan have obtained all necessary work safety licenses. We are in compliance with all relevant work safety laws and regulations.

Regulations on Environmental Protection

The Environmental Protection Law of 1989, as amended sets forth enhanced governmental authority in enforcing the environmental protection law. For example, the environmental protection bureau may directly freeze assets of a polluter; the police may detain the responsible person; the administrative fines will accrue on daily basis without a cap; and non-governmental organizations may initiate litigation against polluters in the public interest.

According to the Prevention and Control of Water Pollution Law, the PRC adopted a licensing system for pollutant discharge. A company directly or indirectly responsible for discharge of industrial waste water or medical sewage to waters is required to obtain a pollutant discharge license. Without a pollutant discharge license or an approval from the competent authority, companies are prohibited from discharging wastewater and sewage to waters. As Ningbo city is currently working on setting up an inspection system of the pollutant discharge, there is no specific pollutant discharge license for our operating subsidiaries Ningbo Keyuan and Keyuan Synthetic Rubbers. However, Ningbo Keyuan and Keyuan Synthetic Rubbers’ facilities have passed inspection with Ningbo city environmental protection authorities which includes an approval for the pollutant discharge.

The Regulations on the Administration of Construction Projects Environmental Protection of 1998, as amended (“RACPEP”), governs construction projects and their environmental impacts. Pursuant to the RACPEP, the governing body is responsible for supervising the implementation of a three tiered system that includes (1) reviewing and approving a construction project, (2) overseeing the construction project and (3) inspecting the finished construction project and ensuring that all harmful pollutants are disposed of correctly. Manufacturing companies are required to apply for inspection with environmental protection authorities upon completion of a construction project. All of our facilities have passed the inspection by the environmental protection authorities.

In order to meet the above mentioned requirements for environmental protection, we have invested about RMB 40 million (approximately $6.3 million) and built facilities including a sewage treatment facility, a sulphur recovery facility, a sea water desulphurization facility, a flue gas treatment facility and a real-time monitoring system for environmental protection. With these facilities, we believe we are able to meet all the environmental protection standards set by the relevant government agencies, and we are currently in compliance with all applicable environmental laws and regulations.

Research and Development

We consider ourselves as a technology driven innovative Company. Our senior management combined has over one hundred years of industry experience. We continue to enhance our technology through internal and external research and development. During the fiscal year ended December 31, 2015 and 2014, we spent approximately $3.9 million and $1.6 million on research and development activities, respectively.

Description of Property

We have acquired the state-granted use rights to land set forth in the table below.

Address		Size	Leased/Owned/Granted	Function
1.	Qingshi Industrial Park, Beilun District, Ningbo, Zhejiang, China	231,749 square meters (approximately 2,494,525 square feet)	Granted use rights	Plant land
2.	Qishi Industrial Park, Gangkou District, Fangchengang, Guangxi, China	433,712 square meters (approximately 4,668,437 square feet)	Granted use rights	Plant land
3.	No.8 Lianhe Road 239 Block, Qijiashan Neighborhood, Beilun District, Ningbo, Zhejiang, China	4,948 square meters (approximately 53,260 square feet)	Owned	Dormitory building
4.	Shipping Dock located in Beilun District, Ningbo	N/A	Owned	Shipping dock

Our facilities include the follows:

Facility	Location	Owned/Leased	Product
Ningbo Keyuan facility	Ningbo, Zhejiang	Owned	Petrochemical products and rubber products(SBS and SEBS)
Guangxi facility	Fangchengang, Guangxi	Owned	ABS

Employees

As of December 31, 2015, we had 573 full-time employees including 6 executive officers, 16 accounting staff, 57 engineers and developers, 18 sales people and 8 administrative staff. The remaining 468 full-time employees are production facility workers. All of the employees have signed labor contracts with us and receive monthly salaries as well as other social benefits including pension insurance, unemployment insurance, accidental insurance, and medical insurance and housing funds, as applicable. We do not have any other employees other than our full-time employees.

We are in compliance with local prevailing wage, contractor licensing and insurance regulations.

As required by PRC regulations, we are required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rates ranging from 26.7% to 28.7% on a standard salary base as determined by the local security bureau. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member’s retirement date. For each of the years ended December 31, 2015 and 2014, contributions to the defined contribution plans were approximately $1 million and $1 million, respectively.

Executive Offices

Our offices are located at Qingshi Industrial Park, Ningbo Economic & Technological Development Zone, Ningbo, Zhejiang Province, China 315803.

FOR ADDITIONAL INFORMATION

We are a reporting company and file annual, quarterly and current reports, and other information with the SEC. For further information with respect to the Company, you may read and copy our reports and other information, at the SEC public reference rooms at 100 F. Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms. The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

THE FOLLOWING MATTERS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE. ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

Risks Related to Our Business

Our independent registered public accounting firm added an emphasis paragraph to its audit report describing an uncertainty related to our ability to continue as a going concern.

Due to our limited capital resources, our independent registered public accounting firm has issued a report that describes an uncertainty related to our ability to continue as a going concern. The auditors’ report discloses that we consumed cash in operating activities in 2015 and that we had a working capital deficiency at December 31, 2015. These conditions raise substantial doubt about our ability to continue as a going concern and may make it difficult for us to raise capital and make our securities an unattractive investment for potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We may be unable to continue operations if we cannot generate revenues in excess of our expenses.

Our limited operating history

We have a limited operating history and have encountered and expect to continue to encounter many of the difficulties and uncertainties often faced by early-stage companies. Our limited operating history makes it difficult to evaluate our future prospects, including our ability to develop a wide customer and distribution network for our products, to expand our operations to include additional products and to control raw material costs, all of which are critical to our success. To date, we have been primarily focused on the stabilization and realignment of our production, and our original expansion plan has been delayed, extended and adjusted due to various reasons. This limited history also makes evaluating our business and future prospects difficult, and may increase the risk of your investment. We have limited experience as a consolidated operating entity, particularly with commercialization activities, and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by a young company. An investor must consider our business and our prospects in light of the risks, uncertainties and difficulties common to early stage companies. We may encounter unanticipated problems, expenses and delays in carrying out our expansion plan. We may not be able to successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer, and we may be unable to stay in business.

Key employees are essential to growing our business.

Mr. Chunfeng Tao is essential to our ability to continue to grow our business. He has established relationships with customers and suppliers within the industries in which we operate. If he were to leave us, our relationships with our customers and suppliers may become strained, and our growth strategy might be hindered, which could limit our ability to increase revenue.

In addition, we still face competition from other companies located in the same area for attracting skilled workers. If we fail to attract and retain qualified workers to meet our current and future needs, this could slow our business growth, which could result in a decrease in market share and affect our revenues and stock price.

We continue to be dependent on bank loans in order to fund our purchases of raw materials.

In order to operate our business efficiently, we rely on short-term bank loans to fund the purchase of raw materials. As of December 31, 2015, we had approximately $361 million of short-term debt and lines of credit from 11 banks. Typically, the term for a short term bank loan is one year. Bank loans are renewable at the banks’ option. In 2015, we repaid approximately $792 million and borrowed approximately $596 million in the form of short-term bank loans. If one or more of these banks were to revoke its line of credit or we fail to renew bank loans when they become due, we would be unable to continue to purchase raw materials in the amounts necessary to continue production at our current capacity. Any such inability will cause us to lose potential revenues.

We continue to have significant concentration with regard to our revenue and raw material purchases.

For the year ended December 31, 2015, our five largest customers accounted for 33% of our total sales. For the year ended December 31, 2014, our five largest customers accounted for 27% of our total sales. Sales to one major customer accounted for 9% and 6% of our total annual net revenue for the fiscal years 2015 and 2014, respectively. Though our customer base may change from year-to-year, during such years that the customer base is comparatively highly concentrated, the loss of, or reduction of our sales to, any of our major customers could have a material adverse effect on our business, operating results and financial condition.

We currently buy a majority of our heavy oil, an important component of our products, from three suppliers. Purchases (net of VAT) from the largest three suppliers for the years ended December 31, 2015 and 2014 were approximately $308.3 million and $609.7 million, respectively, in the aggregate. These purchases represented 49% and 79%, respectively of all of our purchases for the years ended December 31, 2015 and 2014. The Company’s largest supplier accounted for approximately $115.0 million and $525.8 million, or 18% and 68% of total purchases for the years ended December 2015 and 2014, respectively. There are a limited number of suppliers of the particular heavy oil we use in production. A change in suppliers, if we can find one, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

We need additional capital to carry out our expansion plan.

The total estimated cost of our expansion plan is approximately $372.5 million, including $300 million for Guangxi Project, $30 million for the transformer oil facility, $40 million for the increased annual design capacity of ethylene- styrene, and $2.5 million for additional storage capacity.

We plan to fund these expansions through short-term borrowings, cash from operations, potential long-term borrowings and equity financing. However, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including, but not limited to:

●	our future results of operations, financial condition and cash flow;

●	PRC governmental regulations of foreign investment in petrochemical manufacturing companies in China;

●	economic, political and other conditions in China; and

●	PRC governmental policies relating to foreign currency borrowings

We cannot assure you that we will be successful in our expansion plan. If we are not successful, or the costs exceed our expectations, the expansion may not be accretive, and we may not recoup the costs spent. This can affect our stock price, revenues and profitability.

Our operations may be affected by the cyclical nature of the petrochemical and synthetic rubbers market and by the volatility of prices of our raw materials and finished products.

All of our revenues are attributable to petrochemical products and synthetic rubbers. Markets for many of our products are sensitive to changes in industry capacity and output levels, cyclical changes in regional and global economic conditions, the price and availability of substitute products and changes in consumer demand, which from time to time have had a significant impact on product prices in the regional and global markets. Historically, the markets for petrochemical and rubber products have experienced periods of tight supply, causing prices and margins to increase, followed by periods of capacity additions, resulting in oversupply and declining prices and margins. As tariffs and other import restrictions are reduced and the control of product pricing is relaxed in China, the markets for many of our products have become increasingly subject to the cyclicality of regional and global markets.

Raw material costs accounted for 48% and 61% of our cost of goods sold for fiscal years 2015 and 2014, respectively. The markets for these raw materials - namely, oil - have been volatile historically, may continue to be volatile in the future, and are beyond our control based on a number of potential factors. These factors include, but are not limited to, the following:

●	The worldwide supply of, and demand for, oil;

●	Volatility and trading patterns in the markets;

●	The cost of exploring for, developing, producing, transporting, and marketing oil;

●	The level of global oil inventories;

●	Weather conditions;

●	The ability of the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other producing nations to agree to and maintain production levels;

●	The worldwide military and political environment;

●	Civil and political unrest in Africa and the Middle East;

●	Uncertainty or instability resulting from the escalation or additional outbreak of armed hostilities, or acts of terrorism in the united states or elsewhere;

●	The effect of worldwide energy conservation and environmental protection efforts;

●	The price and availability of alternative and competing fuels;

●	The level of foreign imports of oil;

●	Governmental laws, regulations, and taxes;

●	The proximity to, and capacity of, pipelines and other transportation facilities; and

●	General economic conditions worldwide.

The long-term effect of these and other factors on the prices of oil is uncertain. Prolonged or further declines in these commodity prices may have the following negative effects on our business:

●	Adversely affecting our financial condition, liquidity, ability to finance planned capital expenditures, and results of operations;

●	Causing us to delay or postpone our expansion plan;

●	Reducing our revenues, operating income, or cash flows;

●	Temporarily causing us to shut down our operations until prices rise; and

●	Limiting our access to, or increasing the cost of, sources of capital such as equity and debt securities and long-term debt.

Our operation may be interrupted by weather conditions and power shutdowns

Our operating results depend largely on the uninterrupted operation of our business. Our current facilities are located at Beilun, Ningbo, China on China’s east coast. Severe weather conditions and natural disasters, such as hurricanes, storms, floods, and other severe weather events can disrupt our operations. Additionally, we are located in an industrial park where the infrastructure such as the electricity grid is in need of periodic upgrade. Natural conditions discussed above and/or mandatory power shutdowns due to the periodic electricity grid upgrades may cause disruptions to our operations which can significantly affect our ability to manufacture and/or sell products, resulting in a substantial loss of sales and revenues and substantial harm to our operating results.

We may be exposed to risks relating to our disclosure controls and our internal controls.

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

During the process of preparing the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, in March, 2011, KPMG, the Company’s former independent auditor, raised certain issues primarily relating to certain cash transactions and recorded sales and requested that the Audit Committee conduct an independent investigation. Based on the issues raised by KPMG, our Audit Committee elected to commence an independent investigation of the issues raised. Following the investigation, our Audit Committee identified, among other issues, inadequate disclosure and issues regarding internal control and procedures. In order to improve corporate governance and enhance internal controls, management and our Board of Directors committed to adopting and implementing the recommendations of the Audit Committee, some of which we have not yet rectified. For more details of the corrective actions, please refer to Item 9A Controls and Procedures.

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

We are required to comply with environmental laws and regulations.

We are subject to various PRC environmental laws and regulations that require us to obtain environmental permits for our operations. If we fail to obtain all required environmental permits for our operations, or fail to comply with the provisions of any permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our operations. We are required to comply with extensive and complex environmental laws and regulations at various levels in the PRC relating to, among other things:

●	The handling of petrochemical and rubber products;

●	The operation of product storage facilities;

●	Workplace safety;

●	Environmental damage; and

●	Hazardous waste disposal.

If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of environmental laws or regulations, we will be subject to liabilities that could have a material adverse effect on our business, financial condition and results of operations. If we fail to comply with applicable environmental regulations, we will be subject to substantial fines or penalties and to civil and criminal liability. We cannot assure you that at all times we will be in compliance with environmental laws and regulations or our environmental permits or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits.

Accidents or injuries in or around our facility may adversely affect our reputation and subject us to liability.

As of the date of this report, we had three safety related accidents (as described in Item 1 Business above) in our facilities all of which happened in 2014 and caused a cost to us of approximately $8.5 million. There are inherent risks of accidents or injuries when working in or around our manufacturing facilities. Serious accidents or injuries could prevent us from renewing our safety licenses or result in suspension of our operation. One or more accidents or injuries at our facility could adversely affect our reputation among customers and potential customers and increase our costs if we are required to take additional measures to make our safety precautions more effective. We may not be adequately insured to cover the costs and liabilities associated with accidents.

We must protect our technologies.

Our manufacturing technologies and process, some of which have not been patented or registered as our property, are key components of our competitive advantage and our growth strategy. We rely on confidentiality and license agreements with certain of our employees, customers and others to protect our technologies. If we are unable to adequately protect the confidentiality of these technologies, our business, results of operations, financial condition and prospects could be materially and adversely affected.

We incur increased costs as a result of being a public company.

Though we are currently a smaller reporting company with a market cap less than $75 million, we have incurred and will incur significant legal, accounting and other expenses that we did not or otherwise would not incur as a private company. We may continue to incur costs for the various corrective actions we are taking and committed to taking to improve our internal controls and procedures, as well as corporate governance. Furthermore, if the Company’s market cap exceeds $75 million, we will be subject to the requirements of the Sarbanes-Oxley Act Section 404. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. We expect these rules and regulations, along with the corrective actions to improve our controls and procedures, to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we may incur or the timing of the occurrence of such costs.

We may lose our property and/or equipment if we fail to repay the short-term bank loans.

We enter into short-term bank loan agreements with our primary lenders to fund our operation. As of December 31, 2015 and 2014, we had an aggregate principal amount of approximately $361 million and $568 million outstanding under the loan agreements. Some of these loans are secured by a lien on our property and/or equipment. We may be unable to repay these loans if our cash and liquidity position changes or our operation is not successful, which may cause us to lose the possession of our property and/or equipment, and adversely impact our operation. If we lose our equipment we may be unable to produce our products until we replace the equipment, if we can, and which would cause us to lose business and we may not be able to continue operating.

We may be subject to penalties or fines from the Chinese government as a result of possible violations of PRC laws or regulations

Our management and our Board of Directors have reviewed our past practices and have been advised that several of the following practices may result in possible violation of PRC laws or regulations. Specifically:

●	In the past, we sometimes accommodated requests from our customers to change the name of products so that our customers could save on freight costs. In September 2010, we adopted a numbering system to bar scan our products to avoid any misrepresentation of the nature of our products;

●	In the past, in order to overcome the restrictions regarding the use of certain bank loans or to satisfy the banks’ internal requirements to demonstrate the usage of the loans, we engaged with certain related and other parties in short term financings. We were advised that such practices might have been in violation of PRC banking laws;

●	In 2010, RMB 21 million was transferred by Ningbo Keyuan to one of its employees with no collateral or written agreement. The RMB 21 million was subsequently returned by the employee. This arrangement was made to assist an investor in the September 2010 Private Placement, in converting RMB to U.S. dollars, which may violate PRC foreign currency exchange laws and regulations; and

●	Ningbo Keyuan discounted and continue to discount bank notes in order to use its effective credit lines and finance our growth. Such practice may be a potential violation of PRC banking laws.

We cannot assure you that we may not be subject to penalties or fines from the Chinese regulators if they decide to proceed against us and we cannot assure you that there will be no other violation of any current PRC laws or regulations identified by the relevant government regulators.

We may face litigation and/or regulatory action as a result of certain events.

As a result of certain events, including but not limited to the delisting of our Common Stock from the Nasdaq Stock Market, our failure to file periodic reports as they were due and our failure to comply with certain registration requirements related to common shares underlying our preferred stock and warrants, we became subject to litigation from stockholders and other investors. In November 2013, The Rosen Law Firm filed a class action law suit against us. In February 2014, The Brown Law Firm filed a derivative law suit against us and certain directors and officers. In addition, in October 2014, Dragon State filed the Complaint against us. As of today, these three litigations have been settled. Additionally, we may also become subject to regulatory enforcement actions in either the U.S. and/or China. If we are forced to defend either a civil law suit brought by outside stockholders or investors and/or a regulatory action, we will be required to expend significant additional funds that could otherwise be utilized for business purposes. Defense of such claims would also require management to expend additional time and focus in connection with such defense which may materially impact its ability to effectively run our business, regardless of whether we are ultimately successful.

We have accepted continuing obligations related to our corporate governance.

In February 2014, a derivative action was filed alleging breach of fiduciary duties arising primarily out of transactions which occurred in 2009 and 2010 between us and certain related parties or other parties. Because the derivative litigation would be expensive and distracting, we settled the lawsuit in July 2015 without admitting to any wrongdoing. We agreed, among other matters, to make certain modifications to our corporate governance including expanding our nomination and corporate governance committee and adopting a related-party transaction policy. The settlement agreement is filed as Exhibit 10.4 to this report. We continue to implement the modifications we agreed to under the settlement agreement. If we do not fully comply with the terms of the settlement agreement, we could be sued for breach of the settlement agreement. Any lawsuit could be costly for us, reduce our share price, and deviate our management’s time away from running our business.

We may be subject to penalties or fines from the U.S. tax authorities as a result of possible violations of federal and state tax laws or regulations

Keyuan Petrochemicals Inc., as a U.S. public company and Nevada corporation, is subject to various U.S. and Nevada laws and regulations. U.S. federal tax law generally requires U.S. corporations to file U.S. tax returns every year. Keyuan Petrochemicals, Inc. may be subject to penalties for failure to file U.S. federal tax returns. In addition, we may be required to file certain foreign tax disclosures on forms 5471 and 5472 on an annual basis. In general, penalties for failure to file forms 5471 and 5472 are $10,000 per failure, per year.

We may be subject to penalties or fines from the Hong Kong tax authorities as a result of possible violations of Hong Kong tax laws or regulations

Keyuan HK, as a HK company, is subject to various Hong Kong laws and regulations. Hong Kong tax law generally requires Hong Kong companies to file Hong Kong tax returns. Keyuan HK may be subject to penalties for failure to file Hong Kong tax returns.

Risks Relating to Regulation of Our Business

Uncertainties with respect to the governing regulations could have a material and adverse effect on us.

There are substantial uncertainties regarding the interpretation and application of the PRC laws and regulations, including, but not limited to, the laws and regulations governing our business and our ownership of the equity interests in our PRC subsidiaries which are classified as wholly owned foreign entities (the “WOFEs”) under the PRC laws. PRC laws and regulations are frequently modified due to rapid economic and social developments and many of them have been newly enacted within the last twenty years. Certain new laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business permits and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to the PRC subsidiaries by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found to be in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to operate. In addition, any litigation in relation thereto in China may be protracted and result in substantial costs and diversion of resources and management attention. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Our PRC subsidiaries are subject to restrictions on dividend payments.

We conduct all of our business through our consolidated subsidiaries incorporated in the PRC. We rely on dividends paid by these consolidated subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in the PRC is subject to limitations. Current regulations in the PRC permit PRC subsidiaries to pay dividends to us only out of their accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside a reserve of at least 10% (up to an aggregate amount equal to half of its registered capital) of each subsidiary’s accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if any PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

Additionally, under Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740-30, no deferred tax expense is required to be recorded on the earnings of foreign subsidiaries when the parent company establishes that the earnings will be permanently reinvested outside the U.S. If dividend payments are made by our subsidiaries to the Company, additional U.S. tax could become due in future years. At the time of the repatriation or investment in U.S. property, the U.S. will tax the foreign earnings as a dividend and will allow a foreign tax credit for any foreign taxes previously paid on the earnings. To the extent that dividend payments are made by our PRC subsidiaries to the Company, additional tax may be due.

PRC regulates loans and direct investments by overseas holding companies in PRC entities.

Under PRC laws, foreign investors may make loans to their PRC subsidiaries or foreign investors may make additional capital contributions to their PRC subsidiaries. Any loans to such PRC subsidiaries are subject to the PRC regulations and foreign exchange loan registrations, i.e. loans by foreign investors to their PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the SAFE or its local branch. Foreign investors may also decide to finance their PRC subsidiaries by means of additional capital contributions. These capital contributions must be examined and approved by the SAFE, or its local branch in advance. These registration or approval procedures may delay or prevent us from making overseas loans or additional capital contributions to our PRC subsidiaries.

Under the PRC Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China.

Under the EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%.

In addition, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. The specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China, includes all of the following factors: (a) the location where senior management members responsible for an enterprise’s daily operations discharge their duties; (b) the location where financial and human resource decisions are made or approved by organizations or persons; (c) the location where the major assets and corporate documents are kept; and (d) the location where more than half (inclusive) of all directors with voting rights or senior management have their habitual residence. Although the above only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises, regardless of whether they are controlled by PRC enterprises or individuals. Due to lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company controlled by individuals like us.

If the PRC tax authorities determine that we are “resident enterprises” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax. It is possible that “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC enterprise stockholders and with respect to gains derived by our non-PRC enterprise stockholders from transferring our shares and a 20% withholding tax is imposed on dividends we pay to our non-PRC individual stockholders and with respect to gains derived by our non-PRC individual stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be credited against our U.S. tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer.

The SAT released a circular (“Circular 698”) in December 2009 that addresses the transfer of shares by nonresident companies. Circular 698, which is effective retroactively to January 1, 2008, has had a significant impact on many companies that use offshore holding companies to invest in China. Pursuant to Circular 698, where the withholding agent does not withhold in accordance with laws or can’t perform the withholding obligation, the non-resident enterprises must file a tax declaration with the PRC tax authority located at the place of the resident enterprise whose equity has been transferred, within seven days after the date of the equity transfer provided under the contracts, or the date the transferor receives the income, whichever is earlier.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days upon the execution of the equity transfer agreement. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through formation of an organization and there are no reasonable commercial purposes such that the enterprise income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax avoidance purposes.

If Circular 698 were to apply to us, it would negatively affect us, as it would subject us to additional taxes, and we would be liable for not complying with Circular 698 earlier.

Our PRC subsidiaries are obligated to withhold and pay PRC individual income tax on behalf of our employees who are subject to PRC individual income tax.

Under PRC laws, Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Zhongkexuneng, Keyuan Synthetic Rubbers and Guangxi Keyuan are obligated to withhold and pay individual income tax on behalf of our employees who are subject to PRC individual income tax. If any PRC subsidiary fails to withhold and/or pay such individual income tax in accordance with PRC laws, it may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws. We withheld individual income tax on all amount paid to employees, senior management members and outside individual service providers in 2014 and 2015. If we fail to follow these regulations in the future, we may be subject to certain sanctions and other penalties and may become subject to liability under applicable tax laws in China.

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

Six PRC regulatory agencies, including the MOFCOM, the China Securities Regulatory Commission (the “CSRC”), the State Asset Supervision and Administration Commission, the SAT, the State Administration for Industry and Commerce and the SAFE, amended and released the New M&A Rule, which took effect in September, 2006 (the “M&A Rule”). This regulation, among other things, includes provisions that require that an SPV obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.

The application of the M&A Rule with respect to overseas listings of SPVs remains unclear because to our knowledge in practice almost all overseas listings by Chinese companies in recent years, similar to ours, have not secured approval from the CSRC.

We believe that the M&A Rules and the CSRC’s approval were not required in the context of the share exchange under our Share Exchange in 2010 because (1) the share exchange was a purely foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations; (2) at the time of Share Exchange, we were not an SPV formed or controlled by PRC companies or PRC individuals; (3) Ningbo Keyuan was established as a sino-foreign joint venture by means of direct investment rather than by merger or acquisition of an existing PRC domestic company; (4) at the time of Share Exchange, we were owned and controlled by foreigners; and (5) there is no clear requirement in the M&A Rule that would require an application to be submitted to the MOFCOM or the CSRC for the approval of the listing and trading of our Common Stock on a U.S. securities market. However, we cannot be certain that the relevant PRC government agencies, including the CSRC, would reach the same conclusion, and we still cannot rule out the possibility that the CSRC may deem that the transactions effected by the share exchange circumvented the M&A Rules, the PRC securities law and other regulations and rules.

We are indirectly owned or substantially controlled by a PRC individual, Mr. Chunfeng Tao. If the CSRC or another PRC regulatory agency subsequently determines that CSRC’s approval was required for the Share Exchange, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from financings into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to unwind the transaction.

The M&A Rules, along with foreign exchange regulations discussed above, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our business development strategy.

There are PRC regulations relating to the establishment of offshore holding companies by PRC residents

Notice 75 and its implementation rules issued by the SAFE require PRC residents (including both corporate entities and natural persons) to register with SAFE or its competent local branch in connection with their direct or indirect shareholding in any SPV. In addition, any PRC resident that is the stockholder of an offshore SPV is required to amend his or her SAFE registration with the SAFE or its competent local branch, with respect to that offshore SPV in connection with any of its increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. The SAFE regulations require retroactive approval and registration of direct or indirect investments previously made by PRC residents in offshore SPVs. PRC subsidiaries of an offshore SPV are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s stockholders who are PRC residents in a timely manner. In the event that a PRC resident stockholder with a direct or indirect investment in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profits to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, could result in liability under PRC law for foreign exchange evasion.

There still remain uncertainties as to how certain procedures and requirements under the aforesaid SAFE regulations will be enforced, and it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. Although we have requested PRC residents who, to our knowledge, hold direct or indirect interests in our company to make the necessary applications, filings and amendments as required under the Notice 75 and other related rules, we do not believe that all of our PRC resident beneficial holders have completed such approvals and registrations required by the SAFE regulations. We cannot assure you that such PRC residents will complete the necessary approval and registration procedures required by the SAFE regulations. We will attempt to comply, and attempt to ensure that all of our stockholders subject to these rules comply with the relevant requirements. We cannot, however, assure the compliance of all of our China-resident stockholders. Any current or future failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the Chinese government, including restrictions on certain of our subsidiaries’ ability to pay dividends or hinder our investment in those subsidiaries or affect our ownership structure, which could materially and adversely affect our business and prospects.

We must comply with PRC regulations regarding the registration requirements for employee equity incentive plans or share option plans.

Under the current PRC rules, if a PRC resident participates in any equity incentive plan of an overseas publicly-listed company, a qualified PRC domestic agent must, among other things, file on behalf of such participant an application with the SAFE to conduct the SAFE registration with respect to such equity incentive plan and obtain approval for an annual allowance with respect to the purchase of foreign currency in connection with the exercise or sale of stock options or stock such participant holds. Such participating PRC residents' foreign exchange income received from the sale of stock and dividends distributed by the overseas publicly-listed company must be fully remitted into a PRC collective foreign currency account opened and managed by the PRC agent before distribution to such participants.

Further, domestic companies that implement employee share option programs shall file the employee share option plans and other relevant documents with the local tax authorities and withhold taxes from the PRC employees in connection with the PRC individual income tax.

We and our PRC citizen employees who participate in our employee stock incentive plan, which we adopted in 2010, are subject to these regulations. We and our PRC option grantees have not completed the registrations under these regulations. Though the options issued under the incentive plan have been forfeited or expired and none of them has been exercised, we cannot assure you that we and our PRC option grantees will be able to complete the required registrations. Any current or future failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the Chinese government, which could adversely affect our business and prospects.

We must comply with PRC laws and regulations relating to the environmental protection and safety.

The Chinese government has been adopting increasingly stringent regulations relating to the safety and environmental protection, and our business depends upon compliance with these regulations and requirements. Our current manufacturing facilities have passed an as-build acceptance inspection and we obtained relevant safety production permits and approvals from a variety of government authorities upon completion of such inspection. The as-build inspection is an inspection conducted by the local government to make sure that a company meets all the conditions for normal production. However, there is no assurance that we will be able to obtain or renew all such permits or approvals, which are subject to our fulfillment of the standards and requirements set out by the regulatory authorities.

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

Our operations and assets in China are subject to significant political, economic, legal, regulatory and tax structural uncertainties.

Our current operation is located in Ningbo, China and virtually all of our assets are located in China. We generate our sales revenue substantially from customers located in China. Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to China’s economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to:

●	Changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations;

●	Changes in taxation;

●	Changes in employment restrictions;

●	Import duties; and

●	Currency revaluation.

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

We derive substantially all of our sales from China.

Substantially all of our sales are generated from China. We anticipate that sales of our products in China will continue to represent a substantial proportion of our total sales in the near future. Any significant decline in the condition of the PRC economy could, among other things, adversely affect consumer demand of our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

We are subject to currency fluctuations and restrictions on currency exchange.

Our reporting currency is the U.S. dollar and our operations in China use China’s local currency as its functional currency. Substantially all of our revenue and expenses are in RMB. We are subject to the effects of exchange rate fluctuations with respect to this currency. For example, the value of RMB depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. From 1994 to mid-2005, the official exchange rate for the conversion of RMB to the U.S. dollar had generally been stable and RMB had appreciated slightly against the U.S. dollar. In July 2005, the Chinese government changed its policy of pegging the value of RMB to the U.S. dollar. Under this policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, RMB appreciated approximately 4.86% in 2011. RMB further appreciated approximately 0.244% in 2012, appreciated approximately 3.00% in 2013, depreciated approximately 0.33% in 2014, depreciated approximately 6.02% in 2015, and appreciated approximately 0.65% in the first quarter of 2016.

It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuations of RMB against the U.S. dollar. We can offer no assurance that RMB will be stable against the U.S. dollar or any other foreign currency.

The statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions could result in reduced revenue, operating expenses and net income for our operations. Similarly, to the extent U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions could result in increased revenue, operating expenses and net income for our operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss, which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We have not and cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of RMB in the future. Because a significant amount of our future revenue may be in the form of RMB, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in RMB to fund our business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

We may have limited legal recourse under PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Our funds are held in uninsured PRC bank accounts

Funds on deposit at banks and other financial institutions in the PRC are often uninsured. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue our business.

We may fail to comply with the U.S. Foreign Corrupt Practices Act and Chinese anti-corruption laws.

Our executive officers, employees and other agents are subject to anti-corruption and anti-bribery laws including China’s anti-corruption laws and the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. The PRC also strictly prohibits bribery of government officials. However, corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC.

While we intend to implement measures to ensure compliance with the FCPA and China’s anti-corruption laws by all individuals involved with our Company, our employees or other agents may engage in such conduct for which we might be held responsible. Since we became a U.S. public company, we have implemented strict requirements to preclude payments to government officials and limits on the amount employees can spend on gifts and entertaining clients. Although prior to our becoming a U.S. public company we had given culturally traditional gifts to government officials during Spring Festival and other Chinese traditional holidays, we believe the amounts of such gifts are below the amounts that generally trigger criminal liability under PRC law. The gifts were not made with the intent to bribe or wrongfully influence any such officials. However, if our employees or other agents are found to have engaged in practices that violate either U.S. or PRC laws, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

Foreign exchange regulations in the PRC may change.

RMB is not a freely convertible currency, and the restrictions on currency exchanges may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, SAFE regulates the conversion of RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, FIEs incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends) can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans and securities) still requires the approval of the SAFE. If we don’t comply with these requirements, it could negatively affect our business, and we can be subject to fines or sanctions imposed by the Chinese government.

We are subject to PRC employment contract law and increases in the labor costs in China.

Under current PRC employment law, temporary employment cannot exceed more than 10% of the employment of a company. In addition, employees who have worked continuously for more than one year are entitled to a paid vacation ranging from 5 to 15 days, depending on the length of the employee’s service. Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived. As a result, our labor costs increased and may continue to increase.

Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results. According to PRC labor laws, the employer is responsible to deal with and pay social insurances and housing funds for all of its employees based on the actual salary of the employees. In addition, as required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member’s retirement date. There is no guarantee that we and our subsidiaries will be able to comply with the relevant requirements. Failure to comply with the various PRC labor laws and regulation requirements described above can result in liability under PRC law.

There may be future inflation in China.

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

We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result, or for other reasons, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. Please refer to Item 9A. Controls and Procedures for additional information on this matter.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws, against us and our management.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our directors and senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. It would also be difficult for investors to bring an original lawsuit against us or our directors or executive officers before a Chinese court based on U.S. federal securities laws or otherwise. Moreover, China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Chinese law governs almost all of our business’ material agreements.

The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in the PRC over the years has significantly improved the protection to various forms of foreign investment and contractual arrangements in the PRC, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the court room, interpretation and enforcement of PRC laws and regulations involve uncertainties, which can limit the legal protection available to us, and foreign investors, including our stockholders. The inability to enforce or obtain a remedy under any of our future agreements can result in a significant loss of business, business opportunities or capital and can have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention regardless of whether we are successful.

Investors’ attitudes towards Chinese companies will affect us irrespective of our actions.

The market prices for shares of companies with operations in China have experienced volatility that often has been unrelated to the operating performance of those companies or the broader stock market. The securities of some China-based companies that have listed their securities in the United States have experienced significant volatility in recent years, including, in some cases, substantial declines in the trading prices. The trading performances of these companies’ securities after their offerings may affect the attitudes of investors towards Chinese companies listed in the United States in general, which consequently may impact the trading performance of our securities, regardless of our actual operating performance. In addition, any negative news or perceptions about inadequate corporate governance practices or fraudulent accounting, corporate structure or other matters of other Chinese companies may also negatively affect the attitudes of investors towards Chinese companies in general, including us, regardless of whether we have engaged in any inappropriate activities.

We are not insured against all of the operating risks to which our business is exposed, and our coverage where we have it, may be insufficient to cover losses.

The insurance industry in China is still at an early stage of its development. Insurance companies in China offer limited business insurance products or offer them at a high price.

Our business is subject to all of the operating risks normally associated with the manufacture of petrochemical products such as oil spills, pipeline ruptures, and releases of chemicals or other hazardous substances, any of which could result in damage to, or destruction of production facilities and other property; pollution or other environmental damage; and injury to persons. We do not maintain insurance coverage for various risks, including environmental claims. A significant uninsured claim against us would have a material adverse effect on our financial position and results of operations.

Our insurance coverage, where we have it, may not be sufficient to cover us against 100% of potential losses arising as a result of the foregoing and for certain risks, such as political risk, business interruption, war, terrorism, and piracy, for which we have limited or no coverage. In addition, we are not insured against all risks in all aspects of our business such as weather. The occurrence of a significant event against which we are not fully insured could have a material adverse effect on our financial condition, results of operations, or cash flows.

Risks Related to our Securities

Restrictions on the reliance of rule 144 by shell companies or former shell companies.

Pursuant to Rule 144 of the Securities Act (the “Rule 144”), a “shell company” is defined as a company that has no or nominal operations, and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a “shell company” pursuant to Rule 144 prior to the Share Exchange. The SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by any shell companies (other than business-combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company;

●	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

●	The issuer of the securities has filed all reports and materials required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than current reports on Form 8-K; and

●	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date we have filed all reports and materials required to be filed under the Section 13 or 15(d) of the Exchange Act, as applicable, during for 12 months. Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the SEC and/or we have filed all reports and material required to be filed, as applicable, during for 12 months and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders want it to occur.

Mr. Chunfeng Tao, our Chairman and President, owns 100% of the equity of Delight Reward Limited. Delight Reward Limited holds 84% of our Common Stock. Accordingly, Mr. Tao (who indirectly controls approximately 84% of our Common Stock) is able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities and the market price of our Common Stock may be volatile.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future. The market price of our Common Stock has been and will likely continue to be highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our Common Stock. Additionally, on April 1, 2013 trading in our Common Stock was halted by Nasdaq Stock Market and on October 5, 2013, our Common Stock was delisted from Nasdaq Stock Market. As a result, our stock is currently trading on the OTC Pink. Our stock experienced significant pressure after these events.

These factors and the events listed above may materially adversely affect the market price of our Common Stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

Financial Industry Regulatory Authority sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

Financial Industry Regulatory Authority (the “FINRA”) has adopted rules that require that a broker-dealer when recommending an investment to a customer, must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity and liquidity of our Common Stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our Common Stock, which may limit a stockholder’s ability to buy and sell our stock.

Our Common Stock is quoted on the OTC Markets and is subject to the “Penny Stock” rules.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on some national securities exchanges or quoted on the over-the-counter markets). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Should a broker-dealer be required to provide the above disclosures or fail to deliver such disclosures on the execution of any transaction involving a penny stock in violation of federal or state securities laws, an investor may be able to cancel his or her purchase and get the money back. In addition, if the stocks are sold in a fraudulent manner, the purchaser may be able to sue the persons and firms that caused the fraud for damages. If an investor has signed an arbitration agreement, however, the investor may have to pursue the claim through arbitration. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our Common Stock may find it difficult to sell their shares.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Since we became public through a “reverse merger,” our Common Stock issued in connection with the “reverse merger” and the private placement are restricted shares. As a result, our Common Stock will continue to be very thinly traded after the reverse merger, until a considerable number of such shares are registered in an effective registration statement or become sellable under Rule 144 if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale. Therefore, securities analysts of major brokerage firms may not provide coverage of our Company since there is little incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

In addition, with one stockholder that owns approximately 84% of our Common Stock, it significantly reduces the amount of shares to be traded if that stockholder does not sell.

ITEM 1B. UNSOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a certain period no more than 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We currently own land use rights to approximately 7.2 million square feet of land, including land for our existing production facility and land for future expansions, and approximately 53,000 square feet of buildings consisting of an employee dormitory in Ningbo, China.

We have acquired the state-granted use rights to land set forth in the table below.

Location	Size	Leased/Owned/Granted	Function
Qingshi Industrial Park, Beilun District, Ningbo, Zhejiang, China	231,749 square meters (approximately 2,494,525 square feet)	Granted use rights (20 years use rights for approximately 1.3 million square feet granted in 2008 and 40 years use rights for approximately 1.2 million square feet granted in 2012)	Plant land
Qingshi Industrial Park, Gangkou District, Fangchengang, Guangxi, China	433,712 square meters (approximately 4,668,437 square feet)	Granted use rights (40 years use right granted in 2014)	Plant land

The dormitory building, shipping dock and facilities we own are listed below:

Location	Size	Function	Product
Ningbo, Zhejiang, China	Approximately 53,260 square feet	Dormitory building	N/A

Ningbo, Zhejiang, China	N/A	Production facility	Petrochemical products, SBS, SEBS

Fangchengang, Guangxi, China	N/A	Production facility	ABS

Ningbo, Zhejiang, China	N/A	Shipping dock	N/A

We intend to expand our manufacturing facility over the next few years and believe that we currently have enough land to satisfy such expansion.

ITEM 3. LEGAL PROCEEDINGS.

We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

In 2014, Jiujiang Jianan Petrochemicals Engineering Co., Ltd. (“Jiujiang Jianan”) filed a suit against Ningbo Keyuan in the Beilun District People’s Court. Jiujiang Jianan and Ningbo Keyuan are parties to certain service contract pursuant to which Jiujiang Jianan performed maintenance to Ningbo Keyuan’s production equipment. Jiujiang Jianan claimed it had provided additional services and thus was entitled to additional service fee from Ningbo Keyuan. On July 27, 2016, the Beilun District People’s Court issued a judgment that Ningbo Keyuan should pay construction fee of RMB 9.0 million (approximately $1.4 million) plus an interest of RMB 0.8 million (approximately $0.1 million) to Jiujiang Jianan. Ningbo Keyuan appealed to the Ningbo City Intermediate People’s Court on August 8, 2016. The case is currently under the review by the Ningbo Intermediate People’s Court.

In May 2015, Taihua Plastic (Ningbo) Co., Ltd (“Taihua”) filed a complaint against Ningbo Keyuan and Zhongkexuneng in the Ningbo Intermediate People’s Court. Pursuant to a sale agreement between Taihua and Zhongkexuneng, Taihua made a payment of approximately RMB 29.7 million (approximately $4.8 million) to Zhongkexuneng for styrene. Taihua claimed damages in the amount of RMB 29.7 million, along with interest of RMB 0.8 million (approximately $0.1 million) and deductible VAT (as defined herein below) of RMB 4.7 million (approximately US$0.7 million). On June 24, 2016, the Ningbo Intermediate People’s Court ruled that Zhongkexuneng should return the payment of RMB 29.7 million (approximately $4.8 million) to Taihua, plus the interest; and Ningbo Keyuan should be jointly liable to such payment as a shareholder of Taihua. Ningbo Keyuan appealed to the Zhejiang Higher People’s Court on July 11, 2016 claiming of its limited liability as a shareholder of a corporation. The case is currently under the trial.

On March 25, 2016, the Sixth Chemical Engineering Construction Co., Ltd (“the Sixth”) brought a suit against Ningbo Keyuan in the Beilun District People’s Court. The Sixth was a contractor who was supposed to build one of Ningbo Keyuan facilities. Completion of the construction was delayed for several months by the Sixth resulting in our loss of approximately RMB 30.4 million (approximately $4.7 million). The Sixth claimed that Ningo Keyuan owed a remaining contractual payment of RMB 24.8 million (approximately $3.8 million) plus the penalties of breach of the contract. In July 2016, Ningbo Keyuan filed a counter claim alleging that the Sixth had breached the contract by delaying the completion of the construction and requesting a total compensation of RMB 30.4 million (approximately $4.7 million) from the Sixth. A hearing is to be scheduled by the Beilun District People’s Court.

In July 2016, Mr. Zongdong Hu filed a labor dispute in Beilun District Ningbo City Labor Arbitration Department claiming a compensation of RMB 0.5 million (approximately $0.08 million). Mr. Hu was a former vice general engineer at Ningbo Keyuan. Ningbo Keyuan decided not to grant Mr. Hu certain amount of cash reward based on the evaluation of his performance in accordance with his employment agreement. Mr. Hu disagrees with our decision. The arbitration is currently pending.

Other than as set forth herein, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Security.

Our Common Stock is traded on the OTC Pink under the symbol “KEYP”; our CUSIP number is 493722102.

The following table sets forth the quarterly high and low bid prices for the Common Stock since the quarter ended March 31, 2014. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low

The quarter ended March 31, 2014	1.15	0.58

The quarter ended June 30, 2014	1.25	0.85

The quarter ended September 30, 2014	1.24	0.80

The quarter ended December 31, 2014	1.00	0.0001

The quarter ended March 31, 2015	0.1599	0.0001

The quarter ended June 30, 2015	0.04	0.015

The quarter ended September 30, 2015	0.04	0.0199

The quarter ended December 31, 2015	0.022	0.01

The quarter ended March 31, 2016	0.03	0.012

The quarter ended June 30, 2016	0.021	0.007

The quarter ended September 30, 2016	0.009	0.002

On October 10, 2016, the closing bid price of our Common Stock was $0.002 per share and on October 13, 2016, we had approximately 79 record holders of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

In September 2014, the Series C warrants and Series D warrants along with the placement agent warrants issued in the September 2014 Private Placement expired pursuant to their respective terms. The outstanding Series B preferred shares were converted on August 11, 2016. The September 2010 Private Placement, the Series B preferred shares, Series C warrants and Series D warrants are described in more detail in Item 1 Business of this Report.

Effective August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (1) that a broker or dealer approve a person's account for transactions in penny stocks; and (2) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (1) obtain financial information and investment experience and objectives of the person; and (2) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (1) sets forth the basis on which the broker or dealer made the suitability determination; and (2) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Dividend Policy

On January 27, 2011, our Board of Directors approved the distribution of an annual cash dividend of $0.36 per share for 2011 to be paid quarterly to its Common Stock stockholders at the assigned dates of record. Management agreed to waive their rights to receive cash dividends with regards to Common Stock indirectly owned by them. In addition, Dragon State agreed to waive their rights to receive cash dividends should they choose to convert their Series B preferred stock before the record date. The first quarterly dividend of $0.09 per share was made to stockholders of record as of March 1, 2011, and it was paid on April 15, 2011. The second quarterly dividend of $0.09 per share was made to stockholders of record as of June 1, 2011, and it was paid on July 15, 2011. In October 2011, our Board of Directors suspended the payment of quarterly cash dividends on our Common Stock while we pursue strategic alternatives including, but not limited to, taking the Company private, a merger or other transaction, which we continue to pursue.

Description of Equity Compensation Plans

On June 29, 2010, the Board of Directors approved our 2010 Equity Incentive Plan (the “Plan”) to authorize issuance of up to 6,000,000 shares as equity incentive awards under the Plan, which became effective on December 21, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	(1)(2)	$-	6,000,000

Equity compensation plans not approved by security holders	0	(3)	$-
Total	0		-	6,000,000

(1)	On June 30, 2010, we granted stock options to certain senior management employees to purchase in the aggregate 3,000,000 shares of Common Stock at an exercise price of $4.20 per share and the grant-date fair value of these stock options amounted to $3,347,298. However, options to purchase in the aggregate 150,000 shares of Common Stock were later forfeited in 2010 because two optionees left the Company. The remaining 2,850,000 options were all vested as of December 31, 2013 and expired on June 29, 2015. No option was exercised prior to the expiration.

(2)	On July 1, 2010, we granted 40,000 stock options to two independent directors with contractual terms of 5 years. The exercise price of these stock options is $4.20 per share and the grant-date fair value of these stock options amounted to $91,349. A total of 40,000 options were vested and became exercisable one year after the grant date. The 40,000 options were later forfeited on June 29, 2012 because two independent directors resigned from the board. No option was exercised prior to the forfeiture.

(3)	On August 4, 2010, we granted five-year options to 79 managers and employees to purchase in the aggregate 700,000 shares of the Company’s Common Stock at an exercise price of $4.50 per share, in consideration of their services to the Company. Among them, 600,000 options were later cancelled by us and the reset of 100,000 stock options were vested as of December 31, 2013 and expired on August 3, 2015. No option was exercised prior to the expiration.

Recent Sales of Unregistered Securities

As reported in our current report on Form 8-K filed on August 8, 2016, we entered into a side agreement with Delight Reward on August 4, 2016, pursuant to which, Delight Reward agreed to pay us for each convertible share of Common Stock underlying 5,333,340 Series B preferred shares the highest sale price of the Company’s Common Stock per share as reported on the OTC Pink during a period commencing on the date of the Settlement Agreement, which was $0.005 per share of Common Stock, for an aggregate purchase price of $27,465.01. We intend to use the proceeds as general capital for the Company.

Repurchases of Equity Securities

On September 17, 2012, our Board of Directors authorized the repurchase of $2 million of our shares of Common Stock for up to $1.50 per share. On December 31, 2012, we engaged Tripoint Global as our agent to design and execute the stock repurchase program in compliance with the requirements of Rule 10b5-1(c)(1) and Rule 10b-18 under the Exchange Act. In July 2014, we terminated the stock repurchase program after we purchased an aggregate of 425,110 shares of Common Stock. The following is a chart that provides details of the repurchases that we made.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that Remained Available for Purchase Under the Plans or Programs
December 1 - December 31, 2012	0	$0.00	0	$2,000,000
January 1 - January 31, 2013	11,200	$0.73	11,200	$1,991,861
February 1 - February 28, 2013	15,850	$0.77	15,850	$1,979,668
March 1 - March 31, 2013	90,504	$1.25	90,504	$1,866,488
April 1 - April 30, 2013	3,300	$1.44	3,300	$1,861,740
October 1 - October 31, 2013	618	$0.99	618	$1,861,126
November 1 - November 30, 2013	1,486	$0.80	1,486	$1,859,933
December 1 - December 31, 2013	3,190	$0.78	3,190	$1,857,440
January 1 - January 31, 2014	38,390	$0.69	38,390	$1,831,775
February 1 - February 28, 2014	55,366	$0.95	55,366	$1,779,177
March 1 - March 31, 2014	109,032	$1.07	109,032	$1,662,513
April 1 - April 30, 2014	500	$1.08	500	$1,661,975
July 1 - July 31, 2014	95,674	$1.15	95,674	$1,551,950

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this report and the other reports we file with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

Operating through our wholly-owned subsidiaries, Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Keyuan Synthetic Rubbers, Zhongkexuneng and Guangxi Keyuan, our operations include (1) a production facility with an annual petrochemical production capacity of 720,000 MT of a variety of petrochemical products, (2) a SBS production facility with a designed annual production capacity of 70,000 MT, (3) a SEBS production facility with a designed annual production capacity of 10,000 MT, (4) facilities for the storage and loading of raw materials and finished goods and (5) manufacturing technologies that can support our manufacturing process with relatively low raw material costs and high utilization and yields.

In addition, we are working on an expansion including the Guangxi Project (as described in Item 1 Business above), a transformer oil facility, an increased annual design capacity of ethylene-styrene, and additional storage capacity. Upon full completion of our expansion, our total production capacity will reach 1,270,000 MT per year comprised of our current petrochemical production of 720,000 MT, a SBS of 70,00 MT, a SEBS of 10,000 MT, additional styrene of 120,000 MT, catalytic cracking oil of 200,000 MT, ABS of 50,000 MT, and transformer oil of 100,000 MT.

Our Facility and Equipment

Facility

As of December 31, 2015 and December 31, 2014, we have invested a total of approximately $3.4 million and $33.7 million in the construction and improvement of our production facility.

We were granted land use rights for 2.5 million square feet land in Ningbo, China where our current production facilities locate. We were granted land use rights for 4.7 million square feet land in Guangxi, China for the Guangxi Project.

Our production facilities are set forth in the table below.

Facilities for Petrochemical Products

Product	Amount of Production Lines	Location of Facility	Designed Manufacturing Capacity (MT)		Actual Production (MT)		Utilization Rate
			2014	2015	2014	2015	2014		2015
BTX Aromatics	1	Ningbo, Zhejiang	300,000	300,000	209,385	235,347	75%		78%
Propylene	1	Ningbo, Zhejiang	50,000	50,000	28,986	21,713	58%		43%
Styrene	1	Ningbo, Zhejiang	80,000	80,000	80,815	65,695	101	%(1)	82%
LPG	1	Ningbo, Zhejiang	100,000	100,000	63,196	61,366	63%		61%
MTBE and other chemicals	1	Ningbo, Zhejiang	190,000	190,000	201,213	118,293	106	%(1)	62%
Total	5	N/A	720,000	720,000	586,775	502,414	N/A		N/A

(1)	We use industrial standard designed manufacturing capacity based on equipment and facility. In the case that a facility is operated efficiently, the actual production can exceed the standard calculation of designed manufacturing capacity.

Facilities for Rubber Products

Product	Amount of Production Line	Location of Facility	Designed Manufacturing Capacity (MT)		Actual Production (MT)		Utilization Rate
			2014	2015	2014	2015	2014	2015
SBS (1)	2	Ningbo, Zhejiang	70,000	70,000	16,976	29,828	24%	43%
SEBS (2)	1	Ningbo, Zhejiang	10,000	10,000	1,746	2,355	17%	24%
Total	3	N/A	80,000	80,000	18,713	32,183	N/A	N/A

(1)	Our SBS facility was completed in September 2011. It currently has two production lines in commercial production. SBS generally has a higher product margin compared to petrochemical products we are producing and a wide range of applications in the footwear, adhesive, polymer modification and modified asphalt industries.

(2)	Our SEBS facility started full production in fiscal year 2014.

We have a total of 134,000 MT of storage capacity, consisting of 84,000 MT of storage capacity for raw materials and 50,000 MT for finished products. As a part of our expansion plan, we intend to add additional 16,000 MT of new storage capacity which is now under construction and expected to be completed in the fourth quarter of 2016.

We own an on-site ocean shipping dock with 50,000 MT of shipping capacity and a 10-truck loading capacity next to our production facility in Ningbo, China. Approximately 90% of our feedstock and finished products use this shipping dock. We are currently upgrading the classification of our own dock so that we can unload foreign cargo vessels under the 50,000 MT cargo capacity to our dock directly. We expect that the upgrade will be completed by the end of 2017 and we will be able to unload certain cargoes directly rather paying a third party to do so.

Our Guangxi Project is located in Fangchengang city, an important port for Guangxi province, and other than Beihai, the only major Chinese port on the Tonkin Gulf. The storage and logistics costs are generally lower in Fanchengang city compared to other ports in China.

Equipment

Our major processing equipment includes the following:

●

Heavy oil catalytic pyrolysis processing equipment: risers/generators/precipitators, fuel gas boilers, fractionating tower, absorbing, re-absorbing, and desorbing towers, heat exchangers, pumps, and a stabilizing tower;

●	Gas fractionation processing equipment-de-propanizing tower, refining propylene tower, de-ethanizination tower, heat exchangers, and pumps;

●

Ethylbenzene processing equipment- alkylation reactor, anti-alkylation reactor, dehydrogenation reactor, propylene absorbing tower, de-ethylene tower, ethylbenzene recovering tower, heating furnace for benzene, heating furnace for gas, steam overheating furnace, tail gas compressor, and washing tower; and

●	Liquefied petroleum gas (LPG) and sulfur recovery processing equipment: LPG desulfurization extraction tower, dry gas desulfurization tower, regenerating tower, and LPG de-mecaptan extraction tower.

Expansion Plan

The total estimated cost of our expansion plan is approximately $372.5 million, including $300 million for the Guangxi Project, $30 million for the transformer oil facility, $40 million for the increased annual design capacity of ethylene-styrene, and $2.5 million for additional storage capacity.

Our current estimate of our expansion schedule is as follows. However, we are continuing our evaluation of the timeline for the expansion projects based on our financial situation and market conditions.

Expansion Project	Expected Completion Date
Ethylene-Styrene Facility	End of Q1, 2017
Transformer Oil Facility	End of Q1, 2017
ABS Production Facility	End of Q1, 2017(1)
New storage capacity of 16,000 MT	End of Q4, 2016

(1)	The Construction of the ABS facility and installation of main equipment and pipelines is expected to be completed by the end of 2017 and production is expected to be started by the end of 2018.

Going concern and management’s plans

For the year ended December 31, 2015, we reported net loss of approximately $60.5 million. For the year ended December 31, 2015, net cash used in operating activities was $112.5 million. At December 31, 2015, we had working capital deficits of approximately $284.6 million.

Although we continue to finance our operations primarily through short-term bank borrowings and management’s realignment of product profiles, along with the general stabilization of the petrochemical industry in China, our operations resulted in a net loss of $60.5 million in 2015 compared to a net loss of $47.1 million in 2014 and a net profit of $4.6 million in 2013.

Short-term bank borrowings and notes payable amounted to approximately $695 million at December 31, 2015.

These matters raise substantial doubt about the company’s ability to continue as a going concern.

Management expects that short-term bank borrowings will continue to be available through the following 12 months from the date of this report. Since we have not defaulted on previous short-term bank borrowings, we believe the good credit history will allow us to renew our short-term bank borrowing when they mature. Furthermore, management expects that the petrochemical industry in China will continue to stabilize, and that demand for downstream products (such as auto, home appliances and dyes) will grow after several years of contraction. As such, management expects that the Company will resume profitability in the next few years.

As reported in our financial statements for the years ended December 31, 2015 and 2014, we continue to benefit from favorable PRC tax policies related to consumption tax. As of December 31, 2015, we had consumption tax recoverable of approximately $44.4 million. As of July 31, 2016, all outstanding tax recoverable as of December 31, 2015 was refunded.

We believe that the Company’s cash, working capital and access to cash through its bank loans, assuming they will remain available to us through the following 12 months from the date of this report, provide adequate capital resources to fund its operations and working capital needs through at least 12 months from the date of this report.

We are also exploring sources of additional financing, including short-term financing from our vendors and other parties and potential equity financing if the terms are acceptable to us. In addition, we are closely monitoring our cash balance, cash needs and expense levels.

Our ability to continue as a going concern is dependent upon management’s ability to implement our expansion plan, obtain additional capital and generate net income and positive cash flows from operations. There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to us, if at all.

Manufacturing and Sales

Our total production of finished products during the 12 months ended December 31, 2015 and 2014 was 534,597 MT and 605,488 MT, respectively. Our revenue totaled $474 million and $653 million for the fiscal years ended December 31, 2015 and 2014, based on the sale of 569,748 MT and 882,571 MT of petrochemical products and synthetic rubbers, respectively. The decrease in total production of finished products and revenues in fiscal year 2015 was mainly due to an 85-day production suspension. We did not have any production suspension during the fiscal year 2014.

During the first and second quarter of 2015, operation of Ningbo Keyuan and Keyuan Synthetic Rubbers was suspended for 85 days in connection with continuing depressed oil price in international markets occurring in June 2014 which materially negatively impacted us and our downstream distributors. As a result, we did not have enough capital to satisfy the unsustainable cash demand to maintain operations. We resumed operations in April 2015 when we observed the recovery and stabilization of oil market. During the suspension, we conducted routine maintenance of facility which is required every two years and requires a temporary suspension of production. As a result of the suspension, our total production of finished products for the fiscal year 2015 was decreased by approximately 71,000 MT and revenue for the fiscal year 2015 was decreased by approximately $179 million compared to the total production of finished products and revenue for the fiscal year 2014, respectively.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial statements of the Company and its subsidiaries (the “Group”). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the fair value determination of financial and equity instruments; the ability to realize inventories; the recoverability of long-lived assets; the collectability of receivables and the realization of deferred tax assets. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but inherently uncertain and unpredictable.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Written-downs are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Group recorded $4.4 million and $1.2 million for slow-moving and obsolete inventory as of December 31, 2014 and 2013, respectively. The Group did not record any written-down for slow-moving and obsolete inventory for fiscal year 2015 in this report.

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

The estimated useful lives of property, plant and equipment are listed as follows:

Buildings	45 years
Plant, machinery and equipment	5 to 20 years
Vehicles	5 years
Office equipment and furniture	3 to 10 years

Construction-in-progress is stated at cost. Cost comprises of nonrefundable prepayments and direct costs of construction as well as interest costs capitalized during the period of the construction of the plant or installation of equipment. Costs included in construction in progress are transferred to their respective categories of property, plant and equipment when the assets are ready for their intended use, at which time depreciation commences.

Long-Lived Assets. The Group reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions that may indicate a possible impairment. The assessment for potential impairment is based primarily on the Group’s ability to recover the carrying value of its long-lived assets from expected future discounted cash flows. If the total of the expected future discounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

Notes Receivable. For certain major customers, the Group accepts their payment for the Group’s products by notes receivable. Notes receivable represent short-term notes receivable issued either by the customer or by the customer and an accepting bank that entitles the Group to receive the full face amount from the customer or the accepting bank at maturity, which is generally six months from the date of issuance. Notes receivable are typically sold at a discount prior to maturity, and the discount is included in interest expense. Historically, the Group has experienced no loss on notes receivable from the default of counterparties.

Notes Payable. Notes payable represent bills issued by accepting banks in favor of the Group’s suppliers. The Group’s suppliers receive payments from the accepting banks directly upon maturity of the bills, and the Group is obliged to repay the face value of the bills to the accepting banks. Bills that are not remitted directly by the Group to its suppliers may be sold by the Group to other accepting banks for cash prior to their maturity. Discounts paid are recorded as a component of interest expense.

Revenue Recognition. The Group derives its revenue primarily from the sale of petrochemical and rubber products. In accordance with the provisions of the FASB ASC Topic 605, revenue is recognized only when it is realized or realizable and earned. Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. The Group recognizes revenue when the products are delivered and customers take ownership and assume risks of losses, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Written sales agreements, which specify price, product, and quantity, are generally used as evidence of arrangements. Customer acceptance is generally evidenced by a carrier signed shipment notification form.

In the PRC, value added tax (“VAT”) of 17% on invoiced amounts is collected on behalf of the tax authorities. Revenue is recorded net of VAT. VAT paid for purchases, net of VAT collected from customers, is recorded in “other current assets” in the consolidated balance sheets.

Share-Based Compensation. The Group accounts for share-based payments under the provisions of FASB ASC Topic 718, “Compensation-Stock Compensation”. Under FASB ASC Topic 718, the Group measures the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period.

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

The Group recognizes the effect of income tax positions only if those positions are more likely than not will be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% possibility of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Group has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statement of operations. There were no unrecognized tax benefits as of December 31, 2015 and 2014, respectively. Management does not anticipate any potential future adjustments in the next twelve months that would result in a material change to its tax positions. For periods presented, the Group did not incur any interest and penalties.

Contingencies. In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business. An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2015 and 2014 (amounts in thousands, except production and per metric ton amounts):

	For the Year Ended December 31		Year to Year Comparison
	2015	2014	Increase/ (decrease)	Percentage Change

Sales	$474,360	$653,497	$(179,137)	(27.41%)
Cost of Sales	446,442	659,353	(212,911)	(32.29%)

Gross profit (loss)	27,918	(5,856)	33,774	576.74%

Operating expenses
Selling expenses	2,165	1,477	688	46.58%
General and administrative expenses	35,554	11,742	23,812	202.79%
Total operating expenses	37,719	13,219	24,500	185.34%

Loss from operations	(9,801)	(19,075)	9,274	48.62%

Other income/(expense)
Interest income	12,231	10,109	2,122	20.99%
Interest expense	(37,983)	(26,077)	(11,906)	(45.66%)
Foreign exchange loss, net	(13,165)	(2,666)	(10,499)	(393.81%)
Other income (expense), net	(10,562)	(6,369)	(4,193)	(65.83%)
Total other expenses	(49,479)	(25,003)	(24,476)	(97.89%)

Loss before provision for income taxes	(59,280)	(44,078)	(15,202)	(34.49%)
Income tax expense	1,222	3,047	(1,825)	(59.89%)
Net loss	(60,502)	(47,125)	(13,377)	(28.39%)

Other comprehensive loss
Foreign currency translation adjustment	(2,603)	(543)	(2,060)	(379.37%)

Comprehensive loss	$(63,105)	$(47,668)	(15,437)	(32.38%)

The following table sets forth information from our statements of operations for the years ended December 31, 2014 and 2013 (amounts in thousands, except production and per metric ton amounts):

	For the Year Ended December 31		Year to Year Comparison
	2014	2013	Increase/ (decrease)	Percentage Change

Sales	$653,497	$646,549	$6,948	1.07%
Cost of sales	659,353	620,040	39,313	6.34%

Gross (loss) profit	(5,856)	26,509	(32,365)	(122.09%)

Operating expenses
Selling expenses	1,477	1,563	(86)	(5.50%)
General and administrative expenses	11,742	14,736	(2,994)	(20.32%)
Total operating expenses	13,219	16,299	(3,080)	(18.90%)

(Loss) Income from operations	(19,075)	10,210	(29,285)	(286.83%)

Other income(expense)
Interest income	10,109	8,422	1,687	20.03%
Interest expense	(26,077)	(18,809)	(7,268)	(38.64%)
Foreign exchange (loss)gain, net	(2,666)	10,118	(12,784)	(126.35%)
Other income (expense), net	(6,369)	(1,833)	(4,536)	(247.46%)
Total other expenses	(25,003)	(2,102)	(22,901)	(1089.49%)

(Loss) profit before provision for income taxes	(44,078)	8,108	(52,186)	(643.64%)
Income tax expense	3,047	3,476	(429)	(12.34%)
Net (loss) income	(47,125)	4,632	(51,757)	(1117.38%)

Other comprehensive (loss) income
Foreign currency translation adjustment	(543)	2,754	(3,297)	(119.72%)

Comprehensive (loss) income	$(47,668)	$7,386	(55,054)	(745.38%)

The following analysis set forth information from our statements of operations for the years ended December 31, 2015, 2014 and 2013 (unless otherwise stated, amounts in thousands, except production and per MT amounts):

Sales: Our sales for the year ended December 31, 2015 were $474,360 compared to sales of $653,497 for the year ended December 31, 2014, a decrease of $179,137 or 27.4%. The decrease in our sales is a result of an 85-day production suspension in connection with the continuingly depressed oil price in international markets occurring in June 2014, which had materially negatively impacted us and our downstream distributors. As a result, we then did not have enough capital to satisfy the unsustainable cash demand to maintain operation. The sales for the year ended December 31, 2014 compared to sales of $646,549 for the year ended December 31, 2013 increased by $6,948 or 1.1%, which was not significant.

During the year ended December 31, 2015, we sold 596,748 MT of petrochemical products at an average price of $0.83 per MT compared to sales of 882,571 MT of petrochemical products at the average price of $0.74 per MT in the fiscal year 2014. This represents a reduction of 312,823 MT, or a decrease of approximately 35.4% in sold products. The decrease was mainly due to the production suspension for 85 days in 2015 and the decreased market demands for our products despite that the average sales price in 2015 increased as a result of the stabilization of global oil price in 2015. We did not suspend our operation during the fiscal year 2014. The increase in the average sales price in 2015 was mainly due to the stabilization of global oil price in 2015 compared to the continuingly depressed international oil price in second half year of 2014.

During the year ended December 31, 2014, we sold 882,571 MT of petrochemical products at an average price of $0.74 per MT compared to 529,957 MT of petrochemical products sold at the average price of $1.17 per MT in the fiscal year 2013. This represents an increase of 116,796 MT, or an increase of approximately 40.0% in sold products. The increase was mainly due to the completion of our oil catalytic cracking processing facility in late 2014 which can improve the stability and efficiency of projection production of heavy oil to 200,000 MT of heavy oil per year and the increased demands for our products due to the market change despite that the average sales price decreased in 2014. The significant decrease in the average sales price was mainly in connection with the continuingly depressed oil price in international markets occurring in June 2014.

During the year ended December 31, 2015, we produced 31,707 MT of finished SBS products at an average sale price of $1.86 per MT generating sales of $58,975. During the year ended December 31, 2014, we produced 13,821 MT of finished SBS products at the average sale price of $1.59 per MT generating total sales of $21,943. Our sales for SBS products for the fiscal year 2015 increased by $37,032 or 168.8% compared to the sales of SBS products for the fiscal year 2014. The reason for the increase in finished SBS products is that we became more experienced in SBS production and were able to further stabilize the facility operating conditions, reduce interruptions and increase the output during the fiscal year 2015.

During the year ended December 31, 2014, we produced 13,821 MT of finished SBS products at an average sale price of $1.59 per MT generating sales of $21,943. During the year ended December 31, 2013, we produced 36,959 MT of finished SBS products at the average sale price of $2.11 per MT generating total sales of $77,984. Our sales for SBS products for the fiscal year 2014 decreased by $56,041 or 71.9% compared to sales of SBS products for the fiscal year 2013. The main reason for the decrease is due to the change in market conditions and decreased demands of SBS products.

We started full production of SEBS in 2014. During the year ended December 31, 2015, we sold 2,207 MT of finished SEBS products at an average sale price of $2.3 per MT, generating sales of $5,098. During the year ended December 31, 2014, we sold 1,445 MT of SEBS products at an average price of $2.7 per MT generating sales of $3,919. The increase of SEBS products we sold during the fiscal year 2015 was mainly because we started producing SEBS in fiscal year 2014 and thus, did not full capacity in 2014. The change of the average sale price was caused by the change in market price and the decrease in raw material prices for producing SEBS.

The breakdown of products produced for the years ended December 31, 2015, 2014 and 2013 is listed below.

Products	For the Year Ended December 31,
	2015 (MT)	2014 (MT)	2013 (MT)
BTX Aromatics	243,261	140,313	275,923
LPG	58,571	54,404	93,377
MTBE and Others	151,762	635,357	29,337
Styrene	90,106	27,464	76,246
Propylene	21,342	11,212	55,074
SBS	31,707	13,821	36,959
SEBS	2,207	1,445	-
Total Products Sold	598,956	884,016	566,916

Cost of Sales: Our cost of sales are primarily composed of the costs of direct raw materials (mainly heavy oil, benzene and carbinol), labor cost, depreciation and amortization of manufacturing equipment and facilities, and other overhead.

Cost of sales was $446,442 for the year ended December 31, 2015, or 94% of sales, compared to cost of sales of $659,353, or 101% of sales for the year ended December 31, 2014, a decrease of $212,911 or 32.29%. The decrease in cost of sales in 2015 is mainly due to the 85-day production suspension in connection with the continuingly depressed oil price in international markets occurring in June 2014, which materially negatively impacted us and our downstream distributors. As a result, we then did not have enough capital to satisfy the unsustainable cash demand to maintain operation.

Cost of sales for the year ended December 31, 2014 was $659,353 compared to cost of sales of $620,040, or 96% of sales for the year ended December 31, 2013, an increase of $39,313 or 6.34%. The increase in cost of sales in 2014 is mainly due to 41 days of production suspension in 2013.

In addition to primary components of cost of sales listed above, our cost of sales includes energy costs. Energy required for our production consists of water, electricity and steam, the costs of which are attributed to cost of sales rather than operating expense. Historically prices of these energy sources in China have been very stable as a result of PRC governmental policy. Accordingly, the potential impact of changes in energy costs to cost of sales is minimal. The following are the costs for water, electricity and stream for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands except production and per metric ton amounts):

	For the Year Ended December 31
	2015	2014	2013

Water	$1,237	$1,335	$1,367
Electricity	12,454	8,962	12,627
Steam	6,784	2,730	2,298
Total	20,475	13,027	16,292

Total energy cost was approximately $20,475 for the year ended December 31, 2015, which constitutes approximately 4.3% of sales. Total energy cost was approximately $13,027 for the year ended December 31, 2014 which constitutes approximately 2.0% of sales. Total energy cost was approximately $16,292 for the year ended December 31, 2013, which constitutes approximately 2.52 % of sales.

Gross Profit (loss): Gross profit for the year ended December 31, 2015 was $27,918 compared to gross loss of $5,856 for the year ended December 31, 2014. The increase of $33,774 in gross profit in fiscal year 2015 is due to the stabilization of international oil price in 2015 compared to 2014. The increase in average sales price in 2015 has resulted in a better gross profit compared to 2014.

Gross loss for the year ended December 31, 2014 was $5,856 compared to gross profit of $26,509 for the year ended December 31, 2013. The decrease of $32,365 in gross profit in 2014 is due to the overall petrochemical market deterioration in 2014, which caused a continuing decrease in prices of both finished products and raw material.

Operating Expenses: Operating expenses include selling expenses, and general and administrative expenses. Operating expenses were $37,719, or 8.0 % of sales for the year ended December 31, 2015 compared to $13,219, or 2.0% of sales for the fiscal year ended December 31, 2014, an increase of $24,500. The increase is mainly due to the increase in bad debt provision provided for in our accounts receivables and our prepayment to suppliers of $22,151 in 2015. The bad debt provision was mainly due to canceled orders caused by change in market conditions which led to decrease in product demand.

Operating expenses were $13,219, or 2.0% of sales for the year ended December 31, 2014 compared to $16,299, or 2.5% of sales for the fiscal year 2013, a decrease of $3,080. The decrease is mainly due to a decrease of $973 in research and development expenses and a decrease of $577 in consulting fee paid to an external financial consultant in fiscal year 2014 compared to the fiscal year 2013.

Interest Income and Expense: For the year ended December 31, 2015, the interest income and expense was approximately $12,231 and $37,983, respectively; compared to interest income and expense of approximately $10,109 and $26,077 for the year ended December 31, 2014, respectively. The increased interest income during the fiscal year 2015 is mainly from the increased pledge bank deposit for the bank borrowing during the fiscal year 2015. The increase in interest expense is mainly due to the increase in average borrowing interest rate from 3.7% to 4.4% for the fiscal year 2015 comparing to the fiscal year 2014.

For the year ended December 31, 2014, the interest income and expense was approximately $10,109 and $26,077, respectively; compared to interest income and expense of approximately $8,422 and $18,809 for the year ended December 31, 2013, respectively. The increased interest income during the fiscal year 2014 is mainly from the increased pledge bank deposit for the bank borrowing during the fiscal year 2014. The increase in interest expense is mainly due to the increase in short term loan of $567,525 as of December 31, 2014 compared to short-term bank loan of $424,436 as of December 31, 2013.

Net Income/loss: Net loss for the year ended December 31, 2015 was approximately $60,502 compared to a net loss of approximately $47,125 for the year ended December 31, 2014, which was an increase of $13,377 or 28.39%. The increase in net loss for the fiscal year 2015 was mainly due to the exchange loss of $13,165 from the depreciation of RMB, which caused by the Company’s frequent overseas transactions on the purchase and sales of crude oil as raw materials that were denominated in USD. For instance, the exchange rate for USD to RMB was 6.12 to 1 on December 31, 2014 compared to 6.49 to 1 on December 31, 2015. Also the decrease in sales in 2015 due to production suspension contributed to the increase in the net loss for the fiscal year 2015.

Net loss for the year ended December 31, 2014 was approximately $47,125 compared to a net profit of approximately $4,632 for the year ended December 31, 2013, a decrease of $51,757 or 1117.38%. The decrease in net income was mainly due to the decrease in gross profit as stated herein above and the exchange loss of $12,784 from the depreciation of RMB, which caused by the Company’s frequent overseas transactions that denominated in USD.

Foreign Currency Translation Adjustment: Our reporting currency is the U.S. dollar. Our local currency, RMB, is our functional currency for Chinese operating entities. Results of operations and cash flow are translated at an average exchange rate during the corresponding reporting period, and assets and liabilities are translated at unified exchange rate as quoted by the People’s Bank of China at the end of such period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholder equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than RMB are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of equity, and amounted to a loss of $2,603 for the year ended December 31, 2015, a loss of $543 for the year ended December 31, 2014 and a gain of $2,754 for the year ended December 31, 2013, respectively. The amounts in our balance sheets as of December 31, 2015, 2014 and 2013, with the exception of equity, were translated at RMB 6.4936, RMB 6.1190 and RMB 6.1087 to 1.00 U.S. dollar, respectively. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the years ended December 31, 2015, 2014 and 2013 were RMB6.2264, RMB 6.1426 and RMB 6.1900, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Year Ended December 31 (in thousands)
	2015	2014	2013
Net cash (used in) provided by operating activities	$(112,456)	$41,460	$(53,093)
Net cash used in investing activities	$(3,396)	$(33,668)	$(73,341)
Net cash provided by (used in) financing activities	$141,100	$(14,760)	$115,231

Net cash used in operating activities was $112,456 for the year ended December 31, 2015, compared to $41,460 provided by operating activities for the same period in 2014. The cash used in operating activities is primarily caused by $60,502 in net loss, an increase of $34,967 in consumption tax refund receivable, increase of $67,762 in prepayment to suppliers and the increase of $71,763 in pledged deposits for operating activities.

Net cash provided by operating activities was $41,460 for the year ended December 31, 2014 compared to $53,093 used in operating activities for the same period in 2013. The cash provided by operating activities is primarily due to a decrease of $34,349 in consumption tax receivable and a decrease of $5,200 in prepayment to suppliers. We obtained more advances from customer in 2014, which led to the increase in net cash provided by operating activities in 2014.

Net cash used in investing activities was approximately $3,396 and $33,668 for the years ended December 31, 2015 and 2014, respectively. The net cash used in investing activities for the fiscal year 2015 is primarily due to our decreased investments for the construction of infrastructures and facilities as a result of the slow down of the economy and a decrease in market demands. We are constantly adjusting our expansion plan and operations in accordance with changes in market conditions.

Net cash used in investing activities was approximately $33,668 and $73,341 for the years ended December 31, 2014 and 2013, respectively. The net cash used in investing activities is primarily due to our decreased investments for the construction of infrastructures and facilities considering the slowdown of economy and decrease in market demands. We made adjustments to our expansion plan according to such changes.

Net cash provided by financing activities amounted to $141,100 for fiscal year 2015, as compared to $14,760 used in financing activities for fiscal year 2014. The increase of $126,340 net cash provided by financing activities in fiscal year 2015 is primarily due to the decrease of $195,301 in short-term bank borrowings in fiscal year 2015.

Net cash used in financing activities amounted to $14,760 for 2014, as compared to $115,231 provided by financing activities for 2013. The decrease of net cash used in financing activities in 2014 is primarily due to the increase in repayment of short-term bank borrowing and bank notes in year 2014.

We have entered into short-term loan agreements with our primary lenders such as Bank of China, China Construction Bank and Agricultural Bank of China. As of December 31, 2015, we had an aggregate principal amount of approximately $360,720 outstanding under the loan agreements with maturity dates from January 2016 to December 2016 and the annual interest rates from 1.9% to 6.9%. As of December 31, 2014, we had an aggregate principal amount of approximately $567,525 outstanding under the loan agreements with maturity dates from January 2015 to December 2015 and the annual interest rates from 1.0% to 7.5%. As of December 31, 2013, we had an aggregate principal amount of approximately $424,436 outstanding under the loan agreements with maturity dates from January 2014 to December 2014 and the annual interest rates from 1.0% to 7.2%. The loan agreements were mainly guaranteed by third parties and individual persons or secured by a lien on our property and equipment. Historically, all debts due have been paid back by the Company in a timely manner. All short-term bank loans are revolving loans, and the lenders generally agree to extend the loans upon maturity if we request. As the date of this report, we have timely repaid or renewed all short-term bank loans. As of December 31, 2015, December 31, 2014 and December 31, 2013, we were in compliance with the terms of our loan agreements. As such, management expects outstanding bank loans will be extended if not paid back upon maturity. Depending on our capital needs, we evaluate whether to apply for additional long-term bank loans. We currently have sufficient lines of credit with our primary lenders for both short-term and long-term borrowings for our operations. However, we estimate the total cost of the expansion (as described in Item 1 Business above) will be $372,500. We plan to fund the expansion through debt financing, cash from operations, and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to increase our production capacity and to expand our business could be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders

of Keyuan Petrochemicals, Inc.

We have audited the accompanying consolidated balance sheets of Keyuan Petrochemicals, Inc. (the “Company”) as of December 31, 2014 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in equity (deficit) and cash flows for the years ended December 31, 2014 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keyuan Petrochemicals, Inc., as of December 31, 2014 and 2015, and the consolidated results of its operations and its cash flows for the years ended December 31, 2014 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company has experienced recurring negative net cash flows used in operations, and has a working capital deficiency at December 31, 2015. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum Bernstein & Pinchuk LLP

New York, New York

October 17, 2016

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York 10001 • Phone 646.442.4845 • Fax 646.349.5200 • marcumbp.com

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	Note	As of December 31
		2015	2014
ASSETS
Current assets:
Cash	2(d)	$4,764	$870
Pledged bank deposits	2(e)	282,968	347,632
Notes receivable	2(k)	735	-
Accounts receivable, net	2(g)	23,398	27,514
Inventories	3	55,730	88,783
Prepayments to suppliers, net	5	80,077	26,564
Consumption tax recoverable	6	44,377	11,513
Amounts due from related parties	23	92	53
Amounts due from non-controlling interests	26	19,376	-
Other current assets	7	19,049	88,869
Total current assets		530,566	591,798

Property, plant and equipment, net	8	273,146	290,163
Intangible assets, net	9	1,021	838
Land use rights	10	23,757	25,865
VAT recoverable		1,205	2,001
Total assets		$829,695	$910,665

LIABILITIES AND (DEFICIT) EQUITY
Current Liabilities:
Short-term bank borrowings	11	$360,720	$567,525
Notes payable	2(k)	334,139	190,051
Accounts payable		52,820	48,624
Advances from customers	4	15,563	19,606
Amounts due to related parties	23	5,330	839
Accrued expenses and other payables	12	42,654	41,101
Income tax payable	19	1,596	46
Dividends payable		2,382	2,382
Total current liabilities		815,204	870,174

Long-term debt	11	15,400	-
Total liabilities		830,604	870,174

Stockholders’ (deficit) equity:
Common stock:
Par value: $0.001; Authorized: 100,000,000 shares Issued: 57,646,160 shares, shares outstanding: 57,221,050 as at December 31, 2015 and 2014		58	58
Additional paid-in capital		70,917	66,628
Statutory reserve	16	6,109	5,773
Accumulated other comprehensive income		7,098	9,701
Accumulated deficit		(101,594)	(41,220)
Consideration receivable		(9,417)	-
Treasury stock, at cost, 425,110 shares at December 31, 2015 and 2014		(449)	(449)
Total stockholders’ (deficit) equity		(27,278)	40,491

Non-controlling interests		26,369	-

Total (deficit) equity		(909)	40,491

Total liabilities and (deficit) equity		$829,695	$910,665

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

	Note	Year Ended December 31,
		2015	2014

Sales		$474,360	$653,497
Cost of sales		446,442	659,353
Gross profit (loss)		27,918	(5,856)

Selling expenses		2,165	1,477
General and administration expenses		35,554	11,742
Total operating expenses		37,719	13,219

Loss from operations		(9,801)	(19,075)

Other expense:
Interest income		12,231	10,109
Interest expense		(37,983)	(26,077)
Foreign exchange loss, net		(13,165)	(2,666)
Other expense, net		(10,562)	(6,369)
Total other expense, net		(49,479)	(25,003)

Loss before income taxes		(59,280)	(44,078)
Income tax expense	19	1,222	3,047
Net loss		(60,502)	(47,125)
Net loss attributable to non-controlling interests		(464)	–
Net loss attributable to Keyuan Petrochemicals Inc. common stockholders		(60,038)	(47,125)

Other comprehensive loss:
Foreign currency translation adjustment		(2,603)	(543)
Comprehensive loss		$(63,105)	$(47,668)

Comprehensive loss attributable to non-controlling interests		(464)	–

Comprehensive loss attributable to Keyuan Petrochemicals Inc. common stockholders		(62,641)	(47,668)

Loss per common stock:
-Basic	20	$(1.05)	$(0.82)
-Diluted	20	$(1.05)	$(0.82)
Weighted average number of shares of common stock used in calculation:
-Basic		57,221,050	57,304,255
-Diluted		57,221,050	57,304,255

See accompanying notes to the consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Amounts in thousands, except share data)

	Common stock		Additional		Accumulated Other				Non-
	Number of shares		paid-in capital	Statutory reserve	comprehensive income	Retained earnings	Consideration receivable	Treasury Stock	controlling interest	Total equity (deficit)
Balance as of January 1, 2014	57,646,160	$58	$51,555	$5,749	$10,244	$5,929	$-	$(143)	$-	$73,392
Additional paid in capital			15,073							15,073
Net loss	-	-	-	-	-	(47,125)	-	-	-	(47,125)
Treasury Stock	-	-	-	-	-	-	-	(306)	-	(306)
Statutory reserve	-	-	-	24	-	(24)	-	-	-	-
Other comprehensive income – Foreign currency translation loss	-	-	-	-	(543)	-	-	-	-	(543)
Balance as of December 31, 2014	57,646,160	58	66,628	5,773	9,701	(41,220)	-	(449)	-	40,491
Additional paid in capital	-	-	4,289	-	-	-	-	-	4,289	-
Net loss	-	-	-	-	-	(60,038)	-	-	464	(60,502)
Non-controlling shareholder investment	-	-	-	-	-	-	-	-	21,705	21,705
Statutory reserve	-	-	-	336	-	(336)	-	-	-	-
Consideration receivable	-	-	-	-	-	-	(9,417)	-	9,417	-
Other comprehensive income – Foreign currency translation loss	-	-	-	-	(2,603)	-	-	-	-	(2,603)
Balance as of December 31, 2015	57,646,160	58	70,917	6,109	7,098	(101,594)	(9,417)	(449)	26,369	(909)

See accompanying notes to the consolidated financial statements

 KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(60,502)	$(47,125)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	15,265	13,665
Amortization of intangible assets	243	148
Inventory impairment	-	4,434
Bad debt expenses	22,151	285
Land use rights amortization	771	518
Deferred income tax benefit	-	2,627
Changes in operating assets and liabilities:
Notes receivable	(766)	25
Accounts receivable	(7,141)	(19,895)
Inventories	29,130	(23,347)
Prepayments to suppliers	(67,762)	5,200
Consumption tax recoverable	(34,967)	34,349
Other current assets	76,637	(33,769)
Accounts payable	5,334	(6,758)
Amounts due from/to related parties	2,225	825
Advances from customers	(3,097)	8,716
Taxes payable	2,184	(2,365)
Accrued expenses and other payables	(20,398)	29,635
Pledged deposit for operating activities	(71,763)	74,292
Net cash (used in) provided by operating activities	(112,456)	41,460

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,396)	(33,668)
Payment in relation to constructions	-	-
Net cash used in investing activities	(3,396)	(33,668)

Cash flow from financing activities:
Pledged bank deposits used for bank borrowings	136,427	(85,561)
Proceeds from short-term bank borrowings	596,350	1,331,565
Repayment of short-term bank borrowings	(791,651)	(1,188,258)
Proceeds from bank notes	742,620	627,630
Repayments of bank notes	(580,916)	(700,136)
Proceeds from long term debt	16,061	-
Capital injection from non-controlling shareholder	22,209	-
Net cash provided by (used in) financing activities	141,100	(14,760)

Effect of foreign currency exchange rate changes on cash	(21,354)	(4,471)

Net increase/(decrease) in cash	3,894	(11,439)

Cash at beginning of period	870	12,309
Cash at end of period	$4,764	$870

Supplemental disclosure of cash flow information:
Income tax paid	$273	$2,795
Interest paid	$23,832	$22,471
Non cash investing and financing activities:
Amount not yet paid for purchase of property, plant and equipment (net of VAT)	$(2,555)	$681

See accompanying notes to the consolidated financial statements.

1           ORGANIZATION AND NATURE OF BUSINESS, RECENT EVENTS, AND GOING CONCERN AND MANAGEMENT’S PLANS

(a) Organization and Nature of business

Keyuan Petrochemicals, Inc. (the “Company”) was incorporated in the State of Texas on May 4, 2004 in the former name of Silver Pearl Enterprises, Inc. The Company, through its wholly-owned subsidiary, Sinotech Group Limited, (“Sinotech Group”) and its indirect subsidiaries, Keyuan Group Limited (“Keyuan HK”), Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”), Ningbo Keyuan Petrochemicals Co., Ltd. (“Ningbo Keyuan Petrochemicals”), Ningbo Keyuan Synthetic Rubbers Co., Ltd. (“Keyuan Synthetic Rubbers”), Zhejiang ZhongkeXuneng Trading Co. (“Zhongkexuneng”) and Guangxi Keyuan New Materials Co., Ltd. (“Guangxi Keyuan”) (collectively referred herein below as “the Group”) are engaged in the manufacture and sale of petrochemical and rubber products in the People’s Republic of China (“PRC”).

Sinotech Group is an investment holding company and was incorporated in the British Virgin Islands in 2009.

Keyuan HK was established in Hong Kong in 2009, and is a holding company with no significant assets.

Ningbo Keyuan was established in April 2007 as a wholly foreign-owned enterprise in Ningbo, PRC.

On August 8, 2010, Keyuan HK established Ningbo Keyuan Petrochemicals, a wholly-owned subsidiary in the PRC.

On March 7, 2012, Keyuan HK and Ningbo Keyuan established Guangxi Keyuan, a wholly-owned subsidiary in the PRC. Commencing from April 15, 2013, Guangxi Keyuan is owned by Sinotech Group which owns 75% and Ningbo Keyuan which owns 25%.

On June 15, 2012, Ningbo Keyuan established Keyuan synthetic Rubbers, a wholly-owned subsidiary in the PRC.

On May 13, 2014, Sinotech Group (75%) and Ningbo Keyuan (25%) established Zhongkexuneng, a wholly-owned subsidiary in the PRC.

On September 16, 2015, Sinotech Group, Ningbo Hengyun Energy Technology Co Ltd. (“Hengyun”) and Ningbo Keyuan entered into a shareholder investment agreement regarding the capital investment of Guangxi Keyuan. Hengyun invested $30.5 million to Guangxi Keyuan with shareholding percentage of 32.88%. As of December 31, 2015, Hengyun invested $21.7 million to Guangxi Keyuan, the remaining part will be paid before December 31, 2016 as agreed in the contract.

(b) Other Events

On February 13, 2014, The Brown Law Firm filed a derivative action suit on behalf of the Company alleging certain and former current officers and directors of the Company had violated their fiduciary duties during the period from at least April 22, 2010 to October 20, 2011 (the “Derivative Action”). The Company and the plaintiff entered certain settlement of the Derivative Action pursuant to the terms of a stipulation of settlement whereby the Company agreed to certain corporate governance reforms including expanding its Nomination and Corporate Governance Committee and adopting a related party transaction policy and an payment of $190,000 to plaintiff’s counsel. On October 5, 2015, the United States District Court Southern District of New York entered an order granting final approval of the settlement. The case was dismissed.

On November 15, 2011, The Rosen Law Firm filed a class action suit on behalf of certain stockholders, alleging the Company had violated federal securities laws by issuing materially false and misleading statements and omitting material facts with regard to disclosure of related party transactions and effectiveness of internal controls in past public filings. After litigating the case for several years, the parties entered a stipulation of settlement in the aggregate amount of $2,650,000 in cash, plus interests, the terms of which United States District Court Southern District of New York entered an order granting final approval of on October 9, 2015. The case was dismissed.

On October 28, 2014, Dragon State Limited (“Dragon State”), an investor in the Company’s September 2010 Private Placement, filed a complaint against, among others, the Company and Mr. Chunfeng Tao, seeking rescission of the securities purchase agreement in the September 2010 Private Placement and the return of $20 million, and in the alternative, seeking monetary damages to be determined at a trial but not less than $20 million (the “Complaint”). At the closing of the September 2010 Private Placement, Dragon State purchased from the Company for an aggregate price of $20 million, 5,333,340 shares of the Company’s Series B preferred stock, 800,001 series C warrants to purchase 800,001 common shares, at a price of $4.50 per share (subject to adjustments), and 800,001 series D warrants to purchase 800,001 common shares at a price of $5.25 per share (subject to adjustments).

On July 11, 2016, the Company entered into a share purchase and settlement agreement (the “Settlement Agreement”) with Dragon State, Delight Reward Limited (“Delight Reward”), Keyuan HK, Ningbo Keyuan Petrochemicals, Ningbo Keyuan, and Keyuan Synthetic Rubbers (the Company, Keyuan HK, Ningbo Keyuan Petrochemicals, Ningbo Keyuan and Keyuan Synthetic Rubbers are collectively referred as the “Keyuan Group”), Tao, and Prax Capital Equity Management Co., Ltd., an affiliated party to Dragon State. Pursuant to the Settlement Agreement, Dragon State agreed to transfer the securities purchased in the September 2010 Private Placement to Delight Reward for a consideration of RMB 12,000,000 or the equivalent amount of US dollars. In addition, Delight Reward and Keyuan Group agreed to pay, and Dragon State agreed to accept, a settlement of RMB 6,000,000 or equivalent amount of US dollars to waive all claims and liabilities that Dragon State or its affiliated companies or individuals had brought or would bring against Delight Reward, Keyuan Group, Tao and their affiliates including the Complaint. These amounts were paid on July 15, 2016. On July 19, 2016, the United States District Court Southern District of New York entered an order granting final approval of the settlement. The Complaint was dismissed.

On August 4, 2016, Delight Reward entered into a side agreement with the Company (the “Side Agreement”). Under the Side Agreement, Delight Reward agreed not to claim, that the warrants transferred pursuant to the Settlement Agreement were exercisable, and agreed pay to the Company for each convertible share underlying the Series B preferred stock transferred pursuant to the Settlement Agreement, the highest sale price of the Company’s Common Stock per share as reported on the OTC Pink during a period commencing on the date of the Settlement Agreement and ending on August 4, 2016, which was $0.005 per share of Common Stock. The aggregate purchase price for the shares of Common Stock underlying the series B preferred stock was, therefore $27,465.01. On August 8, 2016, these funds were paid in cash on hand by Delight Reward. On August 10, 2016, the shares of Series B preferred stock were converted into 5,493,001 shares of Common Stock pursuant to the terms of the certificate of designations of series B preferred stock and the Side Agreement.

(c) Financial condition, liquidity, and capital resources

For the year ended December 31, 2015, the Company reported net loss of approximately $60.5 million and cash flow used in operations of approximately $112.5 million. At December 31, 2015, the Company had working capital deficit of approximately $284.6 million.

Although the Company continues to finance and support its operations primarily through short-term bank borrowings, management’s realignment of product profiles, along with the general stabilization of the petrochemical industry in China, the operations resulted in net loss of $60.5 million in 2015 compared to a net loss of $47.1 million in 2014 and a net profit of $4.6 million in 2013.

Short-term bank borrowings and notes payable amounted to approximately $695 million at December 31, 2015.

These matters raise substantial doubt about the company’s ability to continue as a going concern.

The Company is exploring sources of additional financing, including short-term financing from its vendors, banks, and other parties and equity financing. In addition, the Company is closely monitoring its cash balances, cash needs and expense levels.

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

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of consolidation and basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the financial statements of the Company.

All significant intercompany transactions and balances are eliminated on consolidation.

(b) Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment; the fair value determination of financial and equity instruments; the realizability of inventories; and the recoverability of long-lived assets, realization of deferred tax assets and collectability of receivables. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable.

(c) Foreign currency transactions and translation

The functional currency of the Company, Sinotech Group and Keyuan HK is the U.S. dollar. The functional currency of the PRC operating subsidiaries is the Renminbi (“RMB”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency using the applicable exchange rates at each balance sheet date, and non-monetary items are translated at historical rates. The resulting exchange differences on these transactions are recorded in foreign exchange gain (loss), net in the consolidated statements of operations and comprehensive loss.

The Group’s reporting currency is the U.S. dollar. Assets and liabilities of the PRC operating subsidiaries are translated into the U.S. dollar using the exchange rates at each balance sheet date. The balance sheet amounts at December 31, 2015 and 2014, with the exception of equity, were translated at RMB 6.4936 and 6.1190 to 1.00 U.S. dollar, respectively. Revenue and expenses of the PRC operating subsidiaries are translated at average rates prevailing during the reporting period. The average translation rates applied to income statement accounts for the years ended December 31, 2015 and 2014 were RMB 6.2264 and 6.1426, respectively, to 1.00 U.S. dollar. Equity is translated at historical rates. Adjustments resulting from translating the financial statements of the PRC operating subsidiaries into the U.S. dollar are recorded as a separate component of accumulated other comprehensive income in equity.

(d) Cash

Cash consists of cash on hand and cash at banks. As of December 31, 2015 and December 31, 2014, cash of 4.8 million and $0.9 million, respectively, was held in major financial institutions located in the PRC. Management performs periodic evaluations of the relative credit standings of those financial institutions, and believes that they have high credit ratings.

(e) Pledged bank deposits

Pledged bank deposits represent amounts held by financial institutions, which are not available for the Group’s use, as security for issuances of notes payable to the Group’s suppliers, or as security for short-term bank borrowings. Upon maturity of the bills, which generally occurs within three to six months after the issuance of the bills, or upon the repayment of short-term bank borrowings, the deposits are released by the financial institutions and become available for use by the Group.  Pledged bank deposits related to the purchase of inventories are reported within cash flows from operating activities and pledged bank deposits related to short-term bank borrowings are reported within cash flows from financing activities in the consolidated statements of cash flows.

(f) Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Written-downs are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory written-downs may be required. The Group recorded $4.4 million for slow-moving and obsolete inventory as of December 31, 2014. The Group did not record any written-down for slow-moving and obsolete inventory for other periods presented in this report.

(g) Accounts receivable, net

With the approval of the Company’s general manager, the Company occasionally extends unsecured credit to its long-term customers with a good credit rating. An allowance for doubtful accounts is established and recorded based on management’s assessment of its analysis of trade receivables, customers’ credit-worthiness, past collection history, and changes in customers’ payment records. The Company writes-off accounts receivable when accounts are deemed uncollectible. At December 31, 2015 and 2014, the Group recorded $1.8 million and nil provision for doubtful accounts made in the consolidated financial statements, respectively.

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

(i) Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 360-10, the Group reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Group’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of the expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets. No impairment is believed to exist at December 31, 2015 and December 31, 2014.

(j) Land use rights

Land use rights represent the exclusive right to occupy and use a piece of land in the PRC for a specified contractual term. Land use rights are recorded at cost and amortized on a straight-line basis over the terms of the land use rights of 15 to 50 years.

(k) Notes receivable and notes payable

The Group utilizes banker’s acceptances in the form of notes receivable and notes payable.

For certain major customers, the Group accepts their payments for the Group’s products by notes receivable. Notes receivable represent short-term notes receivable issued either by a customer or by a customer and an accepting bank that entitles the Group to receive the full face amount from such customer or such accepting bank at maturity, which is generally six months from the date of issuance. Notes receivable are typically sold at a discount prior to maturity, and the discount is included in interest expense. Historically, the Group has experienced no losses on notes receivable from the default of counter parties.

Notes payable represent bills issued by an accepting bank in favor of the Group’s suppliers. The Group’s suppliers receive payments from such accepting bank directly upon maturity of the bills, and the Group is obliged to repay the face value of the bills to such accepting bank. Bills that are not remitted directly by the Group to its suppliers may be sold by the Group to other accepting banks for cash prior to their maturity. Discounts paid are recorded as a component of interest expense. Notes payable with financing nature amounted $312 million and $132 million as of December 31, 2015 and 2014, respectively.

(l) Revenue recognition

The Group derives its revenue primarily from the sale of petrochemical products. In accordance with the provisions of FASB ASC Topic 605, revenue should not be recognized until it is realized or realizable and earned. Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. The Group recognizes revenue when the products are delivered and a customer takes ownership and assumes risks of losses, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Written sales agreements, which specify price, product, and quantity, are generally used as evidence of an arrangement. Customer acceptance is generally evidenced by a carrier signed shipment notification form.

In the PRC, value added tax (“VAT”) of 17% on invoiced amounts, and consumption tax of $190 per ton on certain sales, are collected on behalf of tax authorities. Revenue is recorded net of VAT and consumption tax. VAT and consumption tax paid for purchases, net of VAT and consumption tax collected from customers, is recorded in other current assets and consumption tax recoverable, respectively.

(m) Share-based compensation

The Group accounts for share-based payments under the provisions of FASB ASC Topic 718, “Compensation-Stock Compensation”. Under ASC Topic 718, the Group measures the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period.

The Group accounts for equity instruments issued to non-employee vendors in accordance with the provisions of FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-Employees”. All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the equity instrument issued. The measurement date for the fair value of the equity instruments issued is the date on which the counter party’s performance is completed.

(n) Employee benefit plans

Pursuant to relevant PRC regulations, Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Keyuan synthetic Rubbers, Zhongkexuneng and Guangxi Keyuan are required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rates ranging from 26.7% to 28.7% on a standard salary base as determined by the local security bureau.

Contributions to the defined contribution plans are charged to the consolidated statements of operations and comprehensive loss when the related service is provided. For each of the years ended December 31, 2015 and 2014, contributions to the defined contribution plans were approximately $1 million and $1 million, respectively.

The Group has no other obligation for the payment of employee benefits associated with these plans beyond the contributions described above.

(o) Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the carrying amount of deferred income tax assets if it is considered more likely than not that some portion, or all, of the deferred income tax assets will not be realized. As of December 31, 2015 and 2014, $33.3 million and $20.9 million valuation allowance were provided against deferred tax assets.

The Group recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Group has elected to classify interest related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive income. There were no unrecognized tax benefits as of December 31, 2015 and 2014, respectively. Management does not anticipate any potential future adjustments in the next twelve months, which would result in a material change to its tax position. For periods presented, the Group did not incur any interest and penalties.

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

Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company’s stockholders as adjusted for the effect of dilutive common stock equivalents, if any, by the weighted average number of common stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents consist of the common stock issuable upon the conversion of the Group’s Series B convertible preferred stock (using the if–converted method) and common stock issuable upon the exercise of outstanding stock options and stock purchase warrants (using the treasury stock method). Potential dilutive securities are not included in the calculation of dilutive earnings (loss) per share if the effect is anti-dilutive. No warrants and options were included from diluted earnings per share for the years ended December 31, 2015 and 2014, respectively, as their effect was anti-dilutive.

(r) Segment reporting

The Group’s chief operating decision maker has been identified as its Chief Executive Officer (CEO).

The Group has two operating segments: the manufacture and sale of petrochemical products (“petrochemical segment”) and the manufacture and sale of rubber products (“rubber segment”). Substantially all of the Company’s operations and customers are located in the PRC.

(s) Contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business. An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

(t) Recent accounting pronouncements

In August 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in this ASU defer the effective date of ASU No. 2014-09 for all entities by one year. ASU No. 2014-09, issued in May 2014, clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. Simultaneously, this ASU supersedes the revenue recognition requirements in ASC Topic 605-Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of this ASU requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The amendments in this ASU affect the guidance in ASU No. 2014-09, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements of ASU No. 2014-09, which is deferred by ASU No. 2015-14 by one year. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments in this ASU affected all entities that issue share-based payment awards to their employees. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this ASU affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14 defers the effective date of ASU 2014-09 by one year. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

3          INVENTORIES

Inventories consist of the following:

	As of December 31,
	2015	2014
	($’000)	($’000)
Raw materials	$34,116	$33,647
Finished goods	18,003	53,959
Work-in-process	3,611	1,177
Total	$55,730	$88,783

4           ADVANCES FROM CUSTOMERS

The Group generally requires a prepayment of 100% of the sales contract price from its customers shortly before products are delivered. Such prepayments are recorded as “advances from customers” in the Group’s consolidated balance sheets, until products are delivered and customers take ownership and assume the risk of loss. Approved by the Company’s general manager, the Company occasionally extends credit to its long-term customers with good credit ratings.

5           PREPAYMENTS TO SUPPLIERS

The Group makes prepayments to suppliers in connection with purchases of raw materials, which would be settled within the following twelve months. Prepayments to suppliers are reclassified to inventories or expense and applied to related purchases of materials after invoices of such purchases are received. Bad debt provision charged to expenses from the prepayments to suppliers were $9.6 million and nil for the year ended December 31, 2015 and 2014. The bad debt provision was mainly due to canceled orders caused by change in market conditions which led to decrease in product demand.

6           CONSUMPTION TAX RECOVERABLE

The PRC government enacted a regulation pursuant to which domestically purchased heavy oil to be used for producing ethylene and aromatics products was exempted from consumption tax. In addition, the consumption tax paid for imported heavy oil is to be refunded if it is used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for producing ethylene and aromatics products, the Group recognizes a consumption tax recoverable when a consumption tax for heavy oils has been paid and the relevant heavy oils have been used for producing ethylene and aromatics products. As of December 31, 2015 and December 31, 2014, the Group recorded an estimated consumption tax recoverable amounting to approximately $44.4 million and $11.5 million, respectively. As of July 31, 2016, all outstanding tax recoverable as of December 31, 2015 was refunded.

7           OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of December 31,
	2015	2014
	($’000)	($’000)
VAT recoverable	$10,397	$72,693
Customs deposits for imported inventories	2	2,541
Deposit paid to suppliers	3,907	9,224
Prepaid EIT	-	574
Other	4,743	3,837
	$19,049	$88,869

Management estimates the deductible input VAT using vendor contracts, engineering and other estimates, as well as historical experience.

Customs deposits for imported inventories represent amounts paid to the local customs office in connection with the import of raw materials inventories. Upon approval by the customs authorities, these amounts become refundable by the local tax authority and are reclassified as VAT recoverable or consumption tax recoverable (Note 6). The decrease in 2015 was mainly due to the decrease in purchase and most VAT recoverable has been utilized before year end.

8           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of December 31,
	2015	2014
	($’000)	($’000)

Buildings	$6,898	$7,320
Plant, machinery and equipment	316,087	332,885
Vehicles	1,149	1,321
Office equipment and furniture	380	314
Construction-in-progress	15,117	3,345
	339,631	345,185
Less: accumulated depreciation	(66,485)	(55,022)
	$273,146	$290,163

Depreciation expense on property, plant and equipment is allocated to the following items:

	Year ended December 31,
	2015	2014
	($’000)	($’000)

Cost of sales	$14,435	$12,736
Selling, general and administrative expenses	830	929
	$15,265	$13,665

For the years ended December 31, 2015 and 2014, interest capitalized amounted to approximately $0.2 million and $1.0 million, respectively.

9           INTANGIBLE ASSETS

Intangible assets consist of the following:

	Amortization	As of December 31,
	Period	2015	2014
	Years	($’000)	($’000)

Licensing agreements, software and patent technology	10-20	$2,119	$1,756
Less: accumulated amortization		(1,098)	(918)

		$1,021	$838

Licensing agreements consist of technology utilization rights for petrochemical and rubber production. For the years ended December 31, 2015 and 2014, amortization expense related for intangible assets was approximately $0.2 million and $0.1 million, respectively.

Amortization expense for each of the five succeeding years is estimated as follows:

Estimated amortization
expense
($’000)
Year ending December 31, 2016	$512
Year ending December 31, 2017	88
Year ending December 31, 2018	67
Year ending December 31, 2019	45
Year ending December 31, 2020	45
Thereafter	264
$1,021

10         LAND USE RIGHTS

Land use rights consist of the following:

	As of December 31,
	2015	2014
	($’000)	($’000)

Land use rights	$26,952	$28,471
Less: Accumulated amortization	(3,195)	(2,606)
	$23,757	$25,865

For the years ended December 31, 2015 and 2014, amortization expense related to land use rights was approximately $0.8 million and $0.5 million, respectively.

Amortization expense for each of the five succeeding years is estimated as follows:

Estimated amortization
expense
($’000)
Year ending December 31, 2016	$739
Year ending December 31, 2017	739
Year ending December 31, 2018	739
Year ending December 31, 2019	739
Year ending December 31, 2020	739
Thereafter	20,061
$23,757

11         SHORT-TERM BANK BORROWINGS AND LONG TERM DEBTS

Short-term bank borrowings consist of the following:

	As of December 31,
	2015	2014
	($’000)	($’000)

Bank borrowings	$360,720	$567,525

As of December 31, 2015, short-term bank borrowings had interesting rates ranging from 1.9% to 6.9% with a weighted average interest rate of 5.3% in RMB loans and a weighted average interest rate of 2.4% in USD loans maturing from two to twelve months. The loans were mainly used to support the daily operation of the Company. As of December 31, 2014, short-term bank borrowings had interesting rates ranging from 1.0% to 7.5% with a weighted average interest rate of 6.3% in RMB loans and a weighted average interest rate of 3.3% in USD loans maturing from two to twelve months.

A portion of short-term bank borrowings were either secured by the Group’s land, buildings and equipment or pledged by one-year fixed term deposits, or third party guaranty.

The following table sets forth the short-term borrowings from each bank as of December 31, 2015 and 2014,

Bank	Short-term Borrowing as of December 31,		Carrying amount of pledged one-year deposit as of December 31,		Carrying amount of secured land, buildings or equipment as of December 31,
	2015	2014	2015	2014	2015	2014
	($’000,000)	($’000,000)	($’000,000)	($’000,000)	($’000,000)	($’000,000)
Shanghai Pudong Development Bank	$5.9	$43.7	$-	$27.0	$-	$-
Bank of China	122.2	133.9	19.5	48.8	-	96.6
China Construction Bank	181.8	162.2	104.5	93.9	-	-
Agriculture Bank of China	23.1	45.9	-	22.1	-	--
Ningbo Commerce Bank	3	16	3.1	11.2	-	-
Bank of Communication	10.9	19.2	-	3.5	-	-
Bank of Ningbo	-	22	-	9.3	-	-
China Minsheng Bank	3.3	13.5	-	5.8	-	-
Bank of Huaxia	-	6.8	-	1.3	-	-
China Merchant Bank	7.7	28.4	0.3	14.1	-	-
Ping’an Bank	2.8	55.4	2.9	39.7	-	-
The Import Export Bank of China	-	20.5	-	-	-	35.0
Total	$360.7	$567.5	$130.3	$276.7	$-	$131.6

Among the Group's short-term borrowing, as of December 31, 2015 and 2014, $109.5 million and $105.1 million was guaranteed by related party and third-party entities and individuals, respectively. As of December 31, 2015 and 2014, nil and $21.5 million of the Group’s short-term borrowings was secured by the Group’s land, buildings and equipment with a carrying amount of nil and $131.6 million, respectively; and $251.2 million and $440.9 million of the Group’s short-term borrowings was pledged by one-year fixed term deposits with a carrying amount of $130.3 million and $276.7 million, respectively.

The long term debt of the Company was signed between Ningbo Keyuan and Zhouji (Group) Co., Ltd (“Zhouji Group”) on April 9, 2015. The principal of the debt is RMB100 million (approximately $15.4 million). The debt matures at the second anniversary and carries an interest of 7.0% which is 40% higher than average interest rate of long term bank loans during that period. The long term loan is secured by 15% of Chunfeng Tao’s ownership of Ningbo Keyuan. Upon the maturity of the loan, Zhouji Group has an option to elect a payment of the principal and the accrued interest or the transfer of 15% of Mr. Tao’s ownership of Ningbo Keyuan.

12         ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of December 31,
	2015	2014
	($’000)	($’000)

Purchase of property, plant and equipment	$12,555	$15,924
Accrued payroll and welfare	677	1,176
Liquidated damages	2,493	2,493
Accrued interest expense	7,476	3,705
Accrued expenses according to ongoing lawsuits	10,200	4,908
Loan from unrelated parties	1,540	8,253
Other tax payable	2,765	3,387
Deposit from customers	2,499	-
Other accruals and payables	2,449	1,255
	$42,654	$41,101

Other accruals and payables mainly represent the penalty payable to SEC, the cancellation of share-based compensation and VAT payables.

13         SERIES B CONVERTIBLE PREFERRED STOCK AND RELATED FINANCING AGREEMENTS

The significant terms of the Series B convertible preferred stock are as follows:

Conversion:

At any time on or after the issuance date, at the election of the holders, each share of the Series B convertible preferred stock may be converted into shares of the Company’s common stock, at a conversion price of $3.75 per share, subject to certain ownership limitations and adjustments.

The conversion price is subject to certain anti-dilutive adjustments, including adjustments for stock splits, dividends and distributions, and reorganization, merger or consolidation. In addition, the conversion price may be adjusted down.

The Series B convertible preferred stock shall be automatically converted into common stock (for the same conversion price as described above) upon the third year anniversary of the issuance date of the Series B convertible preferred stock on September 28, 2013. In the event the Company shall issue or sell any additional shares of common stock at a price per share less than the then-applicable conversion price or without consideration, then the conversion price upon each such issuance shall be reduced to that price (the “Round Down Provision”). On September 24, 2013, the Company and the sole holder of Series B convertible preferred stock agreed to extend the automatic conversion date of Series B preferred stock from September 28, 2013 to September 28, 2014 (as described below).

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

Redemption:

As a result of the Round Down Provision, and in accordance with ASR 268 “Presentation in Financial Statement of Redeemable Preferred Stock”, the Series B convertible preferred stock has been classified as temporary equity as of December 31, 2013, as the Company does not control the events necessary to issue the maximum number of shares that could be required should the redemption feature be triggered. In the event the Company has insufficient authorized registered shares of common stock to effect a conversion request from the Series B investors, the Company, at its sole discretion, may elect to satisfy such conversion request by either redeeming the preferred stock at its liquidation preference of $3.75 per share, or by issuing restricted shares of the Company’s common stock.

The Series B convertible preferred stock is redeemable at the option of their holders simultaneously with the occurrence of the following events:

(i) a capital reorganization of the Company (other than by way of a stock split or combination of shares or stock dividends or distributions or a reclassification, exchange or substitution of shares provided for in the terms of the series B convertible preferred stock), (ii) merger or consolidation where the holders of the Company’s outstanding voting securities prior to such merger or consolidation do not own over 50% of the outstanding voting securities of the merged or consolidated entity immediately after such merger or consolidation; or (iii) the sale of all or substantially all of the Company’s properties or assets (collectively, an “Organic Change”).

Management considers the occurrence of the Organic Change is solely within the control of the Company.

The Series B convertible preferred stock has no value as of December 31, 2015 and 2014 as the current holder, Delight Reward, has waived all claims and liabilities on the Company.

Voting Rights:

The Series B convertible preferred stock has no voting rights with the common stock or other equity securities of the Company other than certain class voting rights, as outlined in its terms.

Fixed dividends were accrued and cumulative for one year from the date of the initial issuance of the Series B convertible preferred stock, and are payable on a quarterly basis. Annual dividends were determined as 6% of $3.75 for each share of the Series B convertible preferred stock. Fixed dividends are no longer payable on the series B convertible preferred stock.

Tolling Agreement:

The Company and Dragon State, the sole holder of series B convertible preferred stock and the majority holder of Series C warrants and Series D warrants, entered into a tolling agreement, dated September 24, 2013 (the “Tolling Agreement”). Pursuant to the Tolling Agreement, all periods of limitation, repose and laches which are or may be applicable to any or all claims and remedies at contract, tort and statute, including but not limited to all claims arising out of the securities purchase agreement dated September 28, 2010 and out of Dragon State’s purchase of the securities of the Company, whether described therein or not (collectively, “Tolled Claims”), that Dragon State has or may have against the Company and its Chairman of the Board and former Chief Executive Officer, Mr. Tao, are tolled and suspended as of September 8, 2013 through and including September 28, 2014.

Together with the Tolling Agreement, the Company and Dragon State agreed to amend certain terms in the certificate of designations, preferences and rights of Series B convertible preferred stock, Series C warrants and Series D warrants issued in Series B financing in September 2010 (the “Amendments”).

Pursuant to the Amendments, i) the date of maturity (a/k/a. the date of mandatory conversion) of series B convertible preferred stock was extended from September 28, 2013 to September 28, 2014; ii) the term of Series C warrant was extended from three years to four years; and iii) the term of Series D warrant was extended from three years to four years.

The Company considered the fair value of series B convertible preferred stock, Series C warrants and Series D warrants immediately before and after the Amendments and determined that the Amendments constitute modification of the Series B convertible preferred stock, Series C warrants and Series D warrants, resulting in the transfer of value from the Company’s common shareholders to Series B preferred stockholders. The estimated fair value of the value transferred is approximately $548,000 and was reflected as a deemed dividend in the statement of comprehensive income for the year ended December 31, 2013.

The fair value was estimated as of September 24, 2013 (date of modification) using the Black Scholes option-pricing model utilizing the following assumptions: stock price of $0.70 per share; no dividends; a risk free rate of 0.1%, which equals the one-year yield on treasury bonds at constant (or fixed); and volatility of 126.36%.

On October 30, 2014, Dragon State filed a complaint, among others, against the Company and Mr. Chunfeng Tao, seeking rescission of the securities purchase agreement dated September 28, 2010, and the return of $20 million, and in the alternative, seeking monetary damages to be determined at a trial but not less than $20 million. Please refer to Note 18 (c) for details. In connection with the complaint, a consent order was issued by the District Court for the Southern District of New York whereby the Company and Mr. Chunfeng Tao agreed that the expiration date of the Series B Shares should be tolled pending the resolution of the complaint. On July 21, 2016, the Complaint was dismissed by the District Court for the Southern District of New York in connection with the execution of a settlement agreement between and among the Company, certain affiliates of the Company, Dragon State and others. Subsequently, all Series B convertible preferred stock was transferred to additional paid in capital of the Company as at December 31, 2014.According to the settlement agreement, Dragon State transferred all the securities it owned on the Company to Delight Reward. On August 4, 2016, the Company entered into a side agreement with Delight Reward whereby Delight Reward agreed not to claim the Series C and Series D warrants were exercisable and agreed to pay for each convertible share underlying the Series B convertible preferred stock the highest sale price of the Company’s Common Stock per share as reported on OTC Pink Marketplace during a period commencing on the date of the settlement agreement. Thus, the Series C and Series D warrants are considered expired. The Company has made accounting adjustments for the year ended December 31, 2014 to transfer the Series B Convertible Preferred Stock, Series C and Series D warrants into the additional paid-in capital account and then deduct the additional paid-in capital by the final consideration of share transfer of RMB 12 million ($1.8 million). Then a non-operation expense of RMB 6 million ($0.9 million) was also booked to waived all claims.

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

Escrow shares agreement:

In connection with the Series B financing, the Company entered into an escrow share agreement with the representatives of the Series B investors, Delight Reward (the majority owner of the Company), and Anslow & Jaclin, LLP (the “Escrow Agreement”), pursuant to which 3,400,000 shares of the Company’s common stock (the “Escrow Shares”) held by Delight Reward were delivered to the Escrow Agent. The Escrow Shares were to be released back to Delight Reward upon the Company’s achievement of no less than 95% of a net income of $33 million for the year ended December 31, 2010 (the “Performance Threshold”). The Performance Threshold was achieved and the 3,400,000 shares were released on November 6, 2013.

14         COMMON STOCK PURCHASE WARRANTS

In conjunction with the Company’s Series A and Series B financings, the Company previously issued the following warrants to purchase the Company’s common stock:

	Issuance dates	Maximum number of shares of common stock	Exercise Prices
Series A Warrants	April 22 and May 18, 2010	748,704	$4.50
Series B Warrants	April 22 and May 18, 2010	748,704	$5.25
Series C Warrants	September 28, 2010	810,002	$4.50
Series D Warrants	September 28, 2010	810,002	$5.25
Placement agent warrants
-Series A Private Placement	April 22 and May 18, 2010	718,755	$3.50 ~ $5.25
-Series B Private Placement	September 28, 2010	561,601	$3.75 ~ $5.25

Series A warrants and Series B warrants, including placement agent warrants issued in the Series A financing, expired in 2013.

Series C warrants and Series D warrants, including placement agent warrants issued in the Series B financing, were considered expired on or about the date of the side agreement (as described in Note 13 above).

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

There is no unrecognized compensation cost related to employee stock options as of December 31, 2015 and December 31, 2014.

There were no share options granted during the years ended December 31, 2015 and 2014. A summary of the share options activity is as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Balance as of January 1, 2014	1,793,000	$4.2	0.5	$-
Forfeited	(1,793,000)	4.2	0.5	-
Balance as of December 31, 2014 and 2015	-	$-	-	$-
Exercisable as of December 31, 2014 and 2015	-	$-	-	$-

No stock options have been vested during the years ended December 31, 2015 and 2014.

(b)   Non-employee stock option grants

A summary of stock options granted to non-employees for the year ended December 31, 2015 and 2014 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding as of January 1, 2014	40,000	$4.20	0.5 years	$-
Forfeited	(40,000)	4.20	0.5 years	-
Outstanding as of December 31, 2014 and 2015	-	$-	-	$-
Exercisable as of December 31, 2014 and 2015	-	$-	-	$-

16         STATUTORY RESERVES

Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Keyuan synthetic Rubbers, Zhongkexuneng and Guangxi Keyuan are required to allocate at least 10% of their after tax profits as determined under generally accepted accounting principles in the PRC to a statutory surplus reserve until the reserve balances reach 50% of their respective registered capitals. As of December 31, 2015 and December 31, 2014, Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Keyuan synthetic Rubbers, Zhongkexuneng and Guangxi Keyuan had made appropriations to this statutory reserve of approximately $6.1 million and $5.8 million, respectively.

17         STOCK REPURCHASE PROGRAM

On September 17, 2012, the Company’s Board of Directors authorized the repurchase of $2 million of the Company’s common stock for up to $1.50 per share.  During the fiscal year 2014, the Company repurchased 298,962 shares for approximately $306,852. No common stock was repurchased during the fiscal year 2015.

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of equity in the consolidated balance sheets. Treasury shares may be reissued as part of the Company’s stock-based compensation programs. There were no reissuances during the years ended December 31, 2015 and 2014.

18        COMMITMENTS AND CONTINGENCIES

(a) Operating commitments

The Group had outstanding Letter of Credit as of December 31, 2015 of approximately $37 million.

(b) Capital commitments

As of December 31, 2015, the Group had contractual capital commitments of approximately $12.8 million for purchases of equipment. The capital commitments relate primarily to manufacturing equipment updates.

(c) Litigation

On November 15, 2011, the Company and several of its officers were named in a securities class action, alleging violation of federal securities laws by issuing materially false and misleading statements and omitting material facts with regard to disclosure of related party transactions and effectiveness of internal controls in past public filings.  On August 26, 2013, the case was transferred to the Southern District of New York. An Order and Final judgement was entered on October 9, 2015. The case is now dismissed.

On July 2, 2013, the United District Court for the District of Columbia issued a final judgment approving a settlement between the Company and the Securities Exchange and Commission. The settlement was reached on February 28, 2013 in a case filed by the SEC in the United States District Court for the District of Columbia against us, alleging the Company’s violation of Sections 17(a)(2) and 17(a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20 and 13a-13 thereunder. Under the terms of the settlement, the Company, without admitting or denying the allegation of the complaint, paid a civil penalty of US$1 million and were permanently enjoined from violating certain securities law.

On February 13, 2014, the Brown Law Firm filed a derivative action suit on behalf of the Company, alleging certain and former current officers and directors of the Company had violated their fiduciary duties between at least April 22, 2010 to October 20, 2011. The Company and Plaintiff entered a settlement of the derivative action suit pursuant to the term of a Stipulation of Settlement. On October 5, 2015, the Court entered an order granting final approval of the settlement. The case is now dismissed.

On October 30, 2014, in connection with a motion for a temporary restraining order and preliminary injunction filed by Dragon State against the Company and Mr. Chunfeng Tao, a Consent Order was issued by the Court whereby the Company and Mr. Chunfeng Tao agree that, notwithstanding anything contained in the Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock to the contrary, the 5,333,334 shares of Series B Preferred Stock held by Dragon State have not been, and shall not be, automatically converted into shares of Company’s common stock, or any other security prior to the resolution of the above mentioned action; and the expiration of Series C and Series D warrants shall be tolled pending the resolution of the above mentioned action as well.

On October 28, 2014, Dragon State initiated a litigation against the Company, Mr. Chunfeng Tao, and Aichun (Angela) Li in the Court, alleging that the Company and Mr. Chunfeng Tao had violated the securities laws, made material misrepresentations, and breach their duties under the September 28, 2010 Securities Purchase Agreement between Dragon State and the Company. In connection with the complaint, a consent order was issued by the District Court for the Southern District of New York whereby the Company and Mr. Chunfeng Tao agreed that the expiration date of the Series B convertible preferred stock should be tolled pending the resolution of the complaint. On July 11, 2016, the Company and certain affiliates of the Company entered into a share purchase and settlement agreement with Dragon State and others (the “Settlement Agreement”), pursuant to which, Dragon State agreed to transfer the securities of the Company it owned to Delight Reward Limited, a British Virgin Islands company and the controlling shareholder of the Company (“Delight Reward”) and waive all claims and liabilities that Dragon State or its affiliated companies or individuals had brought or would bring against the Company, Delight Reward and certain affiliates of the Company for an aggregate consideration of RMB 18 million or equivalent U.S. dollars. The Settlement Agreement provided that the purchase price for the transfer of the securities pursuant to the Settlement Agreement was RMB 12 million.

On August 4, 2016, the Company has entered into a side agreement with Delight Reward in connection with the execution of a settlement agreement and the payment subsequently made thereunder by the Company to Dragon State. Dragon State agreed to transfer the securities of the Company it owned to Delight Reward and waive all claims and liabilities that Dragon State or its affiliated companies or individuals had brought or would bring against the Company, Delight Reward and certain affiliates of the Company, for an aggregate consideration of RMB 18 million or the equivalent in U.S. dollars.

Under the Side Agreement, Delight Reward agreed to pay to the Company for each Convertible Share the highest sale price of the Company’s Common Stock per share as reported on the OTC Pink during a period commencing on the date of the Settlement Agreement, which was $0.005 per share of Common Stock, for an aggregate purchase price of $27,465.01. Delight Reward also agreed in the Side Agreement not to claim, or attempt to claim for any reason and in any circumstance, that the Warrants are exercisable.

19         INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income tax at progressive rates ranging from 15% to 35%. The state of Nevada does not impose any state corporate income tax.

British Virgin Islands

Sinotech Group is incorporated in the British Virgin Islands (“BVI”). Under the current laws of the BVI, Sinotech Group is not subject to tax on income or capital gains. In addition, upon payments of dividends by Sinotech Group, no BVI withholding tax is imposed.

Hong Kong

Keyuan HK is incorporated in Hong Kong. Keyuan HK did not earn any income that was derived in Hong Kong for the years ended December 31, 2015 and 2014, and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Keyuan synthetic Rubbers, Zhongkexuneng and Guanxi Keyuan are all incorporated in the PRC and the applicable PRC statutory income tax rate for these companies is 25% for the years ended December 31, 2015 and 2014. On June 30, 2014, the local tax authorities granted Guangxi Keyuan the qualification to enjoy the Western Development Enterprise Preferential Tax Policy, which is a 15% income tax rate from the first year when Guangxi Keyuan generate revenue to year 2020. The Company expects Guangxi Keyuan to generate revenue in 2018.

Components of loss before income tax expense consist of the following jurisdictions:

	Year ended December 31,
	2015	2014
	($’000)	($’000)

PRC	$(51,034)	$(42,040)
U.S.	(1,033)	(1,618)
Hong Kong and BVI	(7,213)	(420)
Loss before income taxes	$(59,280)	$(44,078)

The Group’s income tax expense in the consolidated statements of operations and comprehensive loss consists of the following:

	Year ended December 31,
	2015	2014
	($’000)	($’000)

Current income tax expense	$1,222	$420
Deferred income tax expense	-	2,627
Total income tax expense	$1,222	$3,047

Reconciliation between income tax expense and the amounts computed by applying the PRC statutory income tax rate of 25% to income (loss) before income taxes is as follows:

	Year ended December 31,
	2015		2014
	($’000)%		($’000)%

Loss before income taxes	$(59,280)		$(44,078)

Computed expected income tax benefit	(14,820)	25.0	(11,019)	25.0
Tax loss not recognized	11,920	(20.1)	13,442	(30.5)
Effect of different tax rates	871	(1.5)	444	(1.0)
Other	140	(0.2)	102	(0.2)
Permanent differences	3,110	(5.2)	78	(0.2)
Actual income tax expense(benefit)	$1,222	(2.06)	$3,047	(6.91)

The PRC income tax rate has been used because the majority of the Group’s consolidated loss before income taxes arises in the PRC.

The tax effects of the temporary differences that give rise to significant portions of deferred income tax assets are presented below:

	As of December 31,
	2015	2014
	($’000)	($’000)

Net operating tax loss carried forwards	$23,057	$18,194
Prepaid expenses and other current assets	4,876	1,515
Accrued bonus	3	4
Bad debt provision	5,378	1,184
Total deferred income tax assets	33,314	20,897
Valuation allowance	(33,314)	(20,897)
Net deferred tax assets - current	$-	$-

Deferred tax assets arising from net operating loss carry forwards (“NOL’S”) from the Group’s operations outside of the PRC were approximately $8.2 million and $7.5 million as of December 31, 2015 and December 31, 2014, respectively. Management has determined that the Group may not generate sufficient taxable income in those jurisdictions to realize the deferred tax asset. Accordingly, a valuation allowance was provided. As of December 31, 2015, NOL’S and their expiration dates arose in the following jurisdictions:

		Expiration date
		December 31, 2015
US	$6,976	Not applicable
Hong Kong	7,611	Not applicable
BVI	-	Not applicable

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempted from such withholding tax. Further, the Group’s distributions from its PRC subsidiaries are subject to U.S. federal income tax at 34%, less any applicable qualified foreign tax credits. Due to the Group’s policy of reinvesting permanently its earnings in its PRC business, the Group has not provided for deferred income tax liabilities for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed loss of $33 million and undistributed earnings of $9 million as of December 31, 2015 and December 31, 2014, respectively.

For the years ended December 31, 2015 and 2014, the Group did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. Management does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

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

20         LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Years ended December 31
	2015	2014
	($’000)	($’000)
Basic loss per share:
Net loss	$(60,502)	$(47,125)
Net loss attributed to non-controlling interests	(464)	-
Net loss contributable to Keyuan
Petrochemicals Inc. common stockholders	$(60,038)	$(47,125)
Weighted average common share outstanding
(Denominator for basic loss per share)	57,221,050	57,304,255
Basic net loss per share:	$(1.05)	$(0.82)
Diluted net loss per share:	$(1.05)	$(0.82)

21         FAIR VALUE MEASUREMENTS

The Company did not have any assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, respectively.

The fair values of cash, pledged bank deposits, notes receivable, accounts receivable, short-term bank borrowings, notes payable, and accounts payable approximate their respective carrying amounts due to their short-term nature. Amounts due to/from related parties are not practicable to estimate due to the related party nature of the underlying transactions.

22         SIGNIFICANT CONCENTRATIONS AND RISKS

As of December 31, 2015 and December 31, 2014, the Group held cash and pledged bank deposits in financial institutions of approximately $288 million and $349 million, respectively. They were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region, which management believes have high credit ratings.

During the years ended December 31, 2015 and 2014, no sales to individual customer exceeded 10% of the Group’s total net revenues. At December 31, 2015, three customers accounted for 42%, 38% and 18% of accounts receivable. At December 31, 2014, three customers accounted for 29%, 26% and 22% of accounts receivable.

The Group currently buys a majority of its heavy oil, an important component of its products, from three suppliers. Although there are a limited number of suppliers of a particular heavy oil used in production, management believes that other suppliers could provide similar heavy oil on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. Purchases (net of VAT) from the largest three suppliers for the years ended December 31, 2015 and 2014 were approximately $308.3 million and $609.7 million, respectively. These purchases represented 73% and 78%, respectively of all of the Group’s purchases for the years ended December 31, 2015 and 2014.

The Company’s largest supplier accounted for approximately $140 million and $613 million, or 57% and 68% of total purchases for the years ended December 2015 and 2014, respectively.

The Company commenced trading of heavy oil in April 2013, whereby the Company functions as an agent on behalf of a Hong Kong-based customer. For the years ended December 31, 2015 and 2014, the trading of heavy oil consists of purchases of approximately $3 million and $1,769 million, and sales of approximately $3 million, and $1,774 million, resulting in a gain of nil and $4 million, that has been included in cost of sales in the consolidated statement of operations and comprehensive loss.

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

23         RELATED PARTY TRANSACTIONS AND RELATIONSHIPS AND TRANSACTIONS WITH CERTAIN OTHER PARTIES

(A) Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao (“Mr. Tao”)	Majority stockholder

Mr. Peijun Chen (“Mr. Chen”)	Principal stockholder

Mr. Jicun Wang	Principal stockholder

Ms. Sumei Chen	Member of the Company's Board of Supervisors and spouse of Mr. Wang

Ms. Yushui Huang (“Ms. Huang”)	Vice President of Administration, Ningbo Keyuan

Mr. Dingan Zhang (“Mr. Zhang”)	Former Chief Financial Officer of Ningbo Keyuan (October 2015 - April 2016)

Ningbo Pacific Ocean Shipping Co., Ltd (“Ningbo Pacific”)	100% ownership by Mr. Zhang

Ningbo Hengfa Metal Product Co., Ltd (Ningbo Hengfa, former name “Ningbo Tenglong”)	100% ownership by Mr. Chen

Ningbo Xinhe Logistic Co., Ltd (“Ningbo Xinhe”)	10% ownership by Ms. Huang

Related party transactions and amounts outstanding with the related parties as of December 31, 2015 and December 31, 2014 and for the years then ended are summarized as follows:

	Year ended December 31,
	2015	2014
	($’000)	($’000)

Purchase of transportation services (a)	$1,821	$3,117

	As of December 31,
	2015	2014
	($’000)	($’000)

Amounts due from related parties (b)	$92	$53
Amounts due to related parties (b)	$4,592	$-
Account payable to related parties	$739	$839

(a) Purchase of service from related parties consist of the following:

	As of December 31,
	2015	2014
	($’000)	($’000)

Ningbo Xinhe (Transportation expenses)	$1,821	$3,117

(b) Amount due to related parties consists of the following:

	As of December 31,
	2015	2014
	($’000)	($’000)

Mr. Tao	$4,592	$-

Amount due from related parties consists of the following:

	As of December 31,
	2015	2014
	($’000)	($’000)

Mr. Tao	$46	$48
Others	46	5

(c) Guarantees for Bank Loans

Guarantee provided by Mr. Tao amounted $138.6 million and $147.1 million as of December 31, 2015 and 2014.

Bank loans guarantee Mr. Tao amounted $95.9 million and $15.1 million as of December 31, 2015 and 2014.

(B) Relationships and transactions with certain other parties

The Group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd (“Ningbo Litong”)	Former 12.75% nominee shareholder of Ningbo Keyuan

Huaning International Trading Co., Ltd (“Huaning”)	The director of Huaning is the shareholder and director of Ningbo Xinghe, one of the Group’s related parties

Mercuria energy trading Pte Ltd (“Mercuria”)	Major supplier

Ningbo Anqi Petrochemical Co., Ltd (“Ningbo Anqi”)	A related party through September 2011 when control transferred

Ningbo Kunde Petrochemicals (“Ningbo Kunde”)	A related party through September 2011 when control transferred

Ningbo Lide Investment Co., Ltd. (“Ningbo Lide”, f/k/a Ningbo Kewei)	A related party through September 2011 when control transferred

Transactions and amounts outstanding with these parties as of December 31, 2015 and December 31, 2014 and for the years then ended are summarized as follows:

	Year ended December 31,
	2015	2014
	($’000)	($’000)

Sales of products (d)	$51,413	$27,630
Purchase of raw materials (e)	$277,433	$635,775
Guarantee for bank borrowings (f)	$310,276	$422,221

	As of December 31,
	2015	2014
	($’000)	($’000)

Amounts due from these parties (g)	$3,907	$5,723
Amount due to these parties (h)	$-	$163
Advance payments to these parties(i)	$4,552	$7,139
Advance received from these parties (j)	$4	$1,657
Accounts receivables (k)	$-	$13,367
Accounts payables (l)	$41,269	$22,660
Notes payable (m)	$140,715	$39,827
Notes receivable (n)	$514	$-

(d) The Group sold finished products of approximately $25.9 million and $15.1 million to Ningbo Litong for the years ended December 31, 2015 and 2014, respectively. The Group sold finished products of approximately $25.6 million and $10.0 million to Ningbo Lide for the years ended December 31, 2015 and 2014, respectively. The Group sold finished products of approximately nil and $2.5 million to Huaning for the years ended December 31, 2015 and 2014, respectively.

(e) The Group purchased raw materials of approximately $131.4 million and $63.2 million from Ningbo Litong for the years ended December 31, 2015 and 2014, respectively. The Group purchased raw materials of approximately $112.0 million and $26.7 million from Ningbo Lide for the years ended December 31, 2015 and 2014, respectively. The Group purchased raw materials of approximately $31.2 million and $545.9 million from Mercuria for the years ended December 31, 2015 and 2014, respectively. The Group purchased raw materials of approximately $2.8 million and nil from Huaning for the years ended December 31, 2015 and 2014, respectively.

(f) Guarantees for Bank Loans:	Guarantee as of December 31,
	2015	2014
	($’000)	($’000)

Ningbo Litong	$102,379	$152,569
Ningbo Lide	207,897	269,652
Total	$310,276	$422,221

	Bank loans Guaranteed as of December 31,
	2015	2014
	($’000)	($’000)

Ningbo Litong	$18,634	$72,881
Ningbo Lide	101,783	81,760
Total	$120,417	$154,641

Beginning in January 2011, loan guarantee fees were approximately 0.3% per quarter of the loan principal guaranteed. In January 1, 2014, a supplementary agreement was signed that Ningbo Litong, Ningbo Lide and Mr. Tao agreed to cease the charge of loan guarantee fees from the Company.

No guarantee fees were paid for the years ended December 31, 2015 and 2014, respectively.

(g) At December 31, 2015 and 2014 amount due from these parties consist of amount due from Huaning of $3.9 million and $0.1 million, respectively, amount due from Mercuria of nil and $5.7 million, respectively.

(h) At December 31, 2015 and 2014 amount due to these parties consist of amount due to Ningbo Litong of nil and $0.2 million, respectively.

(i) At December 31, 2015 and 2014 advances payment to these parties consist of payment to Ningbo Litong of nil and $4.4 million, respectively, and Ningbo Lide of $4.6 million and $2.7 million, respectively.

(j) At December 31, 2015 and 2014 advances received from these parties consist of amounts received from Ningbo Litong of nil and $0.1 million, respectively, amounts received from Huaning of $0.1 million and nil, respectively, and amounts received from Ningbo Lide of nil and $1.6 million, respectively.

(k) At December 31, 2015 and 2014 account receivable from these parties consist of account receivable from Ningbo Litong of nil and $7.3 million, respectively, account receivable from Ningbo Lide of nil and $6.1 million, respectively.

(l)At December 31, 2015 and 2014 accounts payable to these parties consist of payable to Ningbo Litong of $1.4 million and nil, respectively, payable to Ningbo Lide of nil and $3.8 million, respectively, and payable to Mecuria of $39.9 million and $18.9 million, respectively.

(m) At December 31, 2015 and 2014 notes payable to these parties consist of notes payable to Ningbo Litong of $68.6 million and $20.6 million, respectively, payable to Ningbo Lide of $72.2 million and $7.6 million, respectively, and payable to Mecuria of nil and $11.6 million, respectively.

(n) At December 31, 2015 and 2014 notes receivable from these parties consist of notes receivable from Ningbo Litong of $0.5 million and nil, respectively, notes receivable from Ningbo Lide of $0.1 million and nil, respectively.

24        CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflect this segment structure. The Company reports financial and operating information in the following two segments:

(a) Petrochemicals Segment: Manufacturing and sales of mixed light aromatics, mixed heavy aromatics, fine propylene, propane, butane, liquefied petroleum gas (LPG), methyltert-butylether, styrene, etc.

(b) Rubber Segment: Manufacturing and sales of various rubber products.

Segment information for the years ended December 31, 2015 and 2014 is as follows:

	Year end December 31, 2015			Year end December 31, 2014
	Petrochemical	Rubber	Total	Petrochemical	Rubber	Total
	($’000)	($’000)	($’000)	($’000)	($’000)	($’000)

Sales	$410,287	$64,073	$474,360	$627,635	$25,862	$653,497
Loss from operations	$(5,218)	$(4,583)	$(9,801)	$(19,357)	$282	$(19,075)
Interest income	$12,121	$110	$12,231	$9,998	$111	$10,109
Interest expense	$36,970	$1,013	$37,983	$26,077	$-	$26,077
Depreciation	$11,455	$3,810	$15,265	$9,949	$3,716	$13,665
Amortization	$243	$-	$243	$148	$-	$148
Income tax (benefit) expense	$-	$1,222	$1,222	$3,047	$-	$3,047
(Deductions) additions of property, plant and equipment	$(12,817)	$(4,510)	$(17,327)	$70,529	$9,698	$80,227
Total assets	$724,008	$105,687	$829,695	$791,582	$119,083	$910,665

25         Keyuan Petrochemicals, Inc. (Parent Company)

Relevant PRC statutory laws and regulation permit payments of dividends by the Company’s subsidiaries in the PRC only out of their retained earnings, if any, as determined in accordance with the PRC accounting standards and regulations.

Under the laws of the PRC on enterprises with wholly owned foreign investment, the Company’s subsidiaries in the PRC are required to allocate at least 10% of their after tax profits, after making good their accumulated losses as reported in their PRC statutory financial statements, to the general reserve fund and have the right to discontinue allocations to the general reserve fund if the balance of such reserve has reached 50% of their registered capital. These statutory reserves are not available for distribution to the shareholders (except in liquidation) and may not be transferred in the form of loans, advances, or cash dividends.

As of December 31, 2015 and December 31, 2014, approximately $6.1 million and $5.8 million was appropriated from retained earnings and set aside for the statutory reserve by the Company’s subsidiaries in the PRC, respectively.

As a result of these PRC laws and regulations, the Company’s subsidiaries in the PRC are restricted in their ability to transfer a portion of their net assets, either in the form of dividends, loans or advances, and consisting of paid-in capital and statutory reserves amounting to approximately $265 million and $204 million as of December 31, 2015 and December 31, 2014, respectively.

The following presents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheets:

	As of December 31
	2015	2014

Cash	$5	$5
Other current assets	21	21
Investment in subsidiaries	41,774	41,774
Total assets	$41,800	$41,800

Accounts payable	$272	$272
Accrued expenses and other payables	6,619	5,619
Inter-company liabilities	12,865	12,832
Dividends payable	2,382	2,382
Series B convertible preferred stock	-	-
Total stockholders' equity	19,662	20,695
Total liabilities and stockholders’ equity	$41,800	$41,800

Condensed Statements of Operations:

	Year ended December 31,
	2015	2014
	($’000)	($’000)

General and administrative expenses	$1,033	$1,618
Interest expense	-	-

Net loss	$1,033	$1,618

Condensed Statements of Cash Flows:

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net Loss	$(1,033)	$(1,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	-	-
Decrease in other assets	-	-
Decrease in accounts payable, accrued expenses and other payables	1,033	1,618

Net cash used in operating activities	-	-

Cash flow from financing activities:
Advance from inter-group company	-	-
Net cash provided by financing activities	-	-

Net decrease in cash	-	-

Cash at beginning of period	5	5
Cash at end of period	$5	$5

26         AMOUNTS DUE FROM (TO) NON-CONTROLLING INTERESTS

The Group has the following relationships and transactions with non-controlling interest:

Name of party	Relationship
Hengyun	Non-controlling shareholder of Guangxi Keyuan since 2015 (details disclosed in Note 1)

Transactions and amounts outstanding with this party as of December 31, 2015 and December 31, 2014 and for the years then ended are summarized as follows:

	Year ended December 31,
	2015	2014
	($’000)	($’000)

Sales of products	$29,516	$2,775
Purchase of raw materials	$138,495	$10,127

	As of December 31,
	2015	2014
	($’000)	($’000)

Amount due to non-controlling interest shareholder	$-	$80,896
Advance payments to non-controlling interest shareholder	$2,222	$2,159
Accounts receivables	$17,153	$843
Accounts payables	$-	$4,570
Notes payable	$90,601	$-

27         SUBSEQUENT EVENTS

On July 11, 2016, the Company and certain affiliates of the Company entered into a Settlement Agreement with Dragon State and others, pursuant to which, Dragon State agreed to transfer the securities of the Company it owned to Delight Reward and waive all claims and liabilities that Dragon State or its affiliated companies or individuals had brought or would bring against the Company, Delight Reward and certain affiliates of the Company for an aggregate consideration of RMB 18 million or equivalent U.S. dollars. The Settlement Agreement provided that the purchase price for the transfer of the securities pursuant to the Settlement Agreement was RMB 12 million.

On August 4, 2016, the Company has entered into the Side Agreement with Delight Reward in connection with the execution of the Settlement Agreement and the payment subsequently made thereunder by the Company to Dragon State. Under the Side Agreement, Delight Reward agreed to pay to the Company for each convertible shares underlying the Series B convertible preferred shares, the highest sale price of the Company’s Common Stock per share as reported on the OTC Pink during a period commencing on the date of the Settlement Agreement, which was $0.005 per share of Common Stock, for an aggregate purchase price of $27,465.01. Delight Reward also agreed in the Side Agreement not to claim, or attempt to claim for any reason and in any circumstance, that the Series C and Series D warrants are exercisable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously disclosed in our current report on Form 8-K filed on January 8, 2015, on December 4, 2014, GHP Horwath completed its engagement that included the audit of the Company’s financial statements included in our Form 10-K for fiscal year 2013, and the reviews of the Company’s interim financial statements included in our Forms 10-Q for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014. The Company and GHP Horwath had been discussing its inability to devote significant resources to the planned remediation of our controls and procedures with regard to financial reporting due to cash constraints the Company had been experiencing. Although we have been making efforts to remediate the material weaknesses and deficiencies identified by GHP Horwath (including adopting a related party transaction tracking system, establishing and enhancing accounting management systems, enforcing controls and monitoring of project budgets, and training accounting staff about U.S. GAAP), the Company had not yet fully implemented GHP Horwath’s recommendations. The Company decided to look for another accounting firm. On January 2, 2015, GHP Horwath declined to stand for re-appointment due to the Company’s failure to “significantly improve the control environment.” The Company accepted GHP Horwath’s letter.

From July 5, 2011 when GHP Horwath was engaged, and subsequently through January 2, 2015, there were no disagreements between the Company and GHP Horwath on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GHP Horwath would have caused them to make reference to the subject matter of the disagreements in connection with its reports.

The audit reports of GHP Horwath on the consolidated financial statements of the Company as of and for the years ended December 31, 2012 and 2013 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, or accounting principles. The audit reports of GHP Horwath on the consolidated financial statements of the Company as of and for the each of the years ended December 31, 2012 and 2013 included an explanatory paragraph relating to the Company’s ability to continue as a going concern, and the audit report of GHP Horwath on the consolidated financial statements of the Company as of and for the year ended December 31, 2012 included explanatory paragraphs related to unusually important events that occurred in 2011 and significant transactions and relationships with related parties and certain other parties.

As previously disclosed in our current report on Form 8-K filed on November 5, 2015, effective on October 31, 2015, the Company engaged Marcum Bernstein & Pinchuk LLP (“Marcum BP”) as its new independent registered public accounting firm to provide annual audit services for the year ended December 31, 2015 and 2014 and reviews for quarters during the fiscal years ended December 31, 2016 and 2015. The decision to engage Marcum BP was approved by the Company’s audit committee of the Board of Directors. During its two most recent fiscal years, and during any subsequent interim period prior to the date of Marcum BP’s engagement, the Company did not consult Marcum BP regarding either: (i) the application of accounting principles to a proposed or completed specified transaction, or the type of audit opinion that might be rendered, and neither a written report nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or reportable event within the meaning set forth in Regulation S-K, Item 304 (a)(1)(iv) or (a)(1)(v). On December 4, 2014, GHP Horwath completed its engagement that included the audit of the Company’s financial statements included in our Form 10-K for fiscal year 2013, and the reviews of the Company’s interim financial statements included in our Forms 10-Q for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014. The Company and GHP Horwath had been discussing its inability to devote significant resources to the planned remediation of our controls and procedures with regard to financial reporting due to cash constraints the Company had been experiencing. Although we have been making efforts to remediate the material weaknesses and deficiencies identified by GHP Horwath (including adopting a related party transaction tracking system, establishing and enhancing accounting management systems, enforcing controls and monitoring of project budgets, and training accounting staff about U.S. GAAP), the Company had not yet fully implemented GHP Horwath’s recommendations. The Company decided to look for another accounting firm. On January 2, 2015, GHP Horwath declined to stand for re-appointment due to the Company’s failure to “significantly improve the control environment.” The Company accepted GHP Horwath’s letter.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Control and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer has concluded that, as of December 31, 2015, our disclosure controls and procedures were not sufficiently effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework.

As a result of the findings of the Audit Committee in connection with the independent investigation described in the Item 1 of this Report, and its review of our controls and procedures, management concluded that the Company had material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

In connection with the preparation of our financial statements for the fiscal years ended December 31, 2015 and 2014, management has determined that our internal control over the financial reporting was not effective as of December 31, 2015 to ensure that the Company’s financial statements (and related financial statement disclosures) were prepared in accordance with U.S. GAAP.

Some specific weaknesses in our control environment include:

1)          Lack of sufficient knowledge of and ability to apply U.S. GAAP principles by our existing key accounting staff;

2)          Insufficient accounting staff, which results in a failure to segregate duties sufficiently to have an efficient internal control system and to ensure a timely and proper preparation and review of the financial statements;

3)          An insufficient number of personnel appropriately qualified to perform control monitoring activities;

4)          Lack of internal control consciousness and awareness by individuals responsible for certain key control activities, including lack of sufficient documentation of our existing financial processes, risk assessment and internal controls;

5)          Inadequate training and training programs;

6)          Inadequate senior management oversight and monitoring of the accounting functions of the organization throughout 2014 and 2015;

7)          Lack of policies and procedures to analyze, document, monitor and report on non-routine and complex transactions, construction projects to identify new related parties, to sufficiently document and monitor certain accounting entries and supporting schedules; and

8)          Lack of communication between operations and the accounting/finance departments and inadequate sharing of financial information within the Company.

In the past two fiscal years, we experienced a large amount of turnover in our accounting department and our current staff team is relatively new and inexperienced, and thus unfamiliar with the Company, as well as U.S. GAAP reporting. In order to meet the rigorous demands of being a U.S. listed company and remediate the weaknesses that have been identified, we are working on taking or plan to implement the following additional measures:

a)          Implementing regular training programs with regard to internal controls, compliance requirements and corporate governance;

b)          Identifying outside directors with greater U.S. public company experience and increasing board oversight;

c)          Hiring additional accounting personal, including, but not limited, to an experienced controller;

d)          Hiring additional senior manager or consultant with the appropriate skills and experience, and background in U.S. GAAP and SEC reporting;

e)          Implementing policies and procedures to provide for the rigorous monitoring and oversight of the control environment, monitoring of the organizational structure, and implementing a robust internal audit program;

f)          Further evaluating the duties and responsibilities of senior management;

g)          Implementing procedures in accordance with the related party transaction tracking system for the identification, documentation, Board approval and appropriate disclosure of potential related party and related party transactions;

h)          Implementing policies and procedures to ensure that all non-routine transactions are identified in a timely manner, so that all such transactions are approved by the Board and developing systems and processes to accumulate appropriate documentation supporting the transactions and to accumulate all information required for disclosure in our financial statements;

i)          Developing and enhancing policies to ensure that all identified contingencies are evaluated completely and in a timely manner to provide for a continuous and robust risk assessment process, including evaluation of legal and regulatory considerations related to business activities;

j)          Further strengthening policies and procedures related to construction-in-process, including formalized budget monitoring, timely and accelerated receipt of invoices from vendors to reduce both the risks inherent in the estimation of deductible input VAT and the risks associated with the estimation of accounts payable, approval of contract change orders and updating of contract schedules for contract cancellations, and establishing more robust documentation of goods and services received;

k)          Implementing policies and procedures to ensure that consolidated financial statements are properly reviewed by accounting personnel and that all supporting schedules are reconciled and reviewed timely; and

l)          Implementing policies and procedures to ensure adequate communication and sharing of financial information within the Company.

If we are able to successfully undertake the remediation measures outlined above, and if such measures are effectively implemented and maintained, we believe that we will be able to remediate the material weaknesses discussed above. However, due to the limited cash flow we are currently experiencing and the lack of experience in public company governance by our key personnel, we are not able to devote significant resources to the planned remedial measures mentioned above and cannot assure when or if we will be able to successfully implement these remedial measures.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Because we are a smaller reporting company, management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in internal control over financial reporting

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the fiscal years and the quarter ended December 31, 2015, to which this Form 10-K relate that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9b. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table and text set forth the names and ages of all directors and executive officers as of the date of this report. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the U.S. federal securities laws.

Name	Age	Position
Chunfeng Tao	48	Chairman and Director

Feng Chen	41	President, Chief Executive Officer, Chief Financial Officer and Vice President of Accounting

Dishen Shen	77	Independent Director

Xin Yue	51	Director

Mr. Chunfeng Tao, Chairman (April 2010-Current), Former President and Former Chief Executive Officer (April 2010-April 2016), Former Chief Financial Officer and Vice President of Accounting (March 2015-October 2015). Mr. Chunfeng Tao has been a member of our Board of Directors and was the CEO of the Company commencing in April 2010. Mr. Tao was our Chief Financial Officer and Vice President of Accounting during a period from March 2015 to October 2015. On April 8, 2016, Mr. Tao resigned as the Chief Executive Officer, Chief Financial Officer, Vice President of Accounting and President but remained as the Chairman of the Board. Mr. Tao has over 20 years’ extensive experience in the petrochemical industry. From 2008 to 2010, he served as president of Ningbo Keyuan. Between 2005 and 2008, he served as President of Ningbo Hebang Chemical Co., a company with annual revenue of RMB 10 billion where he managed and built to an annual production capacity of 250,000 MT for aromatic and heavy oil cracking products. Between 2002 and 2005, Mr. Tao served as an executive vice president of Ningbo Daxie Liwan Petrochemicals Co., a company with annual revenue of RMB 6 billion. Under his management, the company’s annual production was increased to 500,000 MT of high grade asphalt. Between 1989 and 2002, Mr. Tao served in various senior management and technical positions at Sinopec Zhenhai Refining & Chemical Co., the largest base for crude oil processing and sour crude oil processing in China, and won over 30 technological innovations, management awards and distinction during his service period. Mr. Tao received his Bachelor of Science in Petroleum Processing from Guangdong Petrochemical College and Master of Science in Chemical Engineering from China University of Petrochemical.

Ms. Feng Chen, Chief Executive Officer, President, Chief Financial Officer and Vice President of Accounting (April 2016 –Current). On April 8, 2016, Ms. Chen was appointed by the Company’s Board of Directors as the Chief Executive Officer, President, Chief Financial Officer and Vice President of Accounting of the Company, effective immediately. Ms. Chen has experience in financial management. She has been a finance director and chief financial officer of Ningbo Keyuan since 2007. From 2004 to 2007, Ms. Chen served as a finance manager at Zhejiang Dragon Fine Line Corp., Ltd. From 2000-2003, Ms. Feng Chen was an accountant at Ningbo Qiling Steel Industry Corp., Ltd. Ms. Chen holds a Bachelor of Accounting from Central Radio and Television University.

Mr. Dishen Shen, Director (July 2010 - Current). Mr. Dishen Shen has been a member of our Board of Directors since July 2010. Mr. Shen is a senior petrochemical engineer with more than 40 years of oil refining and petrochemical industry expertise and management experience. Mr. Shen has served in a variety of progressive leadership roles in planning and economic development in Zhejiang Province, focusing primarily on development of the petrochemical industry, and serves today as a member of the People's Committee of Zhejiang Province. He has been serving as a senior counsel for Zhejiang Provincial Association of Engineering Consultants, the institute providing consulting and administration service since 2005. He graduated from Beijing Petroleum Institute with a major in Oil Refining Systems.

Mr. Xin Yue, Director (July 2010 –Current).Mr. Xin Yue has been a member of our Board of Directors since July 2010. Mr. Yue has been since 2005 and currently is co-founder and chief executive officer of Cmark Capital Co., Ltd. Previously he co-founded Golden Spider Co., Ltd., and New Shengtong Technology Co., Ltd. Mr. Yue has served as an advisor to several U.S. public companies, such as Tianyin Pharmaceutical Co., Inc. and Jpak Group Inc. He received his Bachelor of Science in Economics and Management at Capital Economic and Trade University and his MBA in Finance from Baruch College at The City University of New York.

Mr. Dingan Zhang, Former Chief Financial Officer and Vice President of Accounting (October 2015 –April 2016). Mr. Zhang joined Keyuan in March 2015 as an accounting manager responsible for designing and implementing accounting policy, budget control and management, investment management, and internal control and accounting control, and was appointed as the Chief Financial Officer and Vice President of Accounting on October 1, 2015. Mr. Zhang resigned from his position as the Chief Financial Officer and Vice President of Accounting on April 8, 2016. Prior to joining the Company, Mr. Zhang worked at Ningbo Sound King Group Co., Ltd from April 2013 to February 2015. Mr. Zhang worked at Shanshan Corporation from February 2010 to March 2013. Mr. Zhang graduated from China University of Petroleum in 1995 majoring in Accounting Management.

Mr. Baojun Zheng, Former Chief Financial Officer (January 2014-December 2014). In January 2014, Mr. Baojun Zheng was appointed as Vice President of Accounting and Chief Financial Officer by the Board of the Directors to replace Mr. Fan Zhang. In December 2014, Mr. Zheng resigned from his position as the Chief Financial Officer of the Company but stayed as the acting Chief Financial Officer until March 2015. On Before joining the Company, Mr. Zheng had 18 years’ experience in financial management. From 2011 to 2013, Mr. Zheng was a finance director of Ningbo AIERNI Group Co., Ltd. From 2002 to 2011, Mr. Zheng served as a finance director at Ningbo YunShen Corp., Ltd. Mr. Zheng holds a Bachelor of Accounting and Financial Management from Zhejiang Financial and Science University.

Mr. Fan Zhang, Former Chief Financial Officer (August 2011-January 2014). Mr. Zhang served as the Chief Financial Officer of the Company from August 2011 to January 2014. Before joining the Company, Mr. Zhang was a finance director in Ningbo LG Yongxing Chemical Co., Ltd., a Sino-Korean joint venture between Ningbo Yongxing Chemical Investment Co. Ltd., and LG Chemical Co. Ltd., the largest chemical company in Korea. Ningbo LG Yongxing Chemical Co. Ltd is the largest ABS producer in China. Mr. Zhang had more than twelve years’ experience in financial reporting and controls, tax planning, fund management, ERP operation system management, internal audit and property insurance planning. Mr. Zhang holds a Bachelor of Economics from Hangzhou Electronic Technical University.

Mr. Yuxin Xiang, Former Director (September 2012-November 2014). Mr. Xiang was the Chairman of the Audit Committee from September 2012 to November 2014. Mr. Xiang serves as the president of CNX Consulting Inc. which provides financial reporting, asset management and capital transactions services to North American companies, as well as a director and Audit Committee member of five companies listed on the Toronto Stock Exchange (“TSX”) and TSX Venture Exchange (“TSXV”). Prior to joining CNX Consulting, Mr. Xiang served as the chief financial officer of IND DairyTech Limited and GobiMinInc, both listed on TSXV. Mr. Xiang also worked in corporate finance management for several TSX listed companies, including COM DEV International Ltd., ATS Automation Tooling Systems Inc. and CFM Corporation. He holds a Bachelor of Arts from Huazhong University of Science & Technology in China, and a Master of Business Administration from York University in Canada. Mr. Xiang is a certified management accountant (Ontario) and a certified public accountant (Delaware).

Significant Employee

The following employee is not an executive officer of the Company, but has been and is expected to continue, making significant contributions to our business:

Mr. Mingliang Liu, Vice President of Manufacturing. Mr. Liu has been responsible for overseeing the manufacturing and production of the Company since 2009. Mr. Liu has over 30 years of experience in petrochemical manufacturing and production management and specializes in oil refining, heavy oil cracking and crude oil processing. Between 1975 and 2009, he served in various supervisory and managerial positions at Sinopec Zhenhai Refining & Chemical Co. Mr. Liu majored in Economics & Management at Zhejiang CCP Institute.

Corporate Governance

Corporate governance is the system that allocates duties and authority among a corporation’s stockholders, the Board of Directors and management. The stockholders elect the members of the Board of Directors and vote on extraordinary matters. The Board of Directors is a corporation’s governing body, responsible for hiring, overseeing, and evaluating management, particularly the chief executive officer; and management runs a corporation’s day-to-day operations. Our Board of Directors currently consists of three seats, and is led by the Chairman of the Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they have filed.

Based on our review of copies of such reports, we identified the following persons, at any time during the fiscal year ended December 31, 2015 and 2014, was a director, officer, beneficial owner of more than ten percent of our Common Stock:

Name	Relationship with us	Number of late reports	Number of transaction not timely reported	Know failure to file the report

Chunfeng Tao	Former CEO and CFO (04/2010-04/2016), Chairman, and majority shareholder (via holding Delight Reward)	0	0	0
Dishen Shen	Independent Director	0	0	0
Yuxing Xiang	Former Independent Director (09/2012-11/2014)	0	0	1 (1)
Xin Yue	Director	0	0	0
Dingan Zhang	Former CFO (10/2015-04/2016)	0	0	2 (1)(2)
Baojun Zheng	Former CFO(01/2014-12/2014)	0	0	2 (1)(2)
Fan Zhang	Former CFO(08/2011-01/2014)	0	0	1 (2)
Delight Reward	Majority shareholder	0	0	0

(1)	Failure to file a Form 3 upon the appointment.
(2)	Failure to file a Form 5 upon the resignation.

Code of Ethics

Our codes of ethics is designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations. These codes also incorporate our expectations of our executives that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. Our codes of ethics is attached as an exhibit to the Current Report on Form 8-K that we filed with the SEC on July 7, 2010.

Board Independence and Committees

As our Common Stock is traded on the OTC Pink, we are not required to have an independent majority of the Board of the Directors. We currently have three directors, Mr. Tao, Mr. Xue Xin and Mr. Dishen Shen. Of these three, only Mr. Shen is “independent” as that term is defined by Nasdaq Rule 4200(a)(15). The Nasdaq listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the Company that would interfere with the director’s exercise of independent judgment.

Audit Committee and Financial Expert

Our Audit Committee consists of Mr. Dishen Shen. The Audit Committee assists the Board of Directors with oversight of (i) the integrity of the our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit and independent auditor, and the Audit Committee prepares the report that the SEC requires to be included in our annual proxy statement. The Audit Committee operates under a written charter. Pursuant to the charter of our Audit Committee, the Audit Committee shall consist of a minimum of three independent directors and at least one of the member needs to be an “audit committee financial expert” as defined by the rules and regulations of the SEC. Mr. Shen does not possess accounting or related financial management experience that qualified him as an audit committee financial expert and our Audit Committee is currently composed of one person. Therefore, our Audit Committee is not in compliance with the requirements of its charter.

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and general employees, and for providing assistance and recommendations with respect to our compensation policies and practices. The Compensation Committee operates under a written charter, pursuant to which, the Compensation Committee shall consist of at least three independent directors. The Compensation Committee currently consists of Mr. Dishen Shen and is not in compliance with this composition requirement.

Nominating Committee and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for assisting the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. The Nominating and Corporate Governance Committee operates under a written charter, pursuant to which the Nominating and Corporate Governance Committee shall consist of a minimum of three independent directors. The Nominating and Corporate Governance Committee currently has only one member, Mr. Dishen Shen, and is not in compliance with this composition requirement.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

Summary Compensation Table of Named Executive Officers

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2015 and 2014 to each of the following named executive officers. The total amount was$113,322 in 2015, and $161,895 in 2014, respectively.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chunfeng Tao (1)	2015	66,625	-	-	-	-	-	66,625
(Former CEO,	2014	54,216	-	-	-	-	-	54,216
Former CFO)	2013	59,103	-	-	-	-	-	59,103

Feng Chen	2015	33,132	-	-	-	-	-	33,132
(CEO, President, CFO)	2014	39,156	-	-	-	-	-	39,156
	2013	56,475	-	-	-	-	-	-

Fan Zhang (2)	2015	7,623	-	-	-	-	-	7,623
(Former CFO)	2014	29,367	-	-	-	-	-	29,367
	2013	29,861	5,005	-	-	-	-	34,866

Baojun Zheng (1)	2015	-	-	-	-	-	-	-
(Former CFO)	2014	39,156	-	-	-	-	-	39,156
	2013	39.294	-	-	-	-	-	39,294

Dingnan Zhang(1)	2015	16,942	-	-	-	-	-	16,942
(Former CFO)	2014	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-

(1)	Mr.Chunfeng Tao was the Chief Executive Officer and President from April 2010 to April 2016 and Chief Financial Officer and Vice President of Accounting from March 2015 to October 2015.

(2)	Mr. Fan Zhang was the Chief Financial Officer from August 2011 to January 2014.

(3)	Mr. Baojun Zheng was the Chief Financial Officer from January 2014 to December 2014.

(4)	Mr. Dingnan Zhang was the Chief Financial Officer and Vice President of Accounting from October 2015 to April 2016.

Pension Benefits

As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. The total amount we paid into these plans were $1 million in 2015 and $1 million in 2014.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Retirement/Resignation Plans

As required by PRC regulations, we participate in the retirement plans that are organized by municipal and provincial governments for our permanent employees. The members of our retirement plans are entitled to a pension equal to a fixed proportion of the salary prevailing at the member’s retirement date. The total amount we paid into these plans were $1 million in 2015 and $1 million in 2014.

Employment Agreements

We have entered into employment agreements with each of the PRC subsidiary’s employees, officers and directors.

On May 1, 2007, Ningbo Keyuan entered into a non-fixed term employment agreement with Mr. Chunfeng Tao, pursuant to which, Ningbo Keyuan hired Tao as its general manager effective May 1, 2007. The compensation in connection with this employment shall be commensurate with Tao’s duties and responsibility as the general manager and is subject to mutual agreement between Tao and Ningbo Keyuan. On February 2, 2009, Ningbo Keyuan entered into another similar agreement with Mr. Mingliang Liu to hire him as vice general manager.

On May 1, 2007, Ningbo Keyuan also entered into a confidentiality and non-compete agreement with Mr. Chunfeng Tao, pursuant to which, Tao agreed, among other things, (i) that he will keep in confidence all Ningbo Keyuan confidential information obtained in connection with such employment; (ii) that Ningbo Keyuan has the sole ownership right to all Ningbo Keyuan intellectual properties, either developed by Tao individually or collectively with other parties during his employment term or within one (1) year following the termination of his employment; and (iii) that within 2 years following the termination of his employment, he will not, directly or indirectly, engage in any business or other activities related to Ningbo Keyuan confidential information that he obtained during his last 5 years of employment (or such less term) with Ningbo Keyuan. In addition, using the same form of the agreement, Ningbo Keyuan entered into confidentiality and non-compete agreement with Mr. Mingliang Liu on February 2, 2009.

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2015 and 2014, to each of the following named directors.

Name		Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Yuxin Xiang (1)	2015	-	-	-	-	-	-	-
	2014	45,000	-	-	-	-	-	45,000

Dishen Shen	2015	19,754	-	-	-	-	-	19,754
	2014	19,754	-	-	-	-	-	19,754

Xin Yue	2015	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-

Chunfeng Tao	2015	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-

(1)	Mr. Yuxin Xiang was the chairman of the Audit Committee from September 2012 to November 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 13, 2016 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director and executive officer and (iii) all of our directors, executive officers and director nominees as a group. As of October 13, 2016, we had 63,132,726 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of October 13, 2016. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of October 13, 2016 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

As of October 13, 2016, the series A warrants, series B warrants issued in the April-May 2010 Private Placement, and series C warrants and series D warrants issued in the September 2010 Private Placement were expired. The series A and series M convertible preferred shares issued in the April-May 2010 Private Placement and the series B convertible preferred shares issued in the September 2010 Private Placement were converted into shares of Common Stock. Therefore, no derivative securities or share of Common Stock underlying derivative securities has been taken into account when we calculate the beneficiary ownership.

We calculate beneficial ownership for purposes of this table as follows:

A + B

X + B

Where:

A = number of shares of Common Stock an person currently owns

B = number of shares of Common Stock an person may own within 60 days

X= number of shares of Common Stock currently outstanding

Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is Qingshi Industrial Park, Ningbo Economic & Technological Development Zone, Ningbo, Zhejiang Province, P. R. China 31580.

Name of Beneficial Owner	Amount (Number of Shares)	Percentage of Outstanding Shares of Common Stock (5)(6)
Delight Reward Limited (1)	53,051,001	84.03%
Chunfeng Tao (2)	53,051,001	84.03%
Peijun Chen (3)	5,888,662	9.33%

(1)	Delight Reward is (x) 85.56% owned by Apex Smart Limited, a British Virgin Islands company (“Apex Smart”), (y) 11.10% owned by Chance Brilliant Holdings Limited, a British Virgin Islands company (“Chance Brilliant”), and (z) 3.34% owned by Harvest Point Limited, a British Virgin Islands company (“Harvest Point”). Mr. Chunfeng Tao is the sole director and stockholder of Apex Smart, and is Chairman of the Board of Directors of the Company. The principal business address of the Company is set forth on the cover page of this Report. The residential address of Mr. Tao is Room 902, No. 97, Lane 728, Song Jiang Dong Road, Ningbo City, Zhejiang Province, People’s Republic of China. Mr. Peijun Chen, a citizen of China, is the sole director and sole stockholder of Chance Brilliant Holdings Limited. Mr. Chen is the general manager of Ningbo Tenglong Stainless Steel Limited. The residential address of Mr. Chen No. 298, Jiang Bing Road, Xiao Gang, BeiLun District, Ningbo City, Zhejiang Province, China. Ms. Muxia Duan, a citizen of China, is the sole director and stockholder of Harvest Point. Ms. Duan is the general manager of Beijing Xima Agriculture Trading Limited. The principal business address of Beijing Xima Agriculture Trading Limited is No. 1203 Kaiyou Building, No. 453 Chaoyang Road, Beijing China. The residential address of Ms. Duan is Room 302, No. 2, Yang Peng Shan Cun No. 7, Runzhou District, Zhenjiang City, Jiangsu Province, China.

(2)	Mr. Chunfeng Tao, through his 100% ownership of Apex Smart Limited, is deemed to own and control 53,051,001 shares of our common stock.

(3)	Mr. Peijun Chen, through his 100% ownership of Chance Brilliant, may be deemed to own and control 5,888,662 shares of our Common Stock.

Changes in Control

During the twelve months ended December 31, 2015 and 2014, there was no arrangement, known to us, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

We have not entered into any transaction during the last two fiscal years with any director, executive officer, director nominee, 5% or more stockholder, nor have we entered into transaction with any member of the immediate families of the foregoing person (including spouse, parents, children, siblings, and in-laws) or is any such transaction proposed, except as follows:

During the years ended December 31, 2015 and 2014, we purchased transportation services from Ningbo Xinhe Logistic Co., Ltd (“Ningbo Xinhe”) in a total amount of $1.8 million and $3.1 million, respectively. Ningbo Xinhe is a related party to us because Ms. Yushui Huang, our Vice President of Administration of Ningbo Keyuan owns 10% interest of Ningbo Xinhe. We have been using Ningbo Xinhe for transportation services since 2009 and the transportation fees charged by Ningbo Xinhe are within industrial standard and reasonable compared to other logistic companies.

We sold petrochemicals products of approximately $25.9 million and $15.1 million to Ningbo Litong Petrochemical Co., Ltd (“Ningbo Litong”) for the years ended December 31, 2015 and 2014, respectively. We purchased petrochemical products and raw materials of approximately $131.4 million and $63.2 million from Ningbo Litong for the twelve months ended December 31, 2015 and 2014, respectively. Ningbo Litong is considered as certain other party to us because it previously held 12.75% ownership of Ningbo Keyuan on behalf of Mr. Chunfeng Tao and was controlled and owned by Mr. Tao until September 2011.

We sold petrochemical products of approximately $25.6 million and $10.0 million to Ningbo Lide Investment Co., Ltd, (“Ningbo Lide”) for the years ended December 31, 2015 and 2014, respectively. We purchased raw materials and petrochemical products of approximately $112.0 million and $26.7 million from Ningbo Lide for the twelve months ended December 31, 2015 and 2014, respectively. Ningbo Lide is considered as certain other party to us because it previously held 28.5% ownership of Ningbo Keyuan on behalf of Mr. Chunfeng Tao and was controlled and owned by Mr. Tao until September 2011.

The products we sold to Ningbo Litong and Ningbo Lide during the fiscal years ended December 31, 2015 included, but were not limited to, xylene, trimethylbenzene, tetramethylbenzene, mixed oil, styrene, hexane (commercial grade) and heavyweight aromatic hydrocarbon. The products we sold to Ningbo Litong and Ningbo Lide during the fiscal years ended December 31, 2014 included, but were not limited to, heavyweight aromatic hydrocarbon, mixed oil and fuel oil.

The products and raw materials we purchased from Ningbo Litong and Ningbo Lide during the fiscal years ended December 31, 2015 included, but were not limited to, styrene, petroleum naphtha, xylene and tetramethylbenzene. The products and raw materials we purchased from Ningbo Litong and Ningbo Lide during the fiscal years ended December 31, 2014 included, but were not limited to, cyclopentane blowing agent, solvent oil, fuel oil, C9, styrene, purified petroleum benzine and tetramethylbenzene.

We sold fuel oil of approximately $2.5 million to Huaning International Trading Co., Ltd (“Huaning”) during the fiscal year 2014. We also purchased fuel oil of approximately $2.8 million from Huaning during the fiscal year 2015. Huaning is considered a related party to us because the director of Huaning is a shareholder and director of Ningbo Xinhe, a related party to us.

In the sale and purchase transactions with Ningbo Litong, Ningbo Lide and Huaning listed above, we determined purchase prices of raw materials and sale prices of finished products on the same basis as we determine prices to other customers and suppliers.

On April 9, 2015, Ningbo Keyuan entered into a loan agreement with Zhouji (Group) Co., Ltd (“Zhouji Group”). A translation of the loan agreement is filed as Exhibit 10.2 to this Form 10-K. The principle of the loan is RMB100 million (approximately $15.4 million). The debt matures at the second anniversary and carries an interest of 7.0% which is 40% higher than average interest rate of long term bank loans during that period. The long term loan is secured by 15% of Chunfeng Tao’s ownership of Ningbo Keyuan. Upon the maturity of the loan, Zhouji Group has an option to elect a payment of the principal and the accrued interest or the transfer of 15% of Mr. Tao’s ownership of Ningbo Keyuan. Mr. Tao is the Chairman of the Board of Directors of the Company.

During the fiscal years 2015 and 2014, Mr. Tao provided personal guaranty to our short term bank loans and/or line of credit in the aggregate amount of $138,598,004 and $147,082,857, respectively. During the fiscal years 2015 and 2014, Ningbo Litong provided a guaranty to our short term bank loans and/or line of credit in the aggregate of $102,378,958 and $152,569,047, respectively.

Director Independence

Form information about our director independence, please refer to Item 10 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees for professional services rendered to the Company by Marcum Bernstein & Pinchuk LLP for the audit of the Company’s consolidated financial statements for the years ended December 31, 2015 and 2014 were $360,000 and $301,500, respectively. The tax fees for the years ended December 31, 2015 and 2014 were $9,500 and $9,500, respectively.

(1) Audit Fees. The aggregate fees billed for the years ended December 31, 2015 and 2014 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

(2) Tax Fees. The aggregate fees billed for the years ended December 31, 2015 and 2014 were for professional services related to tax compliance, tax advice and tax planning.

(3) Audit Committee Policies and Procedures. The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by our auditor and the estimated fees related to these services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

2.1	Share Exchange Agreement dated April 22, 2010 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on April 28, 2010).
2.2	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on May 19, 2010).
3.1	Amended Articles of Incorporation of Keyuan Petrochemicals, Inc. (f/k/a Silver Pearls, Inc.), filed with the Secretary of State of Nevada (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-1 filed on December 29, 2010).
3.2	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2010).
3.3	Amended Bylaws of Keyuan Petrochemicals, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 7, 2010).
4.1	Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on September 30, 2010).
4.2	Amendment to Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on September 25, 2013).
10.1	Share purchase and settlement agreement, dated July 11, 2016 between and among the Company, Dragon State, Delight Reward and others (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 14, 2016).
10.2*	Loan Agreement dated April 9, 2015 among Zhouji (Group) Co., Ltd, Ningbo Keyuan and Tao Chunfeng (as guarantor).
10.3*	Investment Cooperation Agreement dated September 16, 2015 among Ningbo Keyuan, Sinotech Group, and Ningbo Hengyun Energy Technology Co., Ltd.
10.4	Stipulation and Settlement Agreement filed with the U.S. District Court of the Southern District of New York dated July 1, 2015 (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on September 1, 2015).
10.5*	Stipulation and Settlement Agreement filed with the U.S. District Court of the Southern District of New York dated April 27, 2015.
10.6	Side Agreement dated August 4, 2016 between the Company and Delight Reward (incorporated by reference to Exhibit 10.1 of the Registration’s Form 8-K filed on August 8, 2016).
10.7	Series C Warrant Agreement, dated September 28, 2010 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on September 30, 2010).
10.8	Series D Warrant Agreement, dated September 28, 2010 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on September 30, 2010).
10.9	Amendment to Series C Warrant and Series D Warrant, dated September 24, 2013 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on September 25, 2013).
10.10	Confidentiality and Non-Compete Agreement by and between Chunfeng Tao and Ningbo Keyuan, dated May 1, 2007 (English translation) (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 8-K filed on April 28, 2010)
31.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Keyuan Petrochemicals, Inc.

By:	/s/ Feng Chen
Feng Chen
Chief Executive Officer, President, Chief Financial Officer and Vice President of Accounting

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chunfeng Tao	Chairman and Director	October 17, 2016
Chunfeng Tao

/s/ Feng Chen	Chief Executive Officer, President, Chief Financial Officer	October 17, 2016
Feng Chen	and Vice President of Accounting

/s/ Dishen Shen	Director,	October 17, 2016
Dishen Shen

/s/ XinYue	Director	October 17, 2016
XinYue

