Form 10-Q
period 2016-03-31
Keyuan Petrochemicals, Inc.
filed 2016-11-07
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-124837

Keyuan Petrochemicals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-0538522
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Qingshi Industrial Park

Ningbo Economic & Technological Development Zone

Ningbo, Zhejiang Province

P.R. China 315803

(Address of principal executive office)

(86) 574-8623-2955

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐  No ☒

As of November 3, 2016, the Registrant has 63,132,726 shares of common stock outstanding.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this quarterly report on Form 10-Q (this “Form 10-Q”) to “Keyuan”, “we”, “us” or “our” are references to the combined business of Keyuan Petrochemicals, Inc. and its consolidated subsidiaries.  References to the “Company” are references to Keyuan Petrochemicals, Inc., a Nevada corporation; references to “Sinotech Group” are references to our wholly-owned subsidiary, Sinotech Group Limited, a British Virgin Islands company, previously known as Keyuan International Group Limited; references to “Keyuan HK” are references to our wholly-owned Hong Kong subsidiary, Keyuan Group Limited; references to “Ningbo Keyuan” are references to our wholly-owned subsidiary, Ningbo Keyuan Plastics Co., Ltd., a Chinese company; references to “Ningbo Keyuan Petrochemicals” are references to our wholly-owned subsidiary, Ningbo Keyuan Petrochemicals Co., Ltd., a Chinese company; references to “Keyuan Synthetic Rubbers” are references to our wholly-owned subsidiary, Ningbo Keyuan Synthetic Rubbers Co., Ltd., a Chinese company; references to “Guangxi Keyuan” are references to our partially-owned subsidiary, Guangxi Keyuan New Materials Co., Ltd. (we own 67.1% as if Hengyun Energy has already made full payment under the Investment Cooperation Agreement as described herein below), a Chinese company; and references to “Zhongkexuneng” are references to our wholly-owned subsidiary, Zhejiang Zhongkexuneng Trading Co., Ltd, a Chinese company. A structure chart is found in Item 2. References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States of America.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts or that are not present facts or conditions. Forward-looking statements and information can generally be identified by the use of forward-looking terminology or words, such as “anticipate,” “approximately,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “ongoing,” “pending,” “perceive,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “views” or similar words or phrases or variations thereon, or the negatives of those words or phrases, or statements that events, conditions or results “can,” “will,” “may,” “must,” “would,” “could” or “should” occur or be achieved and similar expressions in connection with any discussion, expectation or projection of future operating or financial performance, costs, regulations, events or trends. The absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements and information are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to, those factors and conditions described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal years ended December 31, 2015 and 2014 (the “Form 10-K”) as well as general conditions in the economy, petrochemicals industry and capital markets, Securities and Exchange Commission (the “SEC”) regulations that affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I – FINANCIAL INFORMATION.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	Note	March 31, 2016	December 31, 2015
		(Unaudited)
ASSETS
Current assets:
Cash		$11,013	$4,764
Pledged bank deposits		258,335	282,968
Notes receivable		694	735
Accounts receivable, net		19,375	23,398
Inventories	3	28,888	55,730
Prepayments to suppliers, net		121,455	80,077
Consumption tax recoverable	4	54,122	44,377
Amounts due from related parties	15	44	92
Amounts due from non-controlling interests		12,088	19,376
Other current assets	5	20,119	19,049
Total current assets		526,133	530,566

Property, plant and equipment, net		281,794	273,146
Intangible assets, net		976	1,021
Land use rights		23,690	23,757
Value added tax recoverable		1,228	1,205

Total assets		$833,821	$829,695

LIABILITIES AND DEFICIT
Current Liabilities:
Short-term bank borrowings	6	$318,447	$360,720
Notes payable	7	368,754	334,139
Accounts payable		53,777	52,820
Amounts due to related parties	15	5,265	5,330
Amounts due to non-controlling interest		34	-
Advances from customers		19,569	15,563
Accrued expenses and other payables	8	48,731	42,654
Income tax payable		1,930	1,596
Dividends payable		2,382	2,382
Total current liabilities		818,889	815,204

Long-term debt		15,477	15,400
Total liabilities		834,366	830,604

Stockholders’ deficit:
Common stock:
Par value: $0.001; Authorized: 100,000,000 shares Issued 57,646,160; outstanding: 57,221,050 as at March 31, 2016 and December 31, 2015		58	58
Additional paid-in capital		70,917	70,917
Statutory reserve		6,114	6,109
Accumulated other comprehensive income		6,853	7,098
Consideration receivable		(9,417)	(9,417)
Accumulated deficit		(101,063)	(101,594)
Treasury stock, at cost, 425,110 shares at March 31, 2016 and December 31, 2015		(449)	(449)
Total stockholders’ deficit		(26,987)	(27,278)

Non-controlling interests		26,442	26,369
Total deficit		(545)	(909)

Total liabilities and deficit		$833,821	$829,695

See accompanying notes to the condensed consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Sales	$86,339	$58,282
Cost of sales	74,084	78,843
Gross profit (loss)	12,255	(20,561)

Selling expenses	889	234
General and administration expenses	4,030	4,642
Total operating expenses	4,919	4,876

Income (loss) from operations	7,336	(25,437)

Other income (expense):
Interest income	1,975	3,325
Interest expense	(6,400)	(8,348)
Foreign exchange loss, net	(1,334)	(9,408)
Other expense, net	(152)	(8,057)
Total other expense, net	(5,911)	(22,488)

Income (loss) before income taxes	1,425	(47,925)
Income tax expense (benefit)	996	(68)
Net income (loss)	429	(47,857)
Net loss attributable to non-controlling interests	(107)	-

Net income (loss) attributable to Keyuan Petrochemicals Inc. common stockholders	$536	$(47,857)

Net income (loss)	$429	$(47,857)

Other comprehensive income (loss):
Foreign currency translation adjustment	(245)	(479)
Comprehensive income (loss)	$184	$(48,336)

Comprehensive loss attributable to non-controlling interest	(107)	-

Comprehensive income (loss) attributable to Keyuan Petrochemicals Inc. common stockholders	291	(48,336)

Earning (loss) per share:
Attributable to common stock:
-Basic	$0.009	$(0.84)
-Diluted	$0.009	$(0.84)

Weighted average number of shares of common stock used in calculation:
-Basic	57,221,050	57,221,050
-Diluted	57,221,050	57,221,050

See accompanying notes to the condensed consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands, except share data)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$429	$(47,857)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,779	3,788
Amortization	81	37
Bad debt expense	12	2,473
Land use rights amortization	184	194
Deferred income tax benefit	-	(153)
Changes in operating assets and liabilities:
Notes receivable	44	(146)
Accounts receivable	4,090	(23,958)
Inventories	26,845	30,847
Prepayments to suppliers	(42,375)	(6,060)
Consumption tax refund receivable	(9,425)	3,826
Other current assets	1,975	80,963
Accounts payable	2,183	18,382
Amounts due from (to) related parties	13,084	(26,189)
Advances from customers	3,945	9,766
Income taxes payable	322	(53)
Accrued expenses and other payables	1,135	(83,651)
Pledged deposit for operating activities	(389)	(22,922)
Net cash provided by (used in) operating activities	5,919	(60,713)

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,983)	(938)
Net cash used in investing activities	(10,983)	(938)

Cash flow from financing activities:
Pledged bank deposits used for bank borrowings	25,022	21,813
Proceeds from short-term bank borrowings	142,086	292,931
Repayment of short-term bank borrowings	(185,718)	(282,464)
Proceeds from bank notes	141,536	108,674
Repayments of bank notes	(108,932)	(94,400)
Net cash provided by financing activities	13,994	46,554

Effect of foreign currency exchange rate changes on cash	(2,681)	15,366

Net increase in cash	6,249	269

Cash at beginning of period	4,764	870
Cash at end of period	$11,013	$1,139

Supplemental disclosure of cash flow information:
Income tax paid	$681	$53
Interest paid, net of capitalized interest	$7,859	$7,092
Non cash investing and financing activities:
Amount not yet paid for purchase of property, plant and equipment (net of VAT)	$147	$(691)

See accompanying notes to the condensed consolidated financial statements.

1.	ORGANIZATION AND NATURE OF BUSINESS, RECENT EVENTS, AND GOING CONCERN AND MANAGEMENT’S PLANS

(a) Organization and Nature of business

Keyuan Petrochemicals, Inc. (the “Company”) was incorporated in the State of Texas on May 4, 2004 in the former name of Silver Pearl Enterprises, Inc. The Company, through its wholly-owned subsidiary, Sinotech Group Limited (“Sinotech Group”) and its indirect subsidiaries, Keyuan Group Limited (“Keyuan HK”), Ningbo Keyuan Plastics Co., Ltd. (“Ningbo Keyuan”), Ningbo Keyuan Petrochemicals Co., Ltd. (“Ningbo Keyuan Petrochemicals”), Ningbo Keyuan Synthetic Rubbers Co., Ltd. (“Keyuan Synthetic Rubbers”), Zhejiang Zhongkexuneng Trading Co. (“Zhongkexuneng”) and Guangxi Keyuan New Materials Co., Ltd. (“Guangxi Keyuan”) (collectively referred herein below as “the Group”) are engaged in the manufacture and sale of petrochemical and rubber products in the People’s Republic of China (“PRC”).

(b) Financial condition, liquidity and capital resources

Despite of the Company’s continuous efforts in realignment of product profiles and the fact that the petrochemical industry in China has been stabilized since 2015, the Company reported a net income of approximately $0.4 million and a net loss of approximately $60.5 million for the three months ended March 31, 2016 and for the year ended December 31, 2015, respectively. In addition, cash flows provided by operations were approximately $5.9 million for the three months ended March 31, 2016 and cash flows used in operations were approximately $112.5 million for the year ended December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, the Company had a working capital deficit of approximately $292.8 million and $284.6 million, respectively.

Consequently, there is substantial doubt about the company’s ability to continue as a going concern.

The Company continues to finance and support its operations primarily through short-term bank borrowings. Short-term bank borrowings and notes payable amounted to approximately $687 and $695 million at March 31, 2016 and December 31, 2015, respectively. In addition, the Group continues to benefit from favorable PRC tax policies related to consumption tax. As of March 31, 2016, the Group had consumption tax refund receivables of approximately $54.1 million which have been fully refunded to the Group as of the date of this Form 10-Q.

The Company is exploring sources of additional financing, including short-term financing from its vendors and other parties and equity financing. In addition, the Company is closely monitoring its cash balances, cash needs and expense levels.

The ability of the Company to continue as a going concern is dependent upon management’s ability to implement its expansion plan - particularly the Guangxi project - to increase production capacity, obtain additional capital and generate net income and positive cash flows from operations. There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to the Company, if at all.

2	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the consolidated financial statements of the Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2015 and 2014, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computation as the audited consolidated financial statements for the years ended December 31, 2015 and 2014. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

3	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2016	2015
	($’000)	($’000)
	(Unaudited)
Raw materials	$7,665	$34,116
Finished goods	17,215	18,003
Work-in-process	4,008	3,611

Total	$28,888	$55,730

4	CONSUMPTION TAX REFUND RECEIVABLE

The PRC government enacted a regulation pursuant to which domestically purchased heavy oil to be used for producing ethylene and aromatics products was exempted from consumption tax. In addition, the consumption tax paid for imported heavy oil is to be refunded if it is used for producing ethylene and aromatics products. Because all the Group’s purchased heavy oils are, or are to be, used for producing ethylene and aromatics products, the Group recognizes a consumption tax recoverable when a consumption tax for heavy oils has been paid and the relevant heavy oils have been used for producing ethylene and aromatics products. At March 31, 2016 and December 31, 2015, the Group recorded an estimated consumption tax refund receivables amounting to approximately $54.1 million and $44.4 million, respectively. The balances as of March 31, 2016 have been fully refunded to the Group as of the date of this Form 10-Q.

5	OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31,	December 31,
	2016	2015
	($’000)	($’000)
	(Unaudited)
VAT recoverable	$11,740	$10,397
Deposit paid to suppliers	2,773	3,907
Others	5,606	4,745

	$20,119	$19,049

Management estimates the deductible input value added tax (“VAT”) using vendor contracts, engineering and other estimates, as well as historical experience.

Customs deposits for imported inventories represent amounts paid to the local customs office in connection with the import of raw materials inventories. Upon approval by the customs authorities, these amounts become refundable by the local tax authority and are reclassified as consumption tax refund receivable (Note 4).

6	SHORT-TERM BANK BORROWINGS AND LONG TERM DEBT

As of March 31, 2016 and December 31, 2015 short-term bank borrowings outstanding carried a weighted average interest rate of 4.7% and 5.3%, respectively, for bank loans in RMB; a weighted average interest rate of 2.5% and 2.4%, respectively, for bank loans in USD, maturity terms ranging from two to twelve months, and interest rates ranging from 2.7% to 6.0% and 1.9% to 6.9%, respectively.

Short-term bank borrowings consist of the following:

	March 31,		December 31,
	2016		2015
	SHORT-TERM BANK BORROWINGS	PLEDGED BANK DEPOSITS	SHORT-TERM BANK BORROWINGS	PLEDGED BANK DEPOSITS
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)
China Construction Bank	$181,133	$111,410	$181,799	$104,500
Shanghai Pudong Development Bank	5,959	-	5,929	-
Agricultural Bank of China	11,453	-	23,100	-
Pingan Bank	-	-	2,800	2,867
Bank of Communication	10,989	-	10,934	-
Bank of China	98,135	-	122,168	19,450
China Merchant Bank	7,739	-	7,700	283
Ningbo Commerce Bank	3,039	3,293	3,000	3,090
China Minsheng Bank	1	-	3,290	-

Total	$318,447	$114,702	$360,720	$130,190

The only long term debt of the Company is a loan to Ningbo Keyuan from Zhouji (Group) Co., Ltd (“Zhouji Group”) made on April 9, 2015 in the initial amount of RMB 100 million (approximately $15.4 million). The debt matures on the second anniversary of being made and carries an interest of 7.0%, which is approximately 40% higher than average interest rate of long-term bank loans made at that time of similar tenor. The long-term loan is secured by 15% of Mr. Chunfeng Tao’s ownership of Ningbo Keyuan. Upon the maturity of the loan, Zhouji Group has an option to elect a payment of the principal and the accrued interest or the transfer of 15% of Mr. Tao’s ownership of Ningbo Keyuan.

7	NOTES PAYABLE

Notes payable represent bills issued by an accepting bank in favor of the Group’s suppliers. The Group’s suppliers receive payments from such accepting bank directly upon maturity of the bills, and the Group is obliged to repay the face value of the bills to such accepting bank. Bills that are not remitted directly by the Group to its suppliers may be sold by the Group to other accepting banks for cash prior to their maturity. Discounts paid are recorded as a component of interest expense. Notes payable with financing nature amounted $325 million and $312 million as of March 31, 2016 and December 31, 2015, respectively.

8	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	March 31,	December 31,
	2016	2015
	($’000)	($’000)
	(Unaudited)
Purchase of property, plant and equipment	$12,766	$12,555
Accrued payroll and welfare	725	677
Liquidated damages	2,493	2,493
Deposit from customers	2,499	2,499
Loan from unrelated parties	1,548	1,540
Other tax payable	2,702	2,765
Accrued interest expense	7,771	7,476
Accrued expenses according to ongoing lawsuit	15,079	10,200
Other accruals and payables	3,148	2,449
	$48,731	$42,654

9	COMMITMENTS AND CONTINGENCIES

(a) Operating commitments

The Group had outstanding Letters of Credit as of March 31, 2016 of approximately $37 million.

(b) Capital commitments

As of March 31, 2016, the Group had contractual capital commitments of approximately $12.8 million for purchases of equipment. The capital commitments relate primarily to manufacturing equipment enhancements.

(c) Litigation

On October 28, 2014, Dragon State Limited (“Dragon State”), an investor in a private placement that the Company closed in September 2010, filed a complaint against, among others, Keyuan Petrochemicals, Inc. and Mr. Chunfeng Tao, seeking rescission of the securities purchase agreement in the private placement and the return of $20 million, and in the alternative, seeking monetary damages to be determined at a trial but not less than $20 million (the “Complaint”). Pursuant to the September 2010 private placement, Dragon State had purchased from the Company for an aggregate price of $20 million, 5,333,340 shares of Series B preferred stock, 800,001 series C warrants to purchase 800,001 common shares, at a price of $4.50 per share (subject to adjustments), and 800,001 series D warrants to purchase 800,001 common shares at a price of $5.25 per share (subject to adjustments).

On July 11, 2016, the Company entered into a share purchase and settlement agreement (the “Settlement Agreement”) among Dragon State, Delight Reward Limited (“Delight Reward”), Keyuan HK, Ningbo Keyuan Petrochemicals, Ningbo Keyuan, and Keyuan Synthetic Rubbers (the Company, Keyuan HK, Ningbo Keyuan Petrochemicals, Ningbo Keyuan and Keyuan Synthetic Rubbers are collectively referred as the “Keyuan Group”), Mr. Chunfeng Tao, and Prax Capital Equity Management Co., Ltd., an affiliated party to Dragon State. Pursuant to the Settlement Agreement, Dragon State agreed to transfer the securities purchased in the September 2010 Private Placement to Delight Reward for a consideration of RMB 12,000,000 or approximately $1,800,000. In addition, Delight Reward and Keyuan Group agreed to pay, and Dragon State agreed to accept, a settlement of RMB 6,000,000 or approximately $900,000 to waive all claims and liabilities that Dragon State or its affiliated companies or individuals had brought or would bring against Delight Reward, Keyuan Group, Mr. Tao and their affiliates including the Complaint. These amounts were paid on July 15, 2016. On July 19, 2016, the United States District Court Southern District of New York entered an order granting final approval of the settlement. The Complaint was dismissed.

On August 4, 2016, Delight Reward entered into a side agreement with the Company (the “Side Agreement”). Under the Side Agreement, Delight Reward agreed not to claim that the warrants transferred pursuant to the Settlement Agreement were exercisable, and agreed pay to the Company for each convertible share underlying the Series B preferred stock transferred pursuant to the Settlement Agreement, the highest sale price of the Company’s Common Stock per share as reported on the OTC Pink during a period commencing on the date of the Settlement Agreement and ending on August 4, 2016, which was $0.005 per share of Common Stock. The aggregate purchase price for the shares of Common Stock underlying the series B preferred stock was therefore $27,465.01. On August 8, 2016, these funds were paid in cash on hand by Delight Reward. On August 10, 2016, the shares of Series B preferred stock were converted into 5,493,001 shares of Common Stock pursuant to the terms of the certificate of designations of series B preferred stock and the Side Agreement.

10	INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Group’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Group’s effective tax rate for the three months ended March 31, 2016 is approximately 70%. The increased effective rate for the three months ended March 31, 2016 compared to year 2015 is primarily due to losses in non-PRC jurisdictions, the benefit of which is not expected to be realized. The Group paid income taxes of approximately $0.7 million and $0.05 million, respectively during the three months ended March 31, 2016 and 2015.

11	EARNING (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three months ended March 31
	2016	2015
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Basic earning (loss) per share:
Net income (loss)	$429	$(47,857)

Net loss attributable to non-controlling interests	(107)	-

Net income (loss) attributable to Keyuan
Petrochemicals Inc. common stockholders	$536	$(47,857)

Weighted average common share
(Denominator for basic and diluted earning (loss) per share)	57,221,050	57,221,050

Basic net earning (loss) per share:	$0.009	$(0.84)
Diluted net earning (loss) per share:	$0.009	$(0.84)

Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company’s stockholders as adjusted for the effect of dilutive common stock equivalents, if any, by the weighted average number of common stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents consist of the common stock issuable upon the exercise of outstanding stock options and stock purchase warrants (using the treasury stock method). Potential dilutive securities are not included in the calculation of dilutive earnings (loss) per share if the effect is anti-dilutive. No warrants and options were included in diluted earnings (loss) per share for the three month ended March 31, 2016 and 2015, respectively, as their effect was anti-dilutive.

12	STOCK REPURCHASE PROGRAM

On September 22, 2014, the Board of Directors authorized the termination of a repurchase program that was commenced on December 31, 2012 to repurchase of up to $2 million of its common stock at a price of up to $1.50 per share. The Company purchased 425,110 shares of common stock through the stock repurchase program.

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of equity in the consolidated balance sheets. Treasury shares may be reissued as part of the Company’s stock-based compensation programs. There were no reissuances during the three months ended March 31, 2016 and 2015.

13	FAIR VALUE MEASUREMENTS

The Company did not have any assets or liabilities that were measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively.

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

14	SIGNIFICANT CONCENTRATIONS AND RISKS

As of March 31, 2016 and December 31, 2015, the Group held cash and pledged bank deposits in financial institutions of approximately $269 million and $288 million, respectively. These were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region, which management believes have high credit quality.

During the three months ended March 31, 2016, no sales to individual customer exceeded 10% of the Group’s total net revenue. As of March 31, 2016, two customers accounted for 51% and 33% of accounts receivables.

The Group currently buys a majority of its heavy oil and styrene, important components of its products, from three suppliers. Management believes that other suppliers could be found to provide similar products on comparable terms if it were to become necessary. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

During the three months ended March 31, 2016 and 2015, three and two suppliers to the Group each accounted for more than 10% of total group purchase. These three suppliers accounted for approximately 17%, 10% and 10% of the total purchase for three months ended March 31, 2016. During the three months ended March 31, 2015, the two individual suppliers from whom the Group purchased more than 10% of its total purchases, accounted for approximately 58%, 23% of the total purchase. As at March 31, 2016, one customer accounted for 92% of total accounts payable.

The Group commenced trading of heavy oil in April 2013, with the Group acting as an agent on behalf of a Hong Kong-based customer. For the three months ended March 31, 2016 and 2015, the trading of heavy oil consists of purchases of approximately nil and $3.0 million, respectively, and sales of approximately nil and $3.0 million, respectively, resulting in no profit or loss.

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

15	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS AND TRANSACTIONS WITH CERTAIN OTHER PARTIES

(A) Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao (“Mr. Tao”)	Majority stockholder

Mr. Jicun Wang (“Mr. Wang”)	Principal stockholder

Mr. Peijun Chen (“Mr. Chen”)	Principal stockholder

Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang

Ms. Yushui Huang (“Ms. Huang”)	Vice President of Administration, Ningbo Keyuan

Mr. Dingan Zhang	Chief Financial Officer of Ningbo Keyuan from October 2015 to April 2016

Ningbo Pacific Ocean Shipping Co., Ltd (“Ningbo Pacific”)	100% ownership by Mr. Wang

Ningbo Hengfa Metal Product Co., Ltd (“Ningbo Hengfa”, former name “Ningbo Tenglong”)	100% ownership by Mr. Chen

Ningbo Xinhe Logistic Co., Ltd (“Ningbo Xinhe”)	10% ownership by Ms. Huang

Related party transactions and amounts outstanding with the related parties as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, are summarized as follows:

	Three months ended March 31
	2016	2015
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Purchase of transportation services (a)	$879	$158

	As of March 31, 2016	As of December 31, 2015
	($’000)	($’000)
	(Unaudited)
Amounts due from related parties (c)	$44	$92
Amounts due to related parties (c)	$5,113	$4,592
Accounts payables to related parties	$152	$739

(a) The Group purchased transportation services of approximately $0.8 million and $0.2 million from Ningbo Xinhe during the three months ended March 31, 2016 and 2015, respectively.

(b) Guarantees for Bank Loans

Guarantee provided by Mr. Tao amounted $139.3 million and $138.6 million as of March 31, 2016 and December 31, 2015.

Bank loans guarantee provided by Mr. Tao amounted $91.8 million and $95.9 million as of March 31, 2016 and December 31, 2015.

(c) Amount due from these parties consist of the following.

	As of March 31, 2016	As of December 31, 2015
	($’000)	($’000)
	(Unaudited)
Mr. Tao	$44	$46
Others	-	46

Amount due to these parties consist of the following.

	As of March 31, 2016	As of December 31, 2015
	($’000)	($’000)
	(Unaudited)
Mr. Tao	$4,592	$4,592
Ningbo Xinhe	521	-
Total	$5,113	$4,592

(B) Relationships and transactions with certain other parties

The Group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd (“Ningbo Litong”)	Former 12.75% nominee shareholder of Ningbo Keyuan

Huaning International Trading Co., Ltd (“Huaning”)	The director of Huaning is the shareholder and director of Ningbo Xinghe, one of the Group’s related parties

Mercuria Energy Trading Pte Ltd. (“Mercuria”)	Major supplier

Ningbo Anqi Petrochemical Co., Ltd	A related party until September 2011 when control transferred

Ningbo Lide Investment Co., Ltd. (“Ningbo Lide”, f/k/a Ningbo Kewei)	A related party until September 2011 when control transferred

Ningbo Kunde Petrochemical Co, Ltd.	A related party until September 2011 when control transferred

Transactions and amounts outstanding with these parties for the three months ended March 31, 2016 and 2015 and as of March 31, 2016 and December 31, 2015 are summarized as follows:

	Three months ended March 31
	2016	2015
	($’000)	($’000)
	(Unaudited)	(Unaudited)
Sales of products (d)	$-	$1,936
Purchase of raw materials (e)	$56,551	$29,157

	As at March 31, 2016	As at December 31, 2015
	($’000)	($’000)
	(Unaudited)
Guarantee for bank borrowings (f)	$311,681	$310,276
Amounts due from these parties (g)	$2,773	$3,907
Advance payments to these parties (h)	$30,460	$4,552
Advance payments from these parties (i)	$1,193	$4
Accounts receivables (j)	$763	$-
Accounts payables (k)	$41,771	$41,269
Notes payable (l)	$155,871	$140,715
Notes receivable (m)	$-	$514

(d) The Group sold finished products of approximately nil and $1.5 million to Ningbo Litong during the three months ended March 31, 2016 and March 31, 2015, respectively. The Group sold finished products of approximately nil and $0.4 million to Ningbo Lide during the three months ended March 31, 2016 and March 31, 2015, respectively.

(e) The Group purchased raw materials of approximately $21.8 million and $9.7 million from Ningbo Litong during the three months ended March 31, 2016 and March 31, 2015, respectively. The Group purchased raw materials of approximately $29.2 million and $0.02 million from Ningbo Lide during the three months ended March 31, 2016 and March 31, 2015, respectively. The Group purchased raw materials of approximately $5.5 million and $16.6 million from Mercuria during the three months ended March 31, 2016 and March 31, 2015, respectively. The Group purchased raw materials of approximately nil and $2.8 million from Huaning during the three months ended March 31, 2016 and March 31, 2015, respectively.

(f) Guarantees for Bank Loans

	Guarantee provided as of
	March 31, 2016	December 31, 2015
	($’000)	($’000)
	(Unaudited)
Ningbo Litong	$102,742	$102,379
Ningbo Lide	208,940	207,897
Total	$311,682	$310,276

	Bank loans Guaranteed as of
	March 31, 2016	December 31, 2015
	($’000)	($’000)
	(Unaudited)

Ningbo Litong	$18,727	$18,634
Ningbo Lide	97,737	101,783
Total	$116,464	$120,417

Between in January 2011 and January 1, 2014, these Company paid loan guarantee fees of approximately 0.3% per quarter of the loan principal guaranteed for these guarantees. In January 1, 2014, Ningbo Litong, Ningbo Lide and Mr. Chunfeng Tao agreed to stop charging loan guarantee fees to the Group.

No guarantee fees were paid for the three months ended March 31, 2016 and 2015.

(g) At March 31, 2016 and December 31, 2015, the amounts due from these parties consist of amounts due from Huaning of $1.2 million and $3.9 million, respectively, and amounts due from Mercuria of $1.6 million and nil, respectively.

(h) At March 31, 2016 and December 31, 2015, advances payments to these parties consist of payments to Ningbo Litong of $18.8 million and nil, respectively, and Ningbo Lide of $11.7 million and $4.6 million, respectively.

(i) At March 31, 2016 and December 31, 2015, advances received from Huaning of $4,000 and $4,000, respectively, and amounts received from Ningbo Lide of $1.2 million and nil, respectively.

(j) At March 31, 2016 and December 31, 2015, account receivables from these parties consist of account receivables from Ningbo Litong of $0.1 million and nil, respectively, and account receivables from Ningbo Lide of $0.6 million and nil, respectively.

(k) At March 31, 2016 and December 31, 2015 accounts payables to these parties consist of payables to Ningbo Litong of nil and $1.4 million, respectively, and payables to Mecuria of $41.8 million and $39.9 million, respectively.

(l) At March 31, 2016 and December 31, 2015, notes payables to these parties consist of notes payables to Ningbo Litong of $76.8 million and $68.6 million, respectively, and payables to Ningbo Lide of $79.1 million and $72.2 million, respectively.

(m) At December 31, 2015 and 2014 notes receivable from these parties consist of notes receivable from Ningbo Litong of nil and $0.5 million, respectively, and notes receivable from Ningbo Lide of nil and $0.02 million, respectively.

(C) Relationships and transactions with the entity that has non-controlling interests in Company’s subsidiaries:

The Group has the following relationships and transactions with the entity who has non-controlling interests in the Company or its subsidiaries:

Name of party	Relationship
Ningbo Hengyun Energy Technology Co., Ltd (Ningbo Hengyun)	Non-controlling shareholder of Guangxi Keyuan since 2015

The transactions and amounts outstanding with this party as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months ended March 31,
	2016	2015
	($’000)	($’000)
	(unaudited)	(unaudited)
Sales of products	$273	$557
Purchase of raw materials	$42,920	$22,789

	As at March 31, 2016	As at December 31, 2015
	($’000)	($’000)
	(unaudited)
Advance received from non-controlling interest shareholder	$34	$-
Advance payments to non-controlling interest shareholder	$11,766	$2,222
Accounts receivables	$323	$17,153
Notes receivables	$87,876	$90,601

16	Consolidated Segment Data

Segment information is based on how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects management’s segment structure. The Company reports financial and operating information in the following two segments:

(a) Petrochemicals Segment: Manufacturing and sales of mixed light aromatics, mixed heavy aromatics, fine propylene, propane, butane, liquefied petroleum gas (LPG), methyltert butyl ether, styrene, etc.

(b) Rubber Segment: Manufacturing and sales of various rubber products.

Segment information is as follows:

	Three Months Ended March 31
	2016			2015
	Petrochemical	Rubber	Total	Petrochemical	Rubber	Total
	($'000)	($'000)	($'000)	($'000)	($'000)	($'000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$64,959	$21,380	$86,339	$44,307	$13,975	$58,282
Income (loss) from operations	$10,434	$(3,098)	$7,336	$(27,950)	$2,513	$(25,437)

	As of March 31, 2016			As of December 31, 2015
	Petrochemical	Rubber	Total	Petrochemical	Rubber	Total
	($'000)	($'000)	($'000)	($'000)	($'000)	($'000)
	(Unaudited)	(Unaudited)	(Unaudited)
Total assets	$724,623	$109,198	$833,821	$724,008	$105,687	$829,695

17	SUBSEQUENT EVENTS

On July 11, 2016, the Company and certain affiliates of the Company entered into the Settlement Agreement with Dragon State and others described in Note 9(c) above, pursuant to which Dragon State agreed to transfer the securities of the Company it owned to Delight Reward and waive all claims and liabilities that Dragon State or its affiliated companies or individuals had brought or would bring against the Company, Delight Reward and certain affiliates of the Company for an aggregate consideration of RMB 18 million or approximately $2.7 million.

On August 4, 2016, the Company entered into the Side Agreement with Delight Reward described in Note 9(c) above in connection with the execution of the Settlement Agreement and the payment subsequently made thereunder by the Company to Dragon State.

For more details of the Settlement Agreement and the Side Agreement, please refer to Note 9(c) above.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the Form 10-K for the fiscal years ended December 31, 2015 and 2014, and the other reports we file with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements.

General Overview

Nature of Business

We are engaged in the manufacture and sale of petrochemical products and rubber in the PRC through our PRC operating subsidiaries, Ningbo Keyuan, Ningbo Keyuan Petrochemicals, Keyuan Synthetic Rubbers, Guangxi Keyuan and Zhongkexuneng. Our operations include:

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

In January 2012, we signed a cooperation agreement with Fangchenggang City to build a new petrochemicals production facility in Guangxi Keyuan New Materials Industrial Park, Guangxi Province (the “Guangxi Project”). The estimated cost for the Guangxi Project is approximately $300 million. According to the cooperation agreement, the local government of Fangchenggang City agreed to grant to us land use rights for the facility.

On August 9, 2013, the Guangxi Project was approved by the local government of Fangchengang City. We were granted a land use right for 40 years for approximately 4,668,437 square feet of land, effective in 2014. In August 2013, we commenced engineering and facility construction. The preliminary investigation for foundation piling was completed in late October 2013. We completed the land leveling and finished the installation of water pipes, electricity wires and basic pipelines at the end of 2014. We completed the technical design of the facility and the equipment at the end of 2015. We are currently arranging the tendering on the construction of the facility and major equipment. We expect to finish construction of the facility and installation of main equipment and pipelines by the end of 2017 and commence production by the end of 2018.

We believe that the Guangxi Project once it goes into operation, will improve our competitive positions by extending and expanding our supply chain and manufacturing base. The facility is expected to have an annual production capacity of 50,000 MT of Acrylonitrile Butadiene Styrene (“ABS”). We plan to fund the construction and operation of the Guangxi Project through outside financing. If such financing is not available on terms acceptable to us, the project will be delayed until appropriate financing is available. As a result, the timelines for the Guangxi Project described above are subject to adjustment pending the status of outside financing.

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

On May 13, 2014, Zhongkexuneng was incorporated by Sinotech Group owning 75% of Zhongkexuneng and Ningbo Keyuan owning the remaining 25% of Zhongkexuneng. Zhongkexuneng is located in Zhejiang province, China. Zhongkexuneng was formed for the purpose of trading petrochemical products.

On September 16, 2015, Ningbo Keyuan and Sinotech Group entered into an investment cooperation agreement with Ningbo Hengyun Energy Technology Co., Ltd (“Hengyun Energy”) (the “Investment Cooperation Agreement”), pursuant to which Sinotech Group agreed to transfer 32.88% of its equity interest in Guangxi Keyuan to Hengyun Energy subject to a payment of consideration of RMB 198,284,300 by Hengyun Energy (approximately $30.5 million) to be made by December 31, 2016. As the date of this report, Hengyun Energy has paid RMB 138,284,300 (approximately $21.7 million).

The current shareholding structure of the Company is illustrated in the following diagram. The diagram is presented as if Hengyun Energy has already made full payment under the Investment Cooperation Agreement:

Tao
Peijun Chen
Muxia Duan
100
100
100
Apex Smart Limited
Chance Brilliant Holdings Limited
Harvest Point Limited
85.56
11.10
3.3%
Delight Reward
Other Shareholders
84.4%
15.6%
Keyuan
100
Sinotech Group
100
Keyuan HK
Outside China
Inside China
100
100
Ningbo Keyuan Petrochemical
Ningbo Keyuan
Henyun Energy
70
100
42.12
30
25
32.9%
Zhonkexuneng
Keyuan Synthetic Rubbers
Guangxi Keyuan

Our Facility and Equipment

Facilities

During the three months ended March 31, 2016, we have invested a total of approximately $6.7 million in the construction and improvement of our production facility. Our current production facility encompasses approximately 7.2 million square feet, which includes 2.5 million square feet facility in Zhejiang Province and 4.7 million square feet facility in Guangxi Province.

Facilities for Petrochemical Products

Product	Amount of Production Lines	Location of Facility	2015 Designed Annual Manufacturing Capacity (MT)	2015 Actual Annual Production (MT)	Utilization Rate
BTX Aromatics	1	Ningbo, Zhejiang	300,000	235,347	78%
Propylene	1	Ningbo, Zhejiang	50,000	21,713	43%
Styrene	1	Ningbo, Zhejiang	80,000	65,695	82%
LPG	1	Ningbo, Zhejiang	100,000	61,366	61%
MTBE and other chemicals	1	Ningbo, Zhejiang	190,000	118,293	62%
Total	5	N/A	720,000	502,414	N/A

Facilities for Rubber Products

Product	Amount of Production Lines	Location of Facility	2015 Designed Annual Manufacturing Capacity (MT)	2015 Actual Annual Production (MT)	Utilization Rate
SBS	2	Ningbo, Zhejiang	70,000	29,828	43%
SEBS	1	Ningbo, Zhejiang	10,000	2,355	24%
Total	3	N/A	80,000	32,183	N/A

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

Equipment

Our major processing equipment includes the following:

●	Heavy oil catalytic pyrolysis processing equipment: risers/generators/precipitators, fuel gas boilers, fractionating tower, absorbing, re-absorbing, and desorbing towers, heat exchangers, pumps, and a stabilizing tower;

●	Gas fractionation processing equipment: de-propanizing tower, refining propylene tower, de-ethanizination tower, heat exchangers, and pumps;

●	Ethylbenzene processing equipment: alkylation reactor, anti-alkylation reactor, dehydrogenation reactor, propylene absorbing tower, de-ethylene tower, ethylbenzene recovering tower, heating furnace for benzene, heating furnace for gas, steam overheating furnace, tail gas compressor, and washing tower; and

●	Liquefied petroleum gas (LPG) and sulfur recovery processing equipment: LPG desulfurization extraction tower, dry gas desulfurization tower, regenerating tower, and LPG de-mecaptan extraction tower.

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

Production Capacity and Expansion

Our annual designed manufacturing capacity is 720,000 MT in the aggregate of these products. Our designed capacity for SBS production facility is to 70,000 MT annually and for SEBS production facility is to 10,000 MT annually. Additionally, we have a total of 134,000 MT of storage capacity, consisting of 84,000 MT of storage capacity for raw materials and 50,000 MT for finished products. We also own a dock in Ningbo, China which can directly unload foreign cargo vessels under the 50,000 MT cargo capacity to our dock.

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

We are currently focused on the following improvements to our infrastructure to expand our manufacturing capacity:

●	Constructing an ABS production facility in Guangxi Province. We completed the technical design of the facility and the equipment at the end of 2015. We are currently arranging the tendering on the construction of the facility and major equipment. We expect to finish construction of the facility and installation of main equipment and pipelines by the end of 2017 and commence production by the end of 2018 with an annual production capacity of 50,000 MT of ABS;

●	Upgrading our facility for styrene to increase annual design capacity of ethylene-styrene from 80,000 MT to 200,000 MT, of which 120,000 MT can be used for producing synthetic materials and 80,000 MT can be sold to downstream petrochemical companies;

●	Constructing a transformer oil facility using hydrogen from the ethylene-styrene facility so that we can complete a double hydrogenation process on original products (such as BTX Aromatic) for refining transformer oil and producing high value transformer oil with a design capability of 100,000 MT per year. Construction of the main facility column was completed at the end of October 2013. We are currently performing the assembly and installation and expect to start production by the end of March 2017; and

●	Adding additional 16,000 MT of new storage capacity which is under construction. We expect to complete the construction at the end of 2016 and start operation in early 2017.

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

Manufacturing and Sales

Our total production of finished products was 162,699 MT for the three months ended March 31, 2016, and we generated $86.3 million in revenue based on the sale of 246,387 MT of petrochemical and rubber products. Our total production of finished products was 53,559 MT for the three months ended March 31, 2015 and we generated $58.3 million in revenue based on the sale of 89,268 MT of petrochemical and rubber products.

The increase in total production of finished products and revenues during the first quarter of 2016 was mainly due to a 74-day production suspension during the first quarter of 2015 while there was no production suspension during the first quarter of 2016.

During the first quarter of 2015, operation of Ningbo Keyuan and Keyuan Synthetic Rubbers was suspended for 74 days in connection with continuing depressed oil price in international markets occurring in June 2014 which materially negatively impacted us and our downstream distributors. As a result, we did not have enough capital to satisfy the unsustainable cash demand to maintain operations. We resumed operations in April 2015 when we observed the recovery and stabilization of oil market. During the suspension, we conducted routine maintenance of our facility, which is required every two years and requires a temporary suspension of production. There was no production suspension during the three months ended March 31, 2016. As a result, our total production of finished products for the three months ended March 31, 2016 was increased by 109.140MT compared to the comparative period in 2015 and revenue for the three months fiscal year 2015 was increased by approximately $28.0 million compared to the comparative period in 2015.

Going Concern and Management’s Plans

Despite of our continuous efforts in realignment of product profiles and the fact that the petrochemical industry in China has been stabilized since 2015, we reported a net income of approximately $0.4 million and a net loss of approximately $60.5 million for the three months ended March 31, 2016 and for the year ended December 31, 2015, respectively. In addition, cash flows provided by operations were approximately $5.9 million for the three months ended March 31, 2016 and cash flows used in operations were approximately $112.5 million for the year ended December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, we had a working capital deficit of approximately $292.8 million and $284.6 million, respectively.

Consequently, there is substantial doubt about our ability to continue as a going concern.

We continue to finance and support our its operations primarily through short-term bank borrowings. Short-term bank borrowings and notes payable amounted to approximately $687 and $695 million at March 31, 2016 and December 31, 2015, respectively. In addition, as reported in our financial statements for the three months ended March 31, 2016 and 2015, we continue to benefit from favorable PRC tax policies related to consumption tax. As of March 31, 2016, we had consumption tax refund receivables of approximately $54.1 million which have been fully refunded to us as of the date of this Form 10-Q.

We are exploring sources of additional financing, including short-term financing from our vendors and other parties and equity financing. In addition, we are closely monitoring its cash balances, cash needs and expense levels. In addition, we are currently contemplating our options to reduce our costs, including one option to "go dark." If we decide to undertake this, and if it is successful, we expect that our legal, accounting and certain other expenses that we currently incur as a result of being a public company may be reduced.

Our ability to continue as a going concern is dependent upon management’s ability to implement our expansion plan particularly Guangxi project - to increase our production capacity, obtain additional capital and generate net income and positive cash flows from operations. There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to us, if at all.

Results of Operations

The following table sets forth information from our statements of operations and comprehensive income (loss) for the three months ended March 31, 2016 and 2015.

Comparison of the three months ended March 31, 2016 and 2015 (in thousands)

	For the three months		Year to Year Comparison
	ended March 31,		Increase	Percentage
	2016	2015	/(Decrease)	change
	(unaudited)	(unaudited)
Sales	$86,339	58,282	28,057	48.14%

Cost of sales	74,084	78,843	(4,759)	(6.04%)

Gross profit (loss)	12,255	(20,561)	32,816	159.60%

Operating expenses
Selling expenses	889	234	655	279.91%
General and administrative expenses	4,030	4,642	(612)	(13.18%)
Total operating expenses	4,919	4,876	43	0.88%

Income (loss) from operations	7,336	(25,437)	32,773	128.84%

Other income (expenses):
Interest income	1,975	3,325	(1,350)	(40.60%)
Interest expense	(6,400)	(8,348)	1,948	23.33%
Foreign exchange loss, net	(1,334)	(9,408)	8,074	85.82%
Other expense, net	(152)	(8,057)	7,905	98.11%
Total other expense, net	(5,911)	(22,488)	16,577	73.71%

Income (loss) before income taxes	1,425	(47,925)	49,350	102.97%
Income tax expense (benefit)	996	(68)	1,064	1564.71%
Net income (loss)	429	(47,857)	48,286	100.90%
Other comprehensive income (loss)
Foreign currency translation adjustment	(245)	(479)	234	48.85%
Comprehensive income (loss)	$184	$(48,336)	$48,520	100.38%

Sales: Our sales for the three months ended March 31, 2016 were approximately $86.3 million, compared to $58.3 million for the three months ended March 31, 2015, an increase of $28.1 million, or 48.14%. The increase was mainly due to the production suspension in the first quarter of 2015 to adjust for the changes in demand in a declining market condition.

Cost of Sales: Our overall cost of sales was approximately $74.1 million for the three months ended March 31, 2016, or 86% of sales, as compared to approximately $78.8 million, or 135% of sales for the three months ended March 31, 2015. Our cost of sales is primarily composed of the costs of direct raw materials (mainly heavy oil, benzene, butadiene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The decrease in the cost of sales was mainly because the decrease in average price of raw materials due to the continuingly depressed oil price in international markets starting from late 2014.

Energy required for our production consists of water, electricity and steam, the costs of which are attributed to cost of sales rather than operating expense. The supply prices of these energy sources in China have historically been very stable as a result of PRC government policy. Accordingly, the potential impact of changing energy costs to our production is minimal. The following are the costs for water, electricity and stream for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended March 31,
	2016 (Unaudited)	2015 (Unaudited)
Water	387	177
Electricity	3,187	2,460
Steam	1,421	1,265

Gross Profit (loss): Gross profit for the three months ended March 31, 2016 was approximately $12.3 million compared to gross loss of $20.6 million for the comparative period in 2015, a total increase of approximately $32.8 million, or 159.6%. The increase was due to the stabilization of the international crude oil price in early 2016 compared to early 2015. The decrease in oil price during the first quarter of 2015 led to much lower average sale price of our products, together with a 74- day production suspension, resulting in a gross loss.

Operating Expenses:  Operating expenses, including selling expenses, and general and administrative expenses, were approximately $4.92 million, or 5.70% of sales for the three months ended March 31, 2016 compared to $4.88 million, or 8.37% of sales for the comparable period in 2015, an increase of $0.04 million or 0.88%, which was not significant. The increase in the operating expenses during the first quarter of 2016 was mainly caused by the increase of our sales.

Interest Income/Expense: For the three months ended March 31, 2016, interest income and interest expense were approximately $2.0 million and $6.4 million, respectively, compared to interest income and interest expense of approximately $3.3 million and $8.3 million, respectively, for the comparative period in 2015. The decrease in interest income was mainly due to decreased deposits as collateral for bank loans and the decrease in interest expense was mainly due to decreased borrowings during the three months ended March 31, 2016.

Net income (loss): Net income was approximately $0.4 million for the three months ended March 31, 2016 compared to a net loss of approximately $47.9 million in the comparative period in 2015, an increase of $48.3 million, or 100.90%. This decrease in net loss was mainly due to the increase of $32.8 million in gross profit and a decrease of $8.1 million in foreign exchange loss during the three months ended March 31, 2016.

Foreign Currency Translation Adjustment: Our reporting currency is the U.S. dollar. Our local currency, RMB, is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive loss and amounted to $0.2 million for the three months ended March 31, 2016. The balance sheet amounts at March 31, 2016 and December 31, 2015, with the exception of equity, were translated at RMB 6.4612 and RMB 6.1422 to 1.00 U.S. dollar respectively. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the three months ended March 31, 2016 and 2015 were RMB 6.5279 and RMB 6.1368, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2016 (Unaudited)	2015 (Unaudited)
Net cash provided by (used in) operating activities	5,919	(60,713)
Net cash used in investing activities	(10,983)	(938)
Net cash provided by financing activities	13,994	46,554

Net cash provided by operating activities was approximately $5.9 million for the three months ended March 31, 2016 compared to net cash used of approximately $60.7 million for the comparative period in 2015, an increase of $66.6 million or 109.7%. The increase was primarily due to net income and amounts due to related parties and the increase in other payables and accrual liabilities.

Net cash used in investing activities was approximately $11.0 million for the three months ended March 31, 2016 compared to $0.9 million for the comparative period in 2015 representing an increase of $10.0 million or 1070%. The increase was primarily due to an increase of $6.7 million in investments for construction of infrastructures and facilities in accordance with our expansion plan.

Net cash provided by financing activities amounted to approximately $14.0 million for the three months ended March 31, 2016 compared to approximately $46.6 million for the same period in 2015 representing a decrease of $32.6 million or 69.9%. The decrease resulted primarily from the decrease in short-term bank borrowings in the first quarter of 2016.

There is substantial doubt about the Group’s ability to continue as a going concern. The Group continued to finance and support its operations primarily through short-term bank borrowings. Short-term bank borrowings and notes payable amounted to approximately $687 and $695 million at March 31, 2016 and December 31, 2015, respectively. In addition, the Group continued to benefit from favorable PRC tax policies related to consumption tax. As of March 31, 2016, we had consumption tax refund receivables of approximately $54.1 million, which have been fully refunded to us as of the date of this Form 10-Q.

The Group is exploring sources of additional financing, including short-term financing from its vendors and other parties and equity financing. In addition, the Group closely monitored its cash balances, cash needs and expense levels.

Consumption Tax Refund

The PRC government enacted a regulation pursuant to which domestically purchased heavy oil to be used for producing ethylene and aromatics products was exempted from consumption tax. In addition, the consumption tax paid for imported heavy oil is to be refunded if it is used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for producing ethylene and aromatics products, the Group recognizes a consumption tax recoverable when a consumption tax for heavy oils has been paid and the relevant heavy oils have been used for production of ethylene and aromatics products. At March 31, 2016 and December 31, 2015, the Group recorded an estimated consumption tax recoverable amounting to approximately $54.1 million and $44.4 million, respectively. As of the date of this Form 10-Q, all consumption tax refund receivable as of March 31, 2016 was refunded.

Bank Loans

Before we enter into loan agreements with a lender, the lender will generally approve a comprehensive credit line which is the maximum amount of the loans we can obtain from the lender within a certain time period. The comprehensive credit line is usually secured by one or more third party guaranties or liens on our property and equipment, or a security deposit. Once the comprehensive credit line is approved, we will enter into an individual loan agreement with the lender each time we obtain a loan from the lender under the credit line. Therefore, we typically have multiple loan agreements under one comprehensive credit line with one lender as long as the credit limit has not been reached.

We have entered into short-term loan agreements with our primary lenders such as Bank of China, China Construction Bank and Agricultural Bank of China. As of March 31, 2016, we had an aggregate principal amount of approximately $318 million outstanding under the loan agreements with maturity dates from April 2016 to March 2017 and the annual interest rates from 4.4% to 4.8% per annum. The loan agreements were mainly guaranteed by third parties and individual persons or secured by a lien on our property and equipment. Historically, all debts due have been paid back by us in a timely manner. All short-term bank loans are revolving loans, and the lenders generally agree to extend the loans upon maturity if we request. As the date of this Form 10-Q, we have timely repaid or renewed all short-term bank loans. As such, we expect that outstanding bank loans will be extended if not paid back upon maturity. Depending on our capital needs, we evaluate whether to apply for additional long-term bank loans. We currently have sufficient lines of credit with our primary lenders for both short-term and long-term borrowings for our operations. However, we estimate the total cost of the expansion will be $372.5 million. We plan to fund the expansion through debt financing, cash from operations, and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to increase our production capacity and to expand our business could be adversely affected.

Related Party Transactions

During the three months ended March 31, 2016, we purchased transportation services from Ningbo Xinhe Logistic Co., Ltd (“Ningbo Xinhe”) in a total amount of $879,000. Ningbo Xinhe is a related party to us because Ms. Yushui Huang, our former Vice President of Administration of Ningbo Keyuan, owns 10% interest of Ningbo Xinhe.

During the three months ended March 31, 2016, Mr. Chunfeng Tao, our Chairman and controlling shareholder, provided personal guarantees to our bank loans in a total amount of $91.8 million. In addition, Mr. Tao provided personal guarantees in a total amount of $139.3 million.

During the three months ended March 31, 2016, we purchased raw materials of approximately $21.8 million from Ningbo Litong and $29.2 million from Ningbo Lide. Ningbo Litong is considered as certain other party to us because it previously held 12.75% ownership of Ningbo Keyuan on behalf of Mr. Chunfeng Tao and was controlled and owned by Mr. Tao until September 2011. Ningbo Lide is considered as certain other party to us because it previously held 28.5% ownership of Ningbo Keyuan on behalf of Mr. Chunfeng Tao and was controlled and owned by Mr. Tao until September 2011. The purchase prices of raw materials from Ningbo Litong and Ningbo Lide were determined on the same basis as the purchase prices from other suppliers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer has concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by us in such reports would be accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2015 and 2014, the management determined that our internal control environment is not properly designed due to the existence of certain material weaknesses and that it did not operate effectively to ensure that our financial statements (and related financial statement disclosures) were prepared in accordance with US generally accepted accounting principles. We have established a number of remediation measures, which we believe will remediate the material weaknesses identified, if such measures are effectively implemented and maintained, however, we cannot assure when or if we will be able to successfully implement these remedial measures. For more information regarding our controls and procedures, please refer to Item 9A. Controls and Procedures in the Form 10-K.

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

In May 2015, Taihua Plastic (Ningbo) Co., Ltd (“Taihua”) filed a complaint against Ningbo Keyuan and Zhongkexuneng in the Ningbo Intermediate People’s Court. Pursuant to a sale agreement between Taihua and Zhongkexuneng, Taihua made a payment of approximately RMB 29.7 million (approximately $4.8 million) to Zhongkexuneng for styrene. Taihua claimed damages in the amount of RMB 29.7 million, along with interest of RMB 0.8 million (approximately $0.1 million) and deductible value added tax of RMB 4.7 million (approximately US$0.7 million). On June 24, 2016, the Ningbo Intermediate People’s Court ruled that Zhongkexuneng should return the payment of RMB 29.7 million (approximately $4.8 million) to Taihua, plus the interest; and Ningbo Keyuan should be jointly liable to such payment as a shareholder of Taihua. Ningbo Keyuan appealed to the Zhejiang Higher People’s Court on July 11, 2016 claiming of its limited liability as a shareholder of a corporation. The case is currently under the trial.

On March 25, 2016, the Sixth Chemical Engineering Construction Co., Ltd (the “Sixth”) brought a suit against Ningbo Keyuan in the Beilun District People’s Court. The Sixth was a contractor who was supposed to build one of Ningbo Keyuan facilities. Completion of the construction was delayed for several months by the Sixth resulting in our loss of approximately RMB 30.4 million (approximately $4.7 million). The Sixth claimed that Ningo Keyuan owed a remaining contractual payment of RMB 24.8 million (approximately $3.8 million) plus the penalties of breach of the contract. In July 2016, Ningbo Keyuan filed a counter claim alleging that the Sixth had breached the contract by delaying the completion of the construction and requesting a total compensation of RMB 30.4 million (approximately $4.7 million) from the Sixth. A hearing is to be scheduled by the Beilun District People’s Court.

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

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)         As reported in our current report on Form 8-K filed on August 8, 2016, we entered into a side agreement with Delight Reward on August 4, 2016, pursuant to which, Delight Reward agreed to pay us for each convertible share of Common Stock underlying 5,333,340 Series B preferred shares $0.005 per share of Common Stock, for an aggregate purchase price of $27,465.01. We intend to use the proceeds as general capital for the Company.

(b)         Not Applicable.

(c)         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

(a)         Not Applicable.

(b)         Not Applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)         Not applicable.

(b)         Not applicable.

ITEM 6.  EXHIBITS.

(a) The following exhibits are filed as part of this report.

31.1 *	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2016	Keyuan Petrochemicals, Inc.

	By:	/s/ Feng Chen
Feng Chen
Chief Executive Officer, Chief Financial Officer and Vice President of Accounting

