Form 10-Q
period 2016-06-30
Keyuan Petrochemicals, Inc.
filed 2016-11-07
CIK 1326396

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

PART I – FINANCIAL INFORMATION

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIAIRES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	Note	June 30, 2016	December 31, 2015
		(Unaudited)
ASSETS
Current assets:
Cash		$10,034	$4,764
Pledged bank deposits		239,010	282,968
Notes receivable		1,393	735
Accounts receivable		29,588	23,398
Inventories	3	40,844	55,730
Prepayments to suppliers, net		148,492	80,077
Consumption tax recoverable	4	62,605	44,377
Amounts due from related parties	15	60	92
Amounts due from non-controlling shareholder		32,383	19,376
Other current assets	5	20,018	19,049
Total current assets		584,427	530,566

Property, plant and equipment, net		274,070	273,146
Intangible assets, net		963	1,021
Land use rights		22,902	23,757
Value added tax recoverable		794	1,205

Total assets		$883,156	$829,695

LIABILITIES AND DEFICIT
Current Liabilities:
Short-term borrowings	6	$317,503	$360,720
Notes payable	7	341,894	334,139
Accounts payable		69,029	52,820
Amounts due to related parties	15	4,937	5,330
Amounts due to non-controlling interest		17,953	-
Advances from customers		54,840	15,563
Accrued expenses and other payables	8	48,196	42,654
Income tax payable		5,391	1,596
Long term debt due within one year		15,080	-
Dividends payable		2,382	2,382
Total current liabilities		877,205	815,204

Long term debts		-	15,400
Total liabilities		877,205	830,604

Stockholders’ deficit:
Common stock:
Par value: $0.001; Authorized: 100,000,000 shares Issued 57,646,160; outstanding: 57,221,050 as at June 30, 2016 and December 31, 2015		58	58
Consideration receivable		(9,417)	(9,417)
Additional paid-in capital		70,917	70,917
Statutory reserve		6,114	6,109
Accumulated other comprehensive income		1,797	7,098
Accumulated deficit		(88,755)	(101,594)
Treasury stock, at cost, 425,110 shares at June 30, 2016 and December 31, 2015, respectively		(449)	(449)
Total stockholders’ deficit		(19,735)	(27,278)

Non-controlling interests		25,686	26,369
Total equity (deficit)		5,951	(909)

Total liabilities and equity (deficit)		$883,156	$829,695

See accompanying notes to the condensed consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$99,003	$106,122	$185,342	$164,404
Cost of sales	78,115	86,144	152,199	164,987
Gross profit (loss)	20,888	19,978	33,143	(583)

Selling expenses	769	176	1,658	410
General and administration expenses	2,614	5,725	6,644	10,367
Total operating expenses	3,383	5,901	8,302	10,777

Income (loss) from operations	17,505	14,077	24,841	(11,360)

Other income (expense):
Interest income	860	3,652	2,835	6,977
Interest expense	(4,198)	(11,843)	(10,598)	(20,191)
Foreign exchange gain (loss), net	2,581	4,165	1,247	(5,243)
Other expense, net	(52)	(544)	(204)	(8,601)
Total other expense, net	(809)	(4,570)	(6,720)	(27,058)

Income (loss) before income taxes	16,696	9,507	18,121	(38,418)
Income tax expense	4,468	69	5,464	1
Net income (loss)	12,228	9,438	12,657	(38,419)
Net loss attributable to non-controlling interests	(80)	-	(187)	-

Net income (loss) attributable to Keyuan Petrochemicals Inc. common stockholders	$12,308	$9,438	$12,844	$(38,419)

Net income (loss) attributable to Keyuan Petrochemicals Inc. stockholders	$12,228	$9,438	$12,657	$(38,419)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,056)	479	(5,301)	-
Comprehensive income (loss)	$7,172	$9,917	$7,356	$(38,419)

Comprehensive loss attributable to non-controlling interest	(80)	-	(187)	-

Comprehensive income (loss) attributable to Keyuan Petrochemicals Inc. common stockholders	7,252	9,917	7,543	(38,419)

Earnings (loss) per share:
Attributable to common stock:
-Basic	$0.22	$0.17	$0.22	$(0.67)
-Diluted	$0.22	$0.17	$0.22	$(0.67)

Weighted average number of shares of common stock used in calculation:
-Basic	57,221,050	57,221,050	57,221,050	57,221,050
-Diluted	57,221,050	57,221,050	57,221,050	57,221,050

See accompanying notes to the condensed consolidated financial statements.

KEYUAN PETROCHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands, except share data)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$12,657	$(38,419)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,578	7,679
Amortization	71	74
Bad debt expense	31	6,043
Land use rights amortization	368	390
Deferred income tax expense	-	13,096
Changes in operating assets and liabilities:
Notes receivable	(684)	(1,262)
Accounts receivable	(6,789)	(26,031)
Inventories	13,946	7,917
Prepayments to suppliers	(72,798)	(45,231)
Consumption tax refund receivable	(19,449)	(19,862)
Other current assets	2,913	85,740
Due from related parties	(2,340)	(18,455)
Accounts payable	19,676	19,020
Advances from customers	40,280	990
Income taxes payable	3,888	1,145
Accrued expenses and other payables	(28)	(11,836)
Other liabilities – related parties	15,123	9,134
Pledged deposit for operating activities	29,847	(68,523)
Net cash provided by (used in) operating activities	44,290	(78,391)

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,275)	(2,271)
Net cash used in investing activities	(14,275)	(2,271)

Cash flow from financing activities:
Pledged bank deposits used for borrowings	27,385	36,047
Proceeds from short-term bank borrowings	203,484	397,717
Repayment of short-term bank borrowings	(239,778)	(476,912)
Proceeds from bank notes	285,405	344,004
Repayments of bank notes	(270,485)	(216,764)
Proceeds from long term debt	-	16,318
Net cash provided by financing activities	6,011	100,410

Effect of foreign currency exchange rate changes on cash	(30,756)	(14,526)

Net increase in cash	5,270	5,222

Cash at beginning of period	4,764	870
Cash at end of period	$10,034	$6,092

Supplemental disclosure of cash flow information:
Income tax paid	$2,208	$124
Interest paid, net of capitalized interest	$10,086	$14,660
Non cash investing and financing activities:
Amount not yet paid for purchase of property, plant and equipment (net of VAT)	$1,774	$(3,018)

See accompanying notes to the condensed consolidated financial statements.

1	ORGANIZATION AND NATURE OF BUSINESS, RECENT EVENTS, AND GOING CONCERN AND MANAGEMENT’S PLANS

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

(b) Financial condition, liquidity, and capital resources

Due to the Company’s continuous efforts in realignment of product profiles and the fact that the petrochemical industry in China has been stabilized since 2015, the Company reported a net income of approximately $12.7 million and a net loss of approximately $60.5 million for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. In addition, cash flows provided by operations were approximately $44.3 million for the six months ended June 30, 2016 and cash flows used in operations were approximately $112.5 million for the year ended December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, the Company had a working capital deficit of approximately $292.8 million and $284.6 million, respectively.

Consequently, there is substantial doubt about the company’s ability to continue as a going concern.

The Company continues to finance and support its operations primarily through short-term bank borrowings. Short-term bank borrowings and notes payable amounted to approximately $659 and $695 million at June 30, 2016 and December 31, 2015, respectively. In addition, the Company continues to benefit from favorable PRC tax policies related to consumption tax. As of June 30, 2016, the Company had consumption tax refund receivables of approximately $62.6 million, and as of October 31, 2016, approximately $59.6 million was refunded to the Group.

The Company is exploring sources of additional financing, including short-term financing from its vendors and other parties and equity financing. In addition, the Company is closely monitoring its cash balances, cash needs and expense levels.

The ability of the Company to continue as a going concern is dependent upon management’s ability to implement its expansion plan - particularly the Guangxi project - to increase its production capacity, obtain additional capital and generate net income and positive cash flows from operations. There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to the Company, if at all.

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

3	INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2016	2015
	($’000)	($’000)
	(Unaudited)
Raw materials	$10,090	$34,116
Finished goods	26,884	18,003
Work-in-process	3,870	3,611

Total	$40,844	$55,730

4	CONSUMPTION TAX REFUND RECEIVABLE

The PRC government enacted a regulation pursuant to which domestically purchased heavy oil to be used for producing ethylene and aromatics products was exempted from consumption tax. In addition, the consumption tax paid for imported heavy oil is to be refunded if it is used for producing ethylene and aromatics products. Because all the Group’s purchased heavy oils are, or are to be, used for producing ethylene and aromatics products, the Group recognizes a consumption tax recoverable when a consumption tax for heavy oils has been paid and the relevant heavy oils have been used for producing ethylene and aromatics products. At June 30, 2016 and December 31, 2015, the Group recorded an estimated consumption tax refund receivables amounting to approximately $62.6 million and $44.4 million, respectively. As of October 31, 2016, approximately $59.6 million was refunded to the Group.

5	OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,	December 31,
	2016	2015
	($’000)	($’000)
	(Unaudited)
VAT recoverable	$11,118	$10,397
Deposits paid to suppliers	2,195	3,907
Other	6,705	4,745

	$20,018	$19,049

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

6	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of June 30, 2016 and December 31, 2015, short-term borrowings outstanding carried a weighted average interest rate of 4.6% and 5.3% for loans in RMB, respectively; and a weighted average interest rate of 2.5% and 2.4% for loans in USD, respectively, and had maturity terms ranging from July 2016 to June 2017 and interest rates ranging from 1.8% to 5.7% and 1.9% to 6.9%, respectively.

Short-term borrowings consist of the following:

	June 30,		December 31,
	2016		2015
	SHORT-TERM BORROWINGS	PLEDGED BANK DEPOSITS	SHORT-TERM BORROWINGS	PLEDGED BANK DEPOSITS
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)
China Construction Bank	$178,366	$104,550	$181,799	$104,500
Shanghai Pudong Development Bank	2,036	-	5,929	-
Agricultural Bank of China	6,786	-	23,100	-
Pingan Bank	-	-	2,800	2,867
Bank of Communication	11,725	-	10,934	-
Bank of China	95,609	-	122,168	19,450
China Merchant Bank	7,540	-	7,700	283
Ningbo Commerce Bank	3,000	3,090	3,000	3090
China Minsheng Bank	12,441	-	3,290	-
Total	$317,503	$107,640	$360,720	$130,190

The only long term debt of the Group is a loan to Ningbo Keyuan from Zhouji (Group) Co., Ltd (“Zhouji Group”) made on April 9, 2015 in the initial amount of RMB 100 million (approximately $15.4 million). The debt matures on the second anniversary of being made and carries an interest of 7.0%, which is approximately 40% higher than average interest rate of long-term bank loans made at that time of similar tenor. The long-term loan is secured by 15% of Mr. Chunfeng Tao’s ownership of Ningbo Keyuan. Upon the maturity of the loan, Zhouji Group has an option to elect a payment of the principal and the accrued interest or the transfer of 15% of Mr. Tao’s ownership of Ningbo Keyuan.

7	NOTES PAYABLE

Notes payable represent bills issued by an accepting bank in favor of the Group’s suppliers. The Group’s suppliers receive payments from such accepting bank directly upon maturity of the bills, and the Group is obliged to repay the face value of the bills to such accepting bank. Bills that are not remitted directly by the Group to its suppliers may be sold by the Group to other accepting banks for cash prior to their maturity. Discounts paid are recorded as a component of interest expense. Notes payable with financing nature amounted $248 million and $312 million as of June 30, 2016 and December 31, 2015, respectively.

8	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	June 30,	December 31,
	2016	2015
	($’000)	($’000)
	(Unaudited)
Purchase of property, plant and equipment	$14,041	$12,555
Accrued payroll and welfare	653	677
Liquidated damages	2,493	2,493
Deposit from customers	2,499	2,499
Loan from unrelated parties	1,508	1,540
Other tax payable	2,302	2,765
Accrued interest expense	7,826	7,476
Accrued expense according to ongoing lawsuit	14,788	10,200
Other accruals and payables	2,086	2,449
	$48,196	$42,654

9	COMMITMENTS AND CONTINGENCIES

(a) Operating commitments

As of June 30, 2016, the Group had outstanding Letters of Credit of approximately $33 million.

(b) Capital commitments

As of June 30, 2016, the Group had contractual capital commitments of approximately $14 million for purchases of equipment. The capital commitments relate primarily to manufacturing equipment enhancements.

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

The provision for income taxes is recorded at the end of each interim period based on the Group’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Group’s effective tax rate for the six months ended June 30, 2016 is approximately 30%. The increased effective rate for the six months ended June 30, 2016 compared to year 2015 is primarily due to losses in non-PRC jurisdictions, the benefit of which is not expected to be realized. The Group paid income taxes of approximately $1.5 million and $2.2 million, respectively during the three months and six months ended June 30, 2016.

11	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings (loss) per share:
Net income (loss)	$12,228	$9,438	$12,657	$(38,419)

Net loss attributable to non-controlling interests	(80)	-	(187)	-

Net income (loss) attributable to Keyuan
Petrochemicals Inc. common stockholders	$12,308	$9,438	$12,844	$(38,419)

Weighted average common share
(Denominator for basic and diluted income (loss) per share)	57,221,050	57,221,050	57,221,050	57,221,050

Basic net earnings (loss) per share:	$0.22	$0.17	$0.22	$(0.67)
Diluted net earnings (loss) per share:	$0.22	$0.17	$0.22	$(0.67)

Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company’s stockholders as adjusted for the effect of dilutive common stock equivalents, if any, by the weighted average number of common stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents consist of the common stock issuable upon the exercise of outstanding stock options and stock purchase warrants (using the treasury stock method). Potential dilutive securities are not included in the calculation of dilutive earnings (loss) per share if the effect is anti-dilutive. No warrants and options were included in diluted earnings (loss) per share for the three and six months ended June 30, 2016 and 2015, respectively, as their effect was anti-dilutive.

12	STOCK REPURCHASE PROGRAM

On September 22, 2014, the Board of Directors authorized the termination of a repurchase program that was commenced on December 31, 2012 to repurchase of up to $2 million of its common stock at a price of up to $1.50 per share. The Company purchased 425,110 shares of common stock through the stock repurchase program.

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of equity in the consolidated balance sheets. Treasury shares may be reissued as part of the Company’s stock-based compensation programs. There were no reissuances during the three and six months ended June 30, 2016 and 2015.

13	FAIR VALUE MEASUREMENTS

The Company did not have any assets or liabilities that were measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively.

The fair values of cash, pledged bank deposits, notes receivable, accounts receivable, short-term bank borrowing, notes payable, accounts payable and long term debt due within one year approximate their respective carrying amounts due to their short-term nature. The fair value of pledged bank deposits and short-term bank borrowings approximate their carrying amount because of their varying interest rates and/or their short maturities.

14	SIGNIFICANT CONCENTRATIONS AND RISKS

As of June 30, 2016 and December 31, 2015, the Group held cash and pledged bank deposits in financial institutions of approximately $249 million and $288 million, respectively. These were primarily held in major financial institutions located in mainland China and the Hong Kong Special Administrative Region, which management believes have high credit quality.

During the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015, no sales to individual customer exceeded 10% of the Group’s total net revenue. As of June 30, 2016, three customers accounted for 37%, 21% and 18% of accounts receivables.

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

During the three and six months ended June 30, 2016, three suppliers to the Group each accounted for more than 10% of total group purchase. These three suppliers accounted for approximately 27%, 27% and 20% of the total purchase for three months ended June 30, 2016 and 19%, 13% and 12% of total purchase for the six months ended June 30, 2016, respectively. During the three months ended June 30, 2015, the three individual suppliers from whom the Group purchased more than 10% of its total purchases, accounted for approximately 17%, 14% and 11% of the total purchase. During the six months ended June 30, 2015, the Group has three individual suppliers exceeded 10% of the Group’s total purchases, accounted for approximately 23%, 20% and 10% of the total purchase. As at June 30, 2016, two customers accounted for 76%, 16% of total accounts payable.

The Group commenced trading of heavy oil in April 2013 as an agent on behalf of a Hong-Kong based customer. For the three months ended June 30, 2016 and 2015, and for the six months ended June 30, 2016, there were no trading of heavy oil. For the six months ended June 30, 2015, the trading of heavy oil consists of purchases of approximately $3.0 million and sales of approximately $3.0 million, resulting in no profit or loss.

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

15	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS AND TRANSACTIONS WITH CERTAIN OTHER PARTIES

(A) Related Party Transactions

The Company considers all transactions with the following parties to be related party transactions.

Name of parties	Relationship
Mr. Chunfeng Tao (“Mr. Tao”)	Majority stockholder

Mr. Jicun Wang (“Mr. Wang”)	Principal stockholder

Mr. Peijun Chen (“Mr. Chen”)	Principal stockholder

Ms. Sumei Chen	Member of the Company’s Board of Supervisors and spouse of Mr. Wang

Ms. Yushui Huang (“Ms. Huang”)	Vice President of Administration, Ningbo Keyuan

Ms. Feng Chen	Acting Chief Executive Officer, Chief Financial Officer and Vice President of Administration of Keyuan Petrochemicals Inc. since April 8, 2016

Ningbo Pacific Ocean Shipping Co., Ltd (“Ningbo Pacific”)	100% ownership by Mr. Wang

Ningbo Hengfa Metal Product Co., Ltd (“Ningbo Hengfa”, former name “Ningbo Tenglong”)	100% ownership by Mr. Chen

Ningbo Xinhe Logistic Co., Ltd (“Ningbo Xinhe”)	10% ownership by Ms. Huang

Related party transactions and amounts outstanding with the related parties as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Purchase of transportation services (a)	$-	$297	$862	$455

	June 30, 2016	December 31, 2015
	($’000)	($’000)
	(Unaudited)
Amounts due from related parties (d)	$40	$92
Amounts due to related parties (c)	$4,930	$4,592
Account payable to related parties (c)	$7	$739
Account receivable from related parties (d)	$20	$-

(a) The Group purchased transportation services of approximately nil and $0.3 million from Ningbo Xinhe during the three months ended June 30, 2016 and 2015, respectively. The Group purchased transportation services of $0.9 million and $0.5 million from Ningbo Xinhe during the six months ended June 30, 2016 and 2015, respectively.

(b) Guarantees for Bank Loans

Guarantee provided by Mr. Tao amounted $135.7 million and $138.6 million as of June 30, 2016 and December 31, 2015.

Bank loans guarantee provided by Mr. Tao amounted $96.8 million and $95.9 million as of June 30, 2016 and December 31, 2015.

(c) Amounts due to related parties consist of the following.

	June 30, 2016	December 31, 2015
	($’000)	($’000)
	(Unaudited)
Mr. Tao	4,592	4,592
Ningbo Xinhe	338	-

Amounts payable to related party consist of the following:

	June 30, 2016	December 31, 2015
	($’000)	($’000)
	(Unaudited)
Ningbo Xinhe	7	739

(d) Amount due from related parties consist of the following.

	June 30, 2016	December 31, 2015
	($’000)	($’000)
	(Unaudited)

Mr. Dingan Zhang	$-	$38
Ms. Yushui Huang	-	8
Mr. Tao	40	46
Total	$40	$92

Amounts receivable from related party consist of the following:

	June 30, 2016	December 31, 2015
	($’000)	($’000)
	(Unaudited)
Ningbo Xinhe	20	-

(B) Relationships and transactions with certain other parties

The Group has the following relationships and transactions with certain other parties:

Name of parties	Relationship
Ningbo Litong Petrochemical Co., Ltd (“Ningbo Litong”)	Former 12.75% nominee shareholder of Ningbo Keyuan

Huaning International Trading Co., Ltd (“Huaning”)	The director of Huaning is the shareholder and director of Ningbo Xinghe, one of the Group’s related parties

Mercuria energy trading Pte Ltd (“Mercuria”)	Major supplier

Ningbo Anqi Petrochemical Co., Ltd	A related party until September 2011 when control transferred

Ningbo Lide Investment Co., Ltd. (“Ningbo Lide”, f/k/a Ningbo Kewei)	A related party until September 2011 when control transferred

Ningbo Kunde Petrochemical Co, Ltd. (“Ningbo Kunde”)	A related party until September 2011 when control transferred

Transactions and amounts outstanding with these parties for the three and six months ended June 30, 2016 and 2015 and as of June 30, 2016 and December 31, 2015 are summarized as follows:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales of products (e)	$-	$6,606	$-	$8,542
Purchase of raw materials (f)	$-	$65,416	$55,489	$94,573

	June 30, 2016	December 31, 2015
	($’000)	($’000)
	(Unaudited)
Guarantee for bank borrowings (g)	$214,139	$310,276
Amounts due from these parties (h)	$2,195	$3,907
Advance payments to these parties(i)	$74,796	$4,552
Advance received from these parties (j)	$33,119	$4
Accounts payables (l)	$38,063	$41,269
Notes payable (m)	$131,750	$140,715
Notes receivable (n)	$-	$514

(e)The Group sold finished products of approximately nil and $2.6 million to Ningbo Litong during the three months ended June 30, 2016 and 2015, respectively. The Group sold finished products of approximately nil and $4.0 million to Ningbo Lide during the three months ended June 30, 2016 and 2015, respectively. The Group sold finished products of approximately nil and $4.1 million to Ningbo Litong, during the six months ended June 30, 2016 and 2015, respectively. The Group sold finished products of approximately nil and $4.4 million to Ningbo Lide during the six months ended June 30, 2016 and 2015, respectively.

(f) Purchase of raw materials

	Purchase of raw materials during the three months ended June 30,		Purchase of raw materials during the six months ended June 30,
	2016	2015	2016	2015
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ningbo Litong	$-	$27,094	$21,429	$36,768
Ningbo Lide	-	29,789	28,618	29,807
Huaning	-	3	-	2,852
Mercuria	-	8,529	5,442	25,146
Total	$-	$65,415	$55,489	$94,573

(g) Guarantees for Bank Loans

	Guarantee provided as of
	June 30, 2016	December 31, 2015
	($’000)	($’000)
	(Unaudited)
Ningbo Litong	$40,717	$102,379
Ningbo Lide	173,422	207,897
Total	$214,139	$310,276

	Bank loans Guaranteed as of
	June 30, 2016	December 31, 2015
	($’000)	($’000)
	(Unaudited)

Ningbo Litong	$19,265	$18,634
Ningbo Lide	98,813	101,783
Total	$118,078	$120,417

(h) At June 30, 2016 and December 31, 2015, the amounts due from these parties consist of amounts due from Huaning of $1.2 million and $3.9 million, respectively, and amounts due from Mercuria of $1.0 million and nil, respectively.

(i) At June 30, 2016 and December 31, 2015, advances payments to these parties consist of payments to Ningbo Litong of $53.2 million and nil, respectively, and Ningbo Lide of $21.6 million and $4.6 million, respectively.

(j) At June 30, 2016 and December 31, 2015, advances received from these parties consist of amounts received from Ningbo Litong of $33.1 million and nil, respectively, and amounts received from Huaning of $4,000 and $4,000, respectively.

(k) At June 30, 2016 and December 31, 2015 accounts payables to these parties consist of payables to Ningbo Litong of nil and $1.4 million, respectively, and payables to Mecuria of $38.1 million and $39.9 million, respectively.

(l) At June 30, 2016 and December 31, 2015 notes payable to these parties consist of notes payable to Ningbo Litong of $75.5 million and $68.6 million, respectively, and notes payables to Ningbo Lide of $56.3 million and $72.2 million, respectively.

(n) At June 30, 2016 and December 31, 2015 notes receivables from these parties consist of notes receivable from Ningbo Litong of nil and $0.5 million, respectively, and notes receivables from Ningbo Lide of nil and $0.02 million, respectively.

(C) Relationships and transactions with the entity that has non-controlling interests in Company’s subsidiaries:

The Group has the following relationships and transactions with non-controlling interest shareholder:

Name of party	Relationship
Ningbo Hengyun Energy Technology Co, Ltd (Ningbo Hengyun)	Non-controlling interest shareholder of Guangxi Keyuan since 2015

The transactions and amounts outstanding with this party as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	($’000)	($’000)	($’000)	($’000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales of products	$-	$1,111	$268	$1,668
Purchase of raw materials	$-	$34,901	$42,115	$57,690

	As at June 30, 2016	As at December 31, 2015
	($’000)	($’000)
	(Unaudited)
Advance received from non-controlling interest shareholder	$17,953	$-
Advance payments to non-controlling interest shareholder	$32,069	$2,222
Accounts receivables	$314	$17,153
Notes receivables	$87,092	$90,601

16	Consolidated Segment Data

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

(b) Rubber Segment: Manufacturing and sales of various rubber products.

Segment information for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30
	2016			2015
	Petrochemical	Rubber	Total	Petrochemical	Rubber	Total
	($'000)	($'000)	($'000)	($'000)	($'000)	($'000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$75,654	$23,349	$99,003	$90,922	$15,200	$106,122
Income (loss) from operations	$22,109	$(4,604)	$17,505	$14,530	$(453)	$14,077

	Six months Ended June 30
	2016			2015
	Petrochemical	Rubber	Total	Petrochemical	Rubber	Total
	($'000)	($'000)	($'000)	($'000)	($'000)	($'000)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$140,613	$44,729	$185,342	$135,229	$29,175	$164,404
Income (loss) from operations	$32,543	$(7,702)	$24,841	$(13,420)	$2,060	$(11,360)

	As of June 30, 2016			As of December 31, 2015
	Petrochemical	Rubber	Total	Petrochemical	Rubber	Total
	($'000)	($'000)	($'000)	($'000)	($'000)	($'000)
	(Unaudited)	(Unaudited)	(Unaudited)
Total assets	$772,252	$110,904	$883,156	$724,008	$105,687	$829,695

17	SUBSEQUENT EVENTS

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

Our Facility and Equipment

Facilities

During the six months ended June 30, 2016, we have invested a total of approximately $9.8 million in the construction and improvement of our production facility. Our current production facility encompasses approximately 7.2 million square feet, which includes 2.5 million square feet facility in Zhejiang Province and 4.7 million square feet facility in Guangxi Province.

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

Manufacturing and Sales

Our total production of finished products was 352,032 MT for the six months ended June 30, 2016, and we generated $185.3 million in revenue based on the sale of 400,334 MT of petrochemical and rubber products. Our total production of finished products was 209,705 MT for the six months ended June 30, 2015 and we generated $164.4 million in revenue based on the sale of 193,042 MT of petrochemical and rubber products.

The increase in total production of finished products and revenues during the first half year of 2016 was mainly due to a 85-day production suspension during the first half year of 2015 while there was no production suspension during the first half year of 2016.

During the first half year of 2015, operation of Ningbo Keyuan and Keyuan Synthetic Rubbers was suspended for 85 days in connection with continuing depressed oil price in international markets occurring in June 2014 which materially negatively impacted us and our downstream distributors. As a result, we did not have enough capital to satisfy the unsustainable cash demand to maintain operations. We resumed operations in April 2015 when we observed the recovery and stabilization of oil market. During the suspension, we conducted routine maintenance of our facility, which is required every two years and requires a temporary suspension of production. There was no production suspension during the six months ended June 30, 2016. As a result, our total production of finished products for the six months ended June 30, 2016 was increased by 142,327 MT compared to the comparative period in 2015 and revenue for the six months ended June 30, 2016 was increased by approximately $20.9 million compared to the comparative period in 2015.

Going Concern and Management’s Plans

Due to our continuous efforts in realignment of product profiles and the fact that the petrochemical industry in China has been stabilized since 2015, we reported a net income of approximately $12.7 million and a net loss of approximately $60.5 million for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. In addition, cash flows provided by operations were approximately $44.3 million for the six months ended June 30, 2016 and cash flows used in operations were approximately $112.5 million for the year ended December 31, 2015, respectively. Nevertheless, at June 30, 2016 and December 31, 2015, we had a working capital deficit of approximately $292.8 million and $284.6 million, respectively.

Consequently, there is substantial doubt about our ability to continue as a going concern.

We continue to finance and support our operations primarily through short-term bank borrowings. Short-term bank borrowings and notes payable amounted to approximately $659 and $695 million at June 30, 2016 and December 31, 2015, respectively. In addition, we continue to benefit from favorable PRC tax policies related to consumption tax. As of June 30, 2016, we had consumption tax refund receivables of approximately $62.6 million, and as of October 31, 2016, approximately $59.6 million was refunded to us.

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

Our ability to continue as a going concern is dependent upon management’s ability to implement our expansion plan - particularly Guangxi project - to increase our production capacity, obtain additional capital and generate net income and positive cash flows from operations. There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to us, if at all.

Results of Operations

The following table sets forth information from our statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015.

Comparison of the three and six months ended June 30, 2016 and 2015 (in thousands)

	For the three months		Year to Year Comparison		For the six months		Year to Year Comparison
	Ended June 30,		Increase	Percentage	Ended June 30,		Increase	Percentage
	2016	2015	/(Decrease)	change	2016	2015	/ (Decrease)	change
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Sales	$99,003	106,122	(7,119)	(6.7)%	185,342	164,404	20,938	12.7%

Cost of sales	78,115	86,144	(8,029)	(9.3)%	152,199	164,987	(12,788)	(7.8)%

Gross profit (loss)	20,888	19,978	910	4.6%	33,143	(583)	33,726	5784.9%

Operating expenses
Selling expenses	769	176	593	336.9%	1,658	410	1,248	304.4%
General and administrative expenses	2,614	5,725	(3,111)	(54.3)%	6,644	10,367	(3,723)	(35.9)%
Total operating expenses	3,383	5,901	(2,518)	(42.7)%	8,302	10,777	(2,475)	(23.0)%

Income (loss) from operations	17,505	14,077	3,428	24.4%	24,841	(11,360)	36,201	318.7%

Other income (expenses):
Interest income:	860	3,652	(2,792)	(76.5)%	2,835	6,977	(4,142)	(59.4)%
Interest expense	(4,198)	(11,843)	7,645	64.6%	(10,598)	(20,191)	9,593	47.5%
Foreign exchange gain (loss), net	2,581	4,165	(1,584)	(38.0)%	1,247	(5,243)	6,490	123.8%
Other expense, net	(52)	(544)	492	90.4%	(204)	(8,601)	8,397	97.6%
Total other expenses, net	(809)	(4,570)	3,761	82.3%	(6,720)	(27,058)	20,338	75.2%

Income (loss) before income taxes	16,696	9,507	7,189	75.6%	18,121	(38,418)	56,539	147.2%
Income tax expense	4,468	69	4,399	6375.4%	5,464	1	5,463	546300%
Net Income (Loss)	12,228	9,438	2,790	29.6%	12,657	(38,419)	51,076	132.9%
Other comprehensive (loss) income
Foreign currency translation adjustment	(5,056)	479	(5,535)	1155.5%	(5,301)	-	(5,301)	-%
Comprehensive income (loss)	$7,172	$9,917	$(2,745)	27.7%	$7,356	$(38,419)	$45,775	119.1%

Sales: Our sales for the three months ended June 30, 2016 were approximately $99.0 million compared to $106.1 million for the three months ended June 30, 2015, a decrease of $7.1 million, or 6.7%. The decrease was mainly due to the average unit sale price decreased by about $75/MT (RMB500/MT) compared to the same period in 2015 as the result of the management’s strategy to attract customers by lower sale price, which partially offset by the 10-day production suspension in the second quarter of 2015.

Sales for the six months ended June 30, 2016 were approximately $185.3 million compared to $164.4 million for the six months ended June 30, 2015, an increase of $20.9 million, or 12.7%. We incurred an 85-day production interruption responding to less market demands in the first and second quarter of 2015. There was no production interruption during the same period in 2016.

Cost of Sales: Our overall cost of sales was approximately $78.1 million for the three months ended June 30, 2016, or 78.9% of sales, compared to approximately $86.1 million, or 81.1% of sales for the three months ended June 30, 2015. Our cost of sales is primarily composed of the costs of direct raw materials (mainly heavy oil, benzene, butadiene and carbinol), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The decrease in the cost of sales for the three months ended June 30, 2016 compared to same period in 2015 was mainly due to the decrease in the sales during the three months ended June 30, 2016.

Our overall cost of sales was approximately $152.2 million for the six months ended June 30, 2016, or 82.1% of sales, compared to approximately $165.0 million, or 100.4% of sales for the six months ended June 30, 2015. The decrease in the cost of sales for the six months ended June 30, 2016 compared to the same period in 2015 was mainly due to the decrease in average purchase price of raw materials due to the stabilization of international crude oil market in the first half year of 2016 comparing to same period in 2015.

Energy required for production of our products consists of water, electricity and steam, the costs of which are attributed to cost of sales rather than operating expense. The supply prices of these energy sources in China have historically been very stable as a result of PRC government policy. Accordingly, the potential impact of changing energy costs to our production is minimal. The following are the costs for water, electricity and stream for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2015 (Unaudited)
Water	447	209	834	386
Electricity	2,902	3,048	6,089	5,508
Steam	1,699	1,179	3,120	2,444

Total energy cost was approximately $5.0 million for the three months ended June 30, 2016, which constitutes approximately 5.1% of sales. Total energy cost was approximately $4.4 million for the three months ended June 30, 2015, which constitutes approximately 4.2% of sales.

Total energy cost was approximately $10.0 million for the six months ended June 30, 2016, which constitutes approximately 5.4% of sales. Total energy cost was approximately $8.3 million for the six months ended June 30, 2015, which constitutes approximately 5.0% of sales.

Gross Profit (loss): Gross profit for the three months ended June 30, 2016 was approximately $20.9 million compared to a gross profit of $20.0 million for the three months ended June 30, 2015, representing an increase of approximately $0.9 million, or 4.6%, which we believe was not significant.

Gross profit for the six months ended June 30, 2016 was approximately $33.1 million compared to a gross loss of $0.6 million for the comparative period in 2015, representing an increase of $33.7 million, or 5,784.9%. Our total gross margin increased from negative 0.4% for the six months ended June 30, 2015 to 17.9% for the six months ended June 30, 2016.  The main reason for the increase is that we had a 85-day production suspension during the first six months in 2015 and the sale prices of our products were negatively impacted by the depressed international crude market during the six months ended June 30, 2015.

Operating Expenses:  Our operating expenses include selling expenses, and general and administrative expenses. Operating expenses were approximately $3.4 million or 3.4% of sales for the three months ended June 30, 2016 compared to $5.9 million or 5.6% of sales for the comparative period in 2015, a decrease of $2.5 million or 42.7%. The decrease was mainly because we incurred only $19,000 bad debt expense during the three months ended June 30, 2016 while we had accrued bad debt expense of approximately $3.5 million during the three months ended June 30, 2015, offset by an increase of $0.2 million in consulting expenses during the three months ended June 30, 2016.

Operating expenses were approximately $8.3 million or 4.5% of sales for the six months ended June 30, 2016 compared to $10.8 million or 6.6% of sales for the comparative period in 2015, a decrease of $2.5 million or 23.0%. The decrease was mainly because we incurred only $31,000 bad debt expense during the six months ended June 30, 2016 while we had the accrued bad debt expense of approximately $6.0 million during the same period in 2015, offset by an increase of $0.5 million in consulting expenses during the six months ended June 30, 2016.

Interest Income/Expense: For the three months ended June 30, 2016, interest income and interest expense were approximately $0.9 million and $4.2 million, respectively, compared to interest income and interest expense of approximately $3.7 million and $11.8 million, respectively, for the same period in 2015. The decrease in interest income was mainly due to decreased deposits as collateral for bank loans and the decrease in interest expense was mainly due to decreased borrowings during the three months ended June 30, 2016.

For the six months ended June 30, 2016, interest income and interest expense were approximately $2.8 million and $10.6 million, respectively, compared to interest income and interest expense of approximately $7.0 million and $20.2 million, respectively, for the same period in 2015. The decrease in interest income was mainly due to the decreased deposits as collateral for bank loans and the decrease in interest expense was mainly due to decreased borrowings during the six months ended June 30, 2016.

Net Income/(Loss): Net income was approximately $12.2 million for the three months ended June 30, 2016 compared to net income of approximately $9.4 million for the same period in 2015, representing an increase of $2.8 million or 29.6%. This increase was mainly due to a combination of increased gross profit, decreased operating expenses and decreased interest expense for the three months ended June 30, 2016 compared to the same period in 2015.

Net income was approximately $12.7 million for the six months ended June 30, 2016 compared to a net loss of approximately $38.4 million for the same period in 2015, representing an increase of $51.1 million or 132.9%. This increase was primarily due to the increase in gross profit and the decrease of interest expense during the six months ended June 30, 2016 compared to the same period in 2015.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive loss and amounted to $5.1 million and $5.3 million for the three and six months ended June 30, 2016, respectively. The balance sheet amounts at June 30, 2016 and December 31, 2015, with the exception of equity, were translated at RMB 6.6312 and RMB 6.1275 to 1.00 U.S. dollar, respectively. The equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the three months ended June 30, 2016 and 2015 were RMB 6.5285 and RMB 6.1200, respectively, and the six months ended June 30, 2016 and 2015 were RMB 6.5282 and RMB 6.1284, respectively, to 1.00 U.S. dollar.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For The Six Months Ended June 30,
	2016 (Unaudited)	2015 (Unaudited)
Net cash provided by (used in) operating activities	44,290	(78,391)
Net cash used in investing activities	(14,275)	(2,271)
Net cash provided by financing activities	6,011	100,410

Net cash provided by operating activities was approximately $44.3 million for the six months ended June 30, 2016 compared to net cash used in operating activities of approximately $78.4 million for the same period in 2015, representing an increase of $122.7 million or 156%. The reason for the change is primarily due to a combination of increased net income, increased accounts payable and increased advances from customers during the six months ended June 30, 2016 compared to the comparative period in 2015.

Net cash used in investing activities was approximately $14.3 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively. The increase in net cash used in investing activities is primarily due to our increased investments of $9.8 million in the construction of our infrastructures and facilities in accordance with our expansion plan.

Net cash provided by financing activities amounted to approximately $6.0 million for the six months ended June 30, 2016 compared with approximately $100.4 million for the same period in 2015. For the six months ended June 30, 2016, net cash provided by financing activities was primarily through bank borrowings. The decrease resulted primarily from decreases in bank borrowing during the six months ended June 30, 2016 compared to the same period in 2015.

There is substantial doubt about the Group’s ability to continue as a going concern. The Group continued to finance and support its operations primarily through short-term bank borrowings. Short-term bank borrowings and notes payable amounted to approximately $659 and $695 million at June 30, 2016 and December 31, 2015, respectively. In addition, the Group continued to benefit from favorable PRC tax policies related to consumption tax. As of June 30, 2016, the Group had consumption tax refund receivables of approximately $62.6 million, and as of October 31, 2016, approximately $59.6 million was refunded to us.

The Group is exploring sources of additional financing, including short-term financing from its vendors and other parties and equity financing. In addition, the Group closely monitored its cash balances, cash needs and expense levels.

Consumption Tax Refund

The PRC government enacted a regulation pursuant to which domestically purchased heavy oil to be used for producing ethylene and aromatics products was exempted from consumption tax. In addition, the consumption tax paid for imported heavy oil is to be refunded if it is used for producing ethylene and aromatics products. Given all the Group’s purchased heavy oils are, or are to be, used for producing ethylene and aromatics products, the Group recognizes a consumption tax recoverable when a consumption tax for heavy oils has been paid and the relevant heavy oils have been used for production of ethylene and aromatics products. At June 30, 2016 and December 31, 2015, the Group recorded an estimated consumption tax recoverable amounting to approximately $62.6 million and $44.4 million, respectively. As of October 31, 2016, approximately $59.6 million was refunded to the Group.

Bank Loans

Before we enter into a loan agreement with a lender, the lender will approve a comprehensive credit line which is the maximum amount of the loans we can obtain from that lender within a certain time period. The comprehensive credit line is usually secured by one or more third party guaranties or liens on our property and equipment, or a security deposit. Once the comprehensive credit line is approved, we will enter into an individual loan agreement with the lender each time we obtain a loan from such lender under the credit line. Therefore, we typically have multiple loan agreements under one comprehensive credit line with one lender as long as the credit limit has not been reached.

We have entered into short-term loan agreements with our primary lenders such as Bank of China, China Construction Bank and Agricultural Bank of China. As of June 30, 2016, we had an aggregate outstanding principal of approximately $317.5 million in bank loans under the loan agreements, with maturity dates from July 2016 to June 2017 and interest rates from 1.8% to 5.7% per annum. The loan agreements were mainly guaranteed by third parties and individual persons or secured by a lien on our property and equipment. Historically, all debts due have been paid back by us in a timely manner. All short-term bank loans are revolving loans, and the lenders generally agree to extend the loans upon maturity if we request. As the date of this Form 10-Q, we have timely repaid or renewed all short-term bank loans. As such, we expect that outstanding bank loans will be extended if not paid back upon maturity. Depending on our capital needs, we evaluate whether to apply for additional long-term bank loans. We currently have sufficient lines of credit with our primary lenders for both short-term and long-term borrowings for our operations. However, we estimate the total cost of the expansion will be $372.5 million. We plan to fund the expansion through debt financing, cash from operations, and potential equity financing. However, we may not be able to obtain additional financing at acceptable terms, or at all, and, as a result, our ability to increase our production capacity and to expand our business could be adversely affected.

Related Party Transactions

During the three months ended June 30, 2016, Mr. Chunfeng Tao, the Chairman of our Board of Directors and controlling shareholder, provided personal guarantees to our bank loans in a total amount of $5 million. In addition, as of June 30, 2016, Mr. Tao provided personal guarantees in a total amount of $135.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer has concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by us in such reports would be accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

